Form 10QSB
period 2003-04-30
USED KAR PARTS INC
filed 2003-06-11
CIK 1213037

OMB APPROVAL
OMB Number: 3235-0416
Expires: July 31,2003
Estimated average burden hours per response: 32.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30,2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________
Commission file number ______________________________
Used Kar Parts, Inc (Exact name of small business issuer as specified in its charter)
Florida (State or other jurisdiction of incorporation or organization) 56-2301903 (IRS Employer Identification No.)

20908 Raindance Lane, Boca Raton, Florida 33428 (Address of principal executive offices)

561-350-3719 (Issuer's telephone number)

__________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

USED KAR PARTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

April 30, 2003

(unaudited)

ASSETS
Current Assets
Cash	$ 3,818
Total Assets	$ 3,818

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities	$ -0-
Stockholders Equity Common Stock, $ .001 par value, authorized 50,000,000 shares, 2,068,000 issued and outstanding	$ 2,068
Additional paid in capital	$ 3,332
Deficit Accumulated in development stage	$ (1,582)
Total Stockholders Equity	$ 3,818
Total Liabilities and Stockholders Equity	$ 3,818

USED KAR PARTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

APRIL 30, 2003

(unaudited)

Three Months ended April 30, 2003
Revenue	-0-
Expenses	$58
Net Income (Loss)	$ (58)
Net Income per weighted average shares	$(Nil)
Weighted average of shares	2,007,556

USED KAR PARTS, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

THREE MONTHS ENDED

APRIL 30, 2003

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in capital	Deficit Development stage	Total Stockholders equity
Balance January 31, 2002	2,068,000	2,068	3,332	(1,524)	3,876
Net (loss) April 30, 2003	-0-	-0-	-0-	(58)	(58)
Balance April 30, 2003	2,068,000	2,068	3,332	(1,582)	3,818

USED KAR PARTS, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

THREE MONTHS ENDED

APRIL 30, 2003

(unaudited)

Three Months ended April 30, 2003
Cash Flows from operations: Net income (loss)	$(58)

Net cash provided for operations	$(58)
Cash flows from financing activities: Preferred stock issued to founder Issuance of common stock	-0- -0-
Net increase (decrease) in cash	$(58)
Cash beginning	$3,876
Cash ending	$3,818

SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

The Company was organized under the laws of the State of Florida on April 26, 2002. The Company is in the development stage. The Company plans to develop a website where individuals subscribe to and interact in an online marketplace for used car parts.

Current Operations

The Company currently has no operations. Any expenses incurred by the company at this time are deemed to be immaterial and insignificant. These expenses are incurred by management without any expectation of reimbursement. When operation commence the company will be directly responsible for its operational expenses.

Basis of Accounting

The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has retained January 31 as its annual year end.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and equivalent

Cash and cash equivalent include cash and cash in banks. The company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At April 30, 2003, there is no concentration of credit risk form uninsured bank balances.

Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board, ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001 the Company is required to adopt SFAS No.142 effective July 1, 2002. Adoption of SFAS No. 141 will have no effect on the Companys results of operations or financial position.

Management does not expect that adoption of SFAS No. 142 will have a material effect on the Companys results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect that adoption of SFAS No. 144 will have a material effect on the Companys results of operations or financial position

INCOME TAX

In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recorded or settled. Under SFAS No. 109 the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

We plan to develop a website where individuals subscribe to and interact in an online marketplace for used car parts. A website where buyers and sellers of used car parts can come together to purchase or sell such parts at auction pricing. Used Kar Parts, Inc. does not purchase, sell or inventory any such parts. Currently we do not have operations, website or revenue sources. We purchased the domain name for our website, which is www.UsedKarParts.com and entered in a contract with a web hosting service provider. We have developed an initial welcome home page for our visitors until an e commerce website is constructed, to introduce ourselves to potential customers until a fully operational e commerce website is constructed. An internet consultant has been hired to assist the company in the creation of its website.

We anticipate that we will meet our cash requirements for the 12 months with current cash. However, in moving forward, past our twelve-month outlook, we may depend upon capital to be derived from future financing through a subsequent offering of stock. There can be no assurance that we will be successful in raising the capital we may require.

Item 3.    Controls and Procedures

In the quarter ended April 30, 2003, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter

CERTIFICATION

I, Jeannine Karklins, President of USED KAR PARTS, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of USED KAR PARTS, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  June 10, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Jeannine Karklins (Registrant)
Date: June 10, 2003	/s/ Jeannine Karklins___________ (Signature)*
Jeannine Karklins, President