Form 10QSB
period 2003-07-31
USED KAR PARTS INC
filed 2003-09-12
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________
Commission file number ______________________________
Used Kar Parts, Inc (Exact name of small business issuer as specified in its charter)
Florida (State or other jurisdiction of incorporation or organization) 04-3721895 (IRS Employer Identification No.)

20908 Raindance Lane, Boca Raton, Florida 33428 (Address of principal executive offices)

561-350-3719 (Issuer's telephone number)

__________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

USED KAR PARTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

July 31, 2003

(unaudited)

ASSETS
Current Assets	July 31, 2003	Year end January 31, 2003 (Audited)
Cash	$ 2,444	3,876
Total Assets	$ 2,444	3,876

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities	$ -0-	$ -0-
Stockholders Equity Common Stock, $.001 par value, authorized 50,000,000 issued, and outstanding 2,068,000	$2,068	$2,068
Additional paid in capital	$3,332	$ 3,332
Accumulated deficit during development stage	(2,956)	(1,524)
Total Stockholders Equity	$ 2,444	$3,876
Total Liabilities and Stockholders Equity	$ 2,444	$3,876

USED KAR PARTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

SIX MONTHS ENDING

July 31, 2003

(unaudited)

	Six Months ending July 31, 2003	Three Months ending July 31, 2003	Operations from April 30, 2002 (Inception) to July 31, 2003
Revenue	$ -0-	$ -0-	$ -0-
Expenses	$ 1,432	$ 1,374	$2,956
Net Income (Loss)	$ (1,432)	$ (1,374)	$(2,956)
Net Income per weighted average shares	$ Nil	$ Nil	$ Nil
Weighted average of shares	2,007,556	2,007,556	2,007,556

USED KAR PARTS, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

SIX MONTHS ENDING

July 31, 2003

(unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in capital	Deficit Development stage	Total Stockholders equity
Beginning Balance April 30, 2002 (Inception)	-0-	$-0-	$-0-	$-0-	$-0-
Issuance of common stock to founder at par value	2,000,000	2,000	-0-	-0-	2,000
Issuance of common stock for cash	68,000	68	3,332	-0-	3,400

Net Loss from Inception through January 31, 2003	-0-	-0-	-0-	(1,524)	(1,524)
Balance January 31, 2003	2,068,000	$2,068	$3,332	$(1,524)	$3,876
Net (loss) six months ending July 31, 2003	-0-	-0-	-0-	$(1,432)	$(1,432)
Balance July 31, 2003	2,068,000	$2,068	-0-	$(2,956)	2,444

USED KAR PARTS, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

SIX MONTHS ENDED

JULY 31, 2003

(unaudited)

	Six Months Ending July 31, 2003	Operations from April 30, 2002 (Inception) to July 31, 2003
Cash Flows from operations: Net income (loss)	$(1,432)	$(2,956)

Net cash provided used for operations	$(1,432)	(2,956)
Cash flows from financing activities: Common stock issued to founder Issuance of common stock	-0- -0-	2,000 3,400
Net increase (decrease) in cash	$(1,432)	2,444
Cash beginning	$3,876	-0-
Cash ending	$2,444	$2,444

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

Cash and equivalent

Cash and cash equivalent include cash and cash in banks. The company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At July 31, 2003, there is no concentration of credit risk form uninsured bank balances.

Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

In July 2001, the FASB issued SFAS No. 144, "Impairment of Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002.

This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS No. 145 encourages early adoption of the provision of this standard that rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt." We do not expect the adoption of these provisions to have a material impact on our results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that liabilities associated with exit or disposal activities initiated after adoption be recognized and measured at fair value when incurred as opposed to at the date an entity commits to the exit or disposal plans. We expect the adoption of this new standard to have an impact on the timing of any future restructuring charges.

INCOME TAX

In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, A Accounting for Income Taxes@ .. Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109 the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

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

Item 3.    Controls and Procedures

In the quarter ended July 31, 2003, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

Item 6. Exhibits
Exhibit Number	Document Description
32	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Jeannine Karklins (Registrant)
Date: September 10, 2003	/s/ Jeannine Karklins___________ (Signature)*
Jeannine Karklins, President