Form 10QSB
period 2003-10-31
USED KAR PARTS INC
filed 2003-12-09
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Oct 31, 2003

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

USED KAR PARTS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

October 31, 2003

(unaudited)

ASSETS
Current Assets	October 31, 2003	Year end January 31, 2003 (Audited)
Cash	$ 1,582	3,876
Total Assets	$ 1,582	3,876

LIABILITIES AND STOCKHOLDERS EQUITY

Liabilities	$ -0-	$ -0-
Stockholders Equity Common Stock, $.001 par value, authorized 50,000,000 issued, and outstanding 2,068,000	$2,068	$2,068
Additional paid in capital	$3,332	$ 3,332
Accumulated deficit during development stage	(3,818)	(1,524)
Total Stockholders Equity	$ 1,582	$3,876
Total Liabilities and Stockholders Equity	$ 1,582	$3,876

USED KAR PARTS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

NINE MONTHS ENDING

October 31, 2003

(unaudited)

	Three Months ending October 31, 2003	Nine Months ending October 31, 2003	Operations from April 30, 2002 (Inception) to October 31, 2003
Revenue	$ -0-	$ -0-	$ -0-
Expenses	$ 862	$ 2,294	$3,818
Net Income (Loss)	$ (862)	$ (2,294)	$(3,818)
Net Income per weighted average shares	$ Nil	$ Nil	$ Nil
Weighted average of shares	2,007,556	2,007,556	2,007,556

USED KAR PARTS, INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

NINE MONTHS ENDED

October 31, 2003

(unaudited)

	Nine Months Ending October 31, 2003	Operations from April 30, 2002 (Inception) to October 31, 2003
Cash Flows from operations: Net income (loss)	$(2,294)	$(3,818)

Net cash provided used for operations	$(2,294)	(3,818)
Cash flows from financing activities: Common stock issued to founder Issuance of common stock	-0- -0-	2,000 3,400
Net increase (decrease) in cash	$(2,294)	1,582
Cash beginning	$3,876	-0-
Cash ending	$1,582	$1,582

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

Cash and equivalent

Cash and cash equivalent include cash and cash in banks. The company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At October 31, 2003, there is no concentration of credit risk form uninsured bank balances.

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

Item 3.    Controls and Procedures

In the quarter ended October 31, 2003, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

Item 6. Exhibits
Exhibit Number	Document Description
12	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
11	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Jeannine Karklins (Registrant)
Date: December 2, 2003	/s/ Jeannine Karklins___________ (Signature)*
Jeannine Karklins, President