Form 10KSB
period 2004-01-31
USED KAR PARTS INC
filed 2004-05-17
CIK 1213037

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended January 31, 2004

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _________ to _________

                         Commission File No. 333-103083

                              USED KAR PARTS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              Florida                                         04-3721895
--------------------------------                         ----------------------
(State or Other Jurisdiction of                              (IRS Employer
 Incorporation or Organization)                          Identification Number)

 3 West 57th Street, New York, New York                          10019
----------------------------------------                       -----------
(Address of Principal Executive Offices)                       (Zip Code)


                                 (646) 442-4985
                           --------------------------
                           (Issuer's Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  (None)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  (None)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0

The market value of the common stock held by non-affiliates cannot be estimated since there is no market for the company's shares.

There were 2,068,000 shares of common stock outstanding as of May 5, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE


None.

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                INTRODUCTORY NOTE

         This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors." Accordingly, to the extent that this Annual Report contains forward-looking statements regarding possible acquisitions, financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

         We were incorporated in the State of Florida on April 26, 2002 and planned to develop an on-line marketplace for used car parts. In an effort to develop that business, we entered into a contract with a web hosting service on a month to month basis to provide storage for website development and transaction processing. Our temporary website arrangement was suspended to preserve cash and pending new management's evaluation of the business.

         On February 24, 2004, Jeannine Karklins, formerly our President, Treasurer, Secretary and principal shareholder entered into a Capital Stock Purchase Agreement (the "Stock Purchase Agreement") with Panetta Partners, Ltd., a Colorado limited partnership ("Panetta"). All conditions to the closing were fulfilled and funds released to Ms. Karklins on February 26, 2004.

         Under the Stock Purchase Agreement:

         o Panetta purchased an aggregate of 2,000,000 restricted shares of our common stock from Ms. Karklins for $386,400

         o Ms. Karklins resigned as an officer and director of the Company.

         The 2,000,000 shares represent approximately 97% of our outstanding shares of common stock. Of the $386,400 purchase price, $295,000 was borrowed from a private investor in technology companies based in the United Kingdom, and the balance came from the working capital of Panetta and its limited partners. The loan is due February 28, 2005, bears annual interest at 2% and is secured by a pledge of 1,520,000 of the 2,000,000 shares of the registrant's common stock acquired by Panetta.

         Panetta, acting in its capacity as our principal stockholder, appointed Christoph Bruening to serve as sole director, filling the vacancy created by the resignation of Ms. Karklins. Mr. Bruening also became President, Secretary and Treasurer.

         Panetta Partners, our principal stockholder entered into a letter of intent with a biotechnology company which contemplates the acquisition and financing of the biotechnology company. We are negotiating an acquisition agreement with the biotechology company. If we reach an agreement, we will promptly disclose the terms of the agreement and other information concerning the biotechnology company by filing a Form 8-K, including a copy of the agreement as an exhibit. The letter of intent provides for confidentiality and sets forth proposed terms, but is not a binding agreement to make the acquisition. Such an acquisition, if we can reach an agreement, will require the issuance of a substantial number of shares of our common stock, to the current shareholders of the biotech company in exchange for 100% of their outstanding stock and to investors to raise working capital.

         Our offices are located at 3 West 57th Street, New York, New York 10019. Our telephone number is (646) 442-4985.

         We presently do not have a corporate Internet website. Our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, are available on the website of the Securities and Exchange Commission at www.sec.gov shortly after they are filed or furnished.

CORPORATE EMPLOYEES

         As of January 31, 2004, we had no employees. Our sole director and executive officer, Christoph Bruening, serves without compensation.

RISK FACTORS

         Since our plan to develop an on-line market for used car parts did not result in any revenue and we are exploring acquisition opportunities, there are many risks and uncertainties that could impact our financial position or results of operations.

No existing market

         Quotations for our common stock can be found on the Over The Counter Bulletin Board under the symbol "UKAR.OB" and our stock has not traded. Except for the OTC Bulletin Board, there is no existing trading market for our securities. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for the securities, the ability of holders of the securities to sell their securities, or the prices at which holders may be able to sell their securities.

The market price of our common stock may be adversely affected by several factors

         The market price of our common stock, if a market develops, could fluctuate significantly in response to various factors and events, including:

         o our ability to integrate operations, technology, products and services;

         o ability of a potential acquisition to execute their business plan;

         o        operating results below expectations;

         o announcements of technological innovations or new products by us or our competitors;

         o        loss of any strategic relationship;

         o        industry developments;

         o        economic and other external factors; and

         o        period-to-period fluctuations in our financial results.

         In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. Past stock performance is not an indication of future performance.

We will require additional funding to execute a business strategy of any company we may acquire or any business we develop. If funding is not available or not available on acceptable terms, we may be required to curtail our activities.

         We will require substantial additional funds to fund the development of a business. Our future capital requirements will depend on many factors. If we are able to reach an agreement with the biotechnology company with which we have a letter of intent, such factors will include continued scientific progress, progress with pre-clinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, our ability to establish collaborative arrangements, effective commercialization activities and arrangements and the purchase or development of additional equipment and facilities. There can be no assurance that additional financing will be available, or, if available, that such additional financing will be available on terms acceptable to us. If additional funds are raised by issuing debt, we will incur fixed payment obligations, which could delay the time, if any, when we may achieve profitability. If adequate funds are not available, we may be required to delay, scale back or eliminate any business plans.

ITEM 2.  DESCRIPTION OF PROPERTY

         Panetta Partners, our principal stockholder, provides us with an office located in its offices at 3 West 57th Street, New York, New York and does not charge us rent. The facilities there are adequate for our limited current operations. In the event we acquire or develop a business we may require additional office or operating facilities.

ITEM 3.  LEGAL PROCEEDINGS

         We may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of our business. We are not currently involved in any such litigation that we believe could have a materially adverse effect on our reported financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the three months ended January 31, 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

         Our securities do not currently, and have not in the past, traded on any public market. Thus, there is currently no market for our securities and there can be no assurance that a trading market will develop or, if one develops, that it will continue. The shares of commons tock are quoted in the NASD's OTC Bulletin Board under the symbol "UKAR.OB"

NUMBER OF SHAREHOLDERS

         The number of shareholders of record of our Common Stock as of the close of business on May 5, 2004 was 52.

DIVIDEND POLICY

         To date, we have declared no cash dividends on our Common Stock, and we do not expect to pay cash dividends in the near term. We intend to retain future earnings, if any, to provide funds for operation of our business.

RECENT SALES OF UNREGISTERED SECURITIES

         We did not sell any securities during the three months ended January 31, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies

         Our accounting policies are described in Note 1 of the consolidated financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Since we are in the development stage and have had only limited expenditures and no estimates we do not consider any accounting policy to be critical to the understanding of our business.

Results of Operations

         Our audited financial statements, which are set forth in Item 7 of this report, reflect our operating results from April 26, 2002 (inception) to January 31, 2004 and for the year ended January 31, 2004. During the period from inception to January 31, 2004, we had no revenue and our expenses totaled $5,194, of which $1,024 was incurred in the fiscal year ended January 31, 2003 and $3,760 in the fiscal year ended January 31, 2004. Substantially all of these expenses were for office and administrative activities related to the early stages of developing plans for our on-line used car parts. We entered into an agreement for the hosting of our website prior to our change in control in February, 2004 and thereafter suspended that agreement to preserve cash pending our new management's assessment of plans. Substantially all of these expenditures were made by management before February, 2004.

         Panetta Partners, Ltd, our principal shareholder, pays for expenses such as accounting and legal fees relating to our reporting responsibility under the Securities Exchange Act of 1934, as well as provides us with an office location without any expectation of repayment. In the event we do not reach an agreement with the company with which we have a letter of intent or the transaction is not completed and we do not abandon our plan to develop on-line used car marketplace, we will incur expenses in this endeavor.

Liquidity and Capital Resources

         Most of our operating expenses are borne by Panetta Partners, our principal shareholder, without any expectation of reimbursement.

         If the proposed acquisition is completed, we will require substantial additional funds to conduct and sponsor research and development activities, to conduct pre-clinical and clinical testing, and to market the target company's products. Our future capital requirements will depend on many factors, including continued scientific progress, progress with pre-clinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, our ability to establish collaborative arrangements, effective commercialization activities and arrangements and the purchase or development of additional equipment and facilities. We will need to raise additional funds as a condition of closing. We intend to seek such additional funding through private financings. There can be no assurance that additional financing will be available, or, if available, that such additional financing will be available on terms acceptable to us. If additional funds are raised by issuing debt, we will incur fixed payment obligations, which could delay the time, if any, when we may achieve profitability. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of its principal product candidates or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies, product candidates or products that our prospective acquisition would not otherwise relinquish.


ITEM 7. FINANCIAL STATEMENTS


         Our audited financial statements follow on the next page.

                               USED KAR PARTS, INC
                          (A Development Stage Company)

                          Audited Financial Statements

                 April 26, 2002 (Inception) to January 31, 2004



                                TABLE OF CONTENTS





                                                                      Page
                                                                      ----

Independent Auditors' Report                                           F-1

Balance Sheet                                                          F-2

Statements of Operations                                               F-3

Statements of Changes In Stockholders' Equity                          F-4

Statements of Cash Flows                                               F-5

Notes to Financial Statements                                        F-6-F-7

                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive - Suite 209
                          Coral Springs, Florida 33071




                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Used Kar Parts, Inc.
New York City, New York


We have audited the accompanying balance sheet of Used Kar Parts, Inc. (A Development Stage Company) as of January 31, 2004 and 2003 and the related statement of operations, cash flows and changes in stockholders' equity for the year ended January 31, 2004 and the period commencing April 26, 2002 (date of inception) to January 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Used Kar Parts, Inc.. (A Development Stage Company) at January 31, 2004 and 2003 and the statement of operations, cash flows and changes in stockholders' equity for the year ended January 31, 2004 and the period commencing April 26, 2002 (Date of Inception) to January 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Baum & Company, P.A.

Coral Springs, Florida
May 14, 2004

                                      USED KAR PARTS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                         BALANCE SHEETS
                                    JANUARY 31, 2004 AND 2003

                                             ASSETS

                                                                     2004                    2003
                                                                  ---------               ---------
Current Assets
     Cash                                                         $     206               $   3,876
                                                                  ---------               ---------

          Total Assets                                            $     206               $   3,876
                                                                  =========               =========


                              LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities                                                       $   - 0 -               $   - 0 -
                                                                  ---------               ---------

Stockholders' Equity
     Common Stock, $.001 par value, authorized
       50,000,000 shares, 2,068,000 issued and outstanding            2,068                   2,068
     Additional paid-in capital                                       3,332                   3,332
     Accumulated deficit during development stage                    (5,194)                 (1,524)

     Total Stockholders'Equity                                    $     206               $   3,876


     Total Liabilities and Stockholders' Equity                   $     206               $   3,876
                                                                  =========               =========



                         See accompanying notes to financial statements.

                                               F-2

                                            USED KAR PARTS, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS
                                      YEAR ENDED JANUARY 31, 2004 AND THE
                             PERIOD COMMENCING APRIL 26, 2002 (DATE OF INCEPTION)
                                             TO JANUARY 31, 2003


                                                                                                     Operations During
                                                                                                     Development Stage
                                                                                                        Inception
                                                                                                      April 26, 2002
                                                                2004                  2003         To January 31, 2004
                                                            -----------           -----------      -------------------
Revenue                                                     $     - 0 -           $     - 0 -          $     - 0 -

Operating expenses                                                3,670                 1,524                5,194
                                                            -----------           -----------          -----------

Net income (loss)                                           $    (3,670)          $    (1,524)         $    (5,194)
                                                            ===========           ===========          ===========


Weighed average of shares outstanding                         2,068,000               229,778
                                                            ===========           ===========

Net income(loss) per share - basic and diluted              $     (0.00)          $     (0.01)
                                                            ===========           ===========


                               See accompanying notes to financial statements.

                                                      F-3

                                                      USED KAR PARTS, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            PERIOD COMMENCING APRIL 26, 2002 (DATE OF INCEPTION) TO JANUARY 31, 2004




                                                Common Stock               Additional          Deficit               Total
                                          -------------------------          Paid-In     Development Stage       Stockholders'
                                            Shares         Amount            Capital           Period               Equity
                                          ---------      ----------        -----------   -----------------       -------------
Beginning Balance
 April 26, 2002 (Inception)                   - 0 -      $    - 0 -         $    - 0 -       $    - 0 -           $    - 0 -

Sale of common stock to
 to founder at par value                  2,000,000           2,000              - 0 -                                 2,000

Sale of common stock
 for cash                                    68,000              68              3,332            - 0 -                3,400

Net (loss) - from inception
 through January 31, 2003                     - 0 -           - 0 -              - 0 -           (1,524)              (1,524)
                                          ---------      ----------         ----------       ----------           ----------

Balance - January 31, 2003                2,068,000      $    2,068         $    3,332       $   (1,524)          $    3,876

Net (loss) - January 31, 2004                 - 0 -           - 0 -              - 0 -           (3,670)              (3,670)
                                          ---------      ----------         ----------       ----------           ----------
Balance - January 31, 2004                2,068,000      $    2,068         $    3,332       $   (5,194)          $      206
                                          =========      ==========         ==========       ==========           ==========


                                     See accompanying notes to financial statements.

                                                           F-4

                                           USED KAR PARTS, INC
                                      (A DEVELOPMENT STAGE COMPANY)
                                         STATEMENTS OF CASH FLOWS
                                      YEAR ENDED JANUARY 31, 2004 AND THE
                           PERIOD COMMENCING APRIL 26, 2002 (DATE OF INCEPTION)
                                           TO JANUARY 31, 2004


                                                                                        Operations During
                                                                                        Development Stage
                                                                                          Inception to
                                                      2004                2003          January 31, 2004
                                                   ---------           ---------        ------------------
Cash flows from operations:

     Net income (loss)                             $  (3,670)          $  (1,524)          $  (5,194)
                                                   ---------           ---------           ---------

Net cash provided (used) for operations               (3,670)             (1,524)             (5,194)

Cash flows from financing activities:
  Sale of common stock                                 - 0 -               3,400               5,400
                                                   ---------           ---------           ---------

Net increase (decrease) in cash                       (3,670)              3,876                 206

Cash - beginning                                       3,876               - 0 -               - 0 -
                                                   ---------           ---------           ---------

Cash - ending                                      $     206           $   3,876           $     206
                                                   =========           =========           =========


                             See accompanying notes to financial statements.

                                                   F-5

                              USED KAR PARTS,INC..
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004


NOTE 1   SIGNIFICANT ACCOUNTING POLICIES

         Organization and Operations

         The Company was organized under the laws of the State of Florida on April 26, 2002. The Company is in the development stage. The Company plans to develop a website where individuals subscribe to and interact in an online marketplace for used car parts. The Company currently has no operations.

         On February 24, 2004, the principal stockholder and founder of the Company sold her controlling interest.

         Basis of Accounting

         The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has elected to use January 31 as its annual year end.

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

         Cash and equivalents

         Cash and cash equivalents include cash and cash in banks. The Company maintaines cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. At January 31, 2004, there is no concentration of credit risk from uninsured bank balances

NOTE 2   CAPITAL TRANSACTIONS

         The Company sold 2,000,000 restricted shares of common stock to its founder in January, 2003 for $2,000.

         The Company in January, 2003 sold 68,000 restricted shares of common stock for $ .05 per share. The offering was made in reliance upon exemption from registration provided by Regulation D, Rule 504 of the Securities Exchange Commission.

                              USED KAR PARTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004


NOTE 4   INCOME TAX

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

         The Company has a net operating loss carry forward of $5,194 which is offset by a $5,194 valuation allowance due the uncertainty surrounding the ultimate realization of these assets. The loss carryforward expires in 2019.


NOTE 5   NEW ACCOUNTING PRONOUCEMENTS

         In December 2002, the FASB issued Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an Amendment of FASB Statement No. 123" (SFAS
         148). SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," providing for an alternative method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, it amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company's adoption of the interim disclosure provisions of SFAS 148 did not affect our financial position.

         The FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (FIN 46) in January 2003. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. This FASB is not applicable to the company since the company does not have any variable interest entities.

                              USED KAR PARTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2004


NOTE 5   NEW ACCOUNTING PRONOUCEMENTS - continued

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150), sets standards for an issuer as to how to classify and measure financial instruments with characteristies of both liabilities and equity. SFAS 150 is effective for financial instruments entered into after May 31, 2003, and is effective after June 15, 2003. Adoption of SFAS 150 is not expected to have a material effect on the Company.

NOTE 6   SUBSEQUENT EVENTS

         The Company is negotiating a possible requisition with the shareholders of a biotechology company. The terms of an agreement have not been finalized.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         Our Chief Executive Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of January 31, 2004, has concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

         There has been no significant change in our internal controls over financial reporting that could significantly affect internal controls subsequent to October 31, 2003.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person and the date such person became a director or executive officer. The executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

         Our directors and executive officers as of May 5, 2004, are as follows:

         Name                  Age       Position
         ----                  ---       --------

         Christoph Bruening    36        President, Secretary and Director

         Mr. Bruening was appointed director and President/Secretary of the Company on February 25, 2004 to fill the vacancy resulting from the resignation of Jeannine Karklins. Mr. Bruening serves as a Director of Callisto Pharmaceuticals, Inc., a biopharmaceutical company primarily focused on the development of drugs to treat multiple myeloma, other cancers and osteolytic bone disease. He organized Value Relations GmbH, a full service investor relations firm operating in Frankfurt, Germany in 1999 and currently serves as its Managing Partner. From 1998 to 1999, Mr. Bruening served as a funds manager and Director of Asset Management for Value management & Research AG, a private investment fund and funds manager in Germany. From 1997 to 1998, Mr. Bruening was a financial analyst and Head of Research for Value Research GmbH. Mr. Bruening is a member of the advisory board of Clarity AG and served as a member of the board of Matchnet plc. Mr. Bruening holds a Bachelor of Science degree in Chemistry from Technischen Universitat Darmstadt.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 is not applicable to our officers, directors or persons who own more than ten percent of our common stock until we register a class of securities under Section 12 thereunder.

ITEM 10. EXECUTIVE COMPENSATION

         We have not paid any compensation to executives since our inception.

COMPENSATION OF DIRECTORS

         Directors were not separately compensated for their services in the year ended January 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of May 5, 2004, certain information with respect to our equity securities owned of record or beneficially by (i) each of our officers and directors; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all directors and executive officers as a group.

         The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the selling stockholder has sole or shared voting power or investment power and also any shares that the selling stockholder has the right to acquire within 60 days. The actual number of shares of Common Stock issuable upon the conversion of the debentures is subject to adjustment depending on, among other factors, the number of shares outstanding at the time of conversion and could be materially less than the number estimated in the table.

                                            Beneficial Ownership
Name of Beneficial Owner            Shares                     Percentage
------------------------            ------                     ----------

Panetta Partners, Ltd.            1,980,012(1)                     96%
--------------------
(1) Of the shares owned by Panetta Partners, Ltd., 1,520,000 are pledged to secure $295,000 of debt incurred to acquire the shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Panetta Partners, our principal shareholder, bears substantially all of our operating expenses.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit No.                Exhibit Description

         2.1 Capital Stock Purchase Agreement between Panetta Partners, Ltd. and Jeannine Karklins dated February 24, 2004 (1)

         3.1      Articles of Incorporation of the Company (2)

         3.2      Bylaws of the Company (2)

         4.1      Form of Stock Certificate, $.001 par value (2)

         9.       None

         10       None

         11. Statement re: computation of per share earnings. See Notes to Financial Statements

         13.      None

         16       None

         18.      None

         21.      None

         22.      None

         23.      None

         24.      None

         31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 14d-14(a). *

         31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a). *

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350. *

         32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350. *
--------------------
(1) Incorporated by reference to the exhibits filed with the Company's Current Report on Form 8-K dated February 26, 2004.
(2) Incorporated by reference to the exhibits filed with the Company's Form SB-2 Registration Statement, as amended, filed June 25, 2003.

*  Filed herewith

(b) Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended January 31, 2004:

         None

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. We incurred aggregate fees and expenses of approximately $6,250 from Baum & Co., P.A. for the 2004 fiscal year. Such fees were primarily for work completed for our annual audit and reviews of our Form 10-QSB's.

Audit Related Fees. We did not incur any audit related fees or expenses for the 2004 fiscal year. Such fees were primarily for due diligence related to mergers and acquisitions and accounting consultations related to mergers and acquisitions.

Tax Fees. We incurred no fees from Baum & Co., P.A. for the 2004 and 2003 fiscal years for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees. We did not incur any other fees from Baum & Co., P.A. during fiscal 2004 or fiscal 2003. The Board of Directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2004 and 2003 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Baum & Co., P.A. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2004
                                              USED KAR PARTS, INC.


                                              By: /s/ Christoph Bruening
                                                  ------------------------------
                                                  Christoph Bruening, President


         Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                       Capacity                     Date
      ---------                       --------                     ----



/s/ Christoph Bruening         President, Secretary            May 17, 2004
--------------------------     and Director
Christoph Bruening