Form 10QSB
period 2004-04-30
USED KAR PARTS INC
filed 2004-06-30
CIK 1213037

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ________________________

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Quarter Period Ended                                 Commission File No.
April 30, 2004                                                       333-103083

                              USED KAR PARTS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

               Florida                                     04-372895
   -----------------------------               ---------------------------------
    (State or jurisdiction of                  (IRS Employer Identification No.)
  incorporation or organization)

       3 West 57th Street, New York, New York                  10019
      ----------------------------------------               ----------
       (Address of Principal Executive Office)               (Zip Code)

Registrant's telephone number, including area code:    (646) 442-4988

Former name, former address and former fiscal year, if changed since last report: N/A


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


The number of shares outstanding of the Registrant's Common Stock, $.001 par value, as of June 22, 2004 was 2,068,000.

================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                              USED KAR PARTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                 APRIL 30, 2004
                                   (UNAUDITED)


                                     ASSETS

Current Assets
Cash                                                                $      - 0 -

Other Assets
     Deferred Acquisition Costs                                          137,822
                                                                    ------------
          Total Assets                                              $    137,822
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS - EQUITY


Current Liabilities
     Accrued Expenses                                               $    148,072
                                                                    ------------

     Total Liabilities                                                   148,072
                                                                    ------------

Stockholders' Equity (deficit)
     Common Stock, $.001 par value, authorized
       50,000,000 shares, 2,068,000 issued and outstanding                 2,068
     Additional paid-in capital                                            3,332
     Accumulated deficit during development stage                        (15,650)
                                                                    ------------
     Total Stockholders' Equity (deficit)                           $    (10,250)
                                                                    ------------

     Total Liabilities and Stockholders' Equity                     $    137,822
                                                                    ============



                 See accompanying notes to financial statements.

                                       3

                                                      USED KAR PARTS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                    STATEMENTS OF OPERATIONS
                                       THREE MONTHS ENDED APRIL 30, 2004 AND 2003 AND THE
                                      PERIOD COMMENCING APRIL 26, 2002 (DATE OF INCEPTION)
                                                        TO APRIL 30, 2004
                                                           (UNAUDITED)


                                                                                                              Operations During
                                                                                                               Development Stage
                                                                                                                    Inception
                                                                                                                 April 26, 2002
                                                                     2004                    2003              To April 30, 2004
                                                                     ----                    ----              -----------------
Revenue                                                          $     - 0 -              $     - 0 -              $     - 0 -

Expenses:                                                            10, 456                       58                   15,650
                                                                 -----------              -----------              -----------
Net income (loss) before provision for income taxes                  (10,456)                     (58)                 (15,650)

Provision for income taxes                                             - 0 -                    - 0 -                    - 0 -
                                                                 -----------              -----------              -----------
Net income (loss)                                                $   (10,456)             $       (58)             $   (15,650)
                                                                 ===========              ===========              ===========

Weighed average of shares outstanding                              2,068,000                2,007,556
                                                                 ===========              ===========

Net income (loss) per share - basic and diluted                  $     (0.00)             $     (0.00)
                                                                 ===========              ===========


                                         See accompanying notes to financial statements.

                                                             4

                                                       USED KAR PARTS, INC
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                    STATEMENTS OF CASH FLOWS
                                       THREE MONTHS ENDED APRIL 30, 2004 AND 2003 AND THE
                                      PERIOD COMMENCING APRIL 26, 2002 (DATE OF INCEPTION)
                                                        TO APRIL 30, 2004
                                                           (UNAUDITED)


                                                                                                             Operations During
                                                                                                              Development Stage
                                                                                                                 Inception to
                                                                       2004                  2003               April 30, 2004
                                                                       ----                  ----               --------------
Cash Flows From Operating Activities:

     Net Income (loss)                                              $  (10,456)           $      (58)             $  (15,650)
     Adjustments to Reconcile Net Income (Loss)
          To Net Cash Provided by Operating Activities

           Common stock issued to founder                                - 0 -                 - 0 -                   2,000
           Increase in Accrued Expenses                                148,072                 - 0 -                 148,072
                                                                    ----------            ----------              ----------
              Net Cash Provided by Operating Activities                137,616                   (58)                134,422
                                                                    ----------            ----------              ----------

Cash flows From Investing Activities:
           Deferred Acquisition Costs                                 (137,822)                - 0 -                (137,822)
                                                                    ----------            ----------              ----------
              Net Cash Used for Investing Activities                  (137,822)                - 0 -                  (3,400)
                                                                    ----------            ----------              ----------
Cash Flows From Financing Activities:
     Issuance of Common Stock                                            - 0 -                 - 0 -                   3,400
                                                                     ----------            ----------              ----------
              Net Cash Provided From Financing Activities                - 0 -                 - 0 -                   3,400
                                                                    ----------            ----------              ----------
Net increase (decrease) in cash                                           (206)                  (58)                  - 0 -

Cash - beginning                                                           206                 3,876                   - 0 -
                                                                    ----------            ----------              ----------
Cash - ending                                                       $    - 0 -            $    3,818              $    - 0 -
                                                                    ==========            ==========              ==========


                                 See accompanying notes to financial statements.

                                                       5

                              USED KAR PARTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           APRIL 30, 2004 (UNAUDITED)


NOTE 1   SIGNIFICANT ACCOUNTING POLICIES

         Organization and Operations
         ---------------------------

         The Company was organized under the laws of the State of Florida on April 26, 2002. The Company is in the development stage. The Company plans to develop a website where individuals subscribe to and interact in an online marketplace for used car parts. The Company currently has no operations.

         On February 24, 2004, the principal shareholder and founder of the Company sold their controlling interest in the Company. The Company plans to enter the biotechnology industry.

         Basis of Accounting
         -------------------

         The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has retained elected to use January 31 as its annual year end.

         Use of Estimates
         ----------------

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

         Cash and equivalent
         -------------------

         Cash and cash equivalents include cash and cash in banks. The company maintains cash and cash equivalent balances at a financial institution that is insured by the federal deposit Insurance Corporations up to $100,000. At April 30, 2004, there is no concentration of credit risk from uninsured bank balances

         Deferred Acquisition Costs
         --------------------------

         The Company has deferred various professional and other related costs attributed to the planned acquisition of an Company involved in the bio-technology field. These costs will expensed or capitalized in the period that the acquisition occurred.

                              USED KAR PARTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           APRIL 30, 2004 (UNAUDITED)

NOTE 2   CAPITAL TRANSACTIONS

         The Company in January, 2003 issued to its founder 2,000,000 restricted shares of common stock at par value of $.001. The Company in January, 2003 issued 68,000 restricted shares of common stock for $.05 per share. The offering was made in reliance upon exemption from registration provided by Regulation D, Rule 504 of the Securities Exchange Commission.

NOTE 3   INCOME TAX

         In February 1992, the Financial Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred assets and liabilities are recognized for the estimated future tax consequences between the financial statement carrying amounts of the existing assets and their respective basis.

         Deferred assets and liabilities are measured using enacted tax rates in effect for the year in which temporary differences are expected to be recovered or settled. Under SFAS No. 109 the effect on deferred assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

         The company has a net operating loss carry forward of $ 15,650 which is offset by a 100% valuation allowance due the uncertainty surrounding the ultimate realization of these assets. The loss carryforward expires in 15 years.

NOTE 5   NEW ACCOUNTING PRONOUNCEMENTS

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure an Amendment of FASB Statement No. 123 (SFAS
         148). SFAS 148 amends SFAS 123 Accounting for Stock-Based Compensation, providing for an alternative method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, it amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company's adoption of the interim disclosure provisions of SFAS 148 did not affect our financial position.

         The FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) in January 2003. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the

                              USED KAR PARTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           APRIL 30, 2004 (UNAUDITED)


NOTE 5   NEW ACCOUNTING PRONOUNCEMENTS - continued

         variable interest entity should be included in the consolidated financial statements of the entity. This FASB is not applicable to the company since the company does not have any variable interest entities.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). sets standards for an issuer as to how to classify and measure financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into after May 31, 2003, and is effective after June 15, 2003. Adoption of SFAS 150 is not expected to have a material effect on the Company.


NOTE 6   SUBSEQUENT EVENTS

         The May 18, 2004, the Company entered into a " Securities Exchange Agreement" with Xenomics, (A California Corporation involved in biotechnology. The Company will exchange 2,258,001 shares of its on stock for the 3,807,055 outstanding shares of common stock of Xenomics. The closing of the transaction is expected to be concluded in early July 2004.

         The Company anticipates that it will close on a private placement to redeem in July 2004 1,971,173 of its shares for $500,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Background
----------

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

         On February 24, 2004, Jeannine Karklins, formerly our President, Treasurer, Secretary and principal shareholder of entered into a Capital Stock Purchase Agreement (the "Stock Purchase Agreement") with Panetta Partners, Ltd., a Colorado limited partnership ("Panetta"). All conditions to the closing were fulfilled and funds released to Ms. Karklins on February 26, 2004.

         Under the Stock Purchase Agreement:

         o Panetta purchased an aggregate of 2,000,000 restricted shares of our common stock from Ms. Karklins for $386,400

         o Ms. Karklins resigned as an officer and director of the Company.

         The 2,000,000 shares represented approximately 97% of our outstanding shares of common stock. Of the $386,400 purchase price, $295,000 was borrowed from a private investor in technology companies based in the United Kingdom, and the balance came from the working capital of Panetta and its limited partners. The loan is due February 28, 2005, bears annual interest at 2% and is secured by a pledge of 1,520,000 of the 2,000,000 shares of the registrant's common stock acquired by Panetta.

         Panetta, acting in its capacity as our principal stockholder, appointed Christoph Bruening to serve as sole director, filling the vacancy created by the resignation of Ms. Karklins. Mr. Bruening also became President, Secretary and Treasurer.

         On May 18, 2004, we entered into an agreement for the acquisition of Xenomics, a company organized under the laws of the State of California ("Xenomics"). The transaction, and related transactions, are expected to close in July 2004 and will be reflected in a Form 8-K report. As contemplated by the acquisition agreement, we will have completed a private placement, redeemed 1,971,173 shares of our common stock for $500,000 (and an additional 410 shares surrendered which were held in escrow) and split our remaining outstanding shares 111 for 1.

Critical Accounting Policies
----------------------------

         Our accounting policies are described in Note 1 of the consolidated financial statements included in this Quarterly Report on Form 10-QSB for the quarter ended April 30, 2004. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Since we are in the development stage and have had only limited expenditures and no estimates we do not consider any accounting policy to be critical to the understanding of our business.

Results of Operations
---------------------

         Our audited financial statements, which are set forth in Item 1 of this report, reflect our operating results from April 26, 2002 (inception) to April 30, 2004 and for the year ended January 31, 2004. During the period from inception to April 30, 2004, we had no revenue and our expenses totaled $10,456, substantially all of which was incurred in the three months ended April 30, 2004. In addition, we accrued expenses of $137,822 in connection with the proposed acquisition which we treated as deferred acquisition costs. The costs will either be expensed if the acquisition plan is abandoned or capitalized in the period in which the acquisition occurred.

         Panetta Partners, Ltd, our principal shareholder, provides us with an office location without any expectation of repayment.

Liquidity and Capital Resources
-------------------------------

         Most of our operating expenses not relating to the acquisition are borne by Panetta Partners, our principal shareholder, without any expectation of reimbursement.

         If the acquisition is completed, we will require substantial additional funds to conduct and sponsor research and development activities, to conduct pre-clinical and clinical testing, and to market the target company's products. Our future capital requirements will depend on many factors, including continued scientific progress, progress with pre-clinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, our ability to establish collaborative arrangements, effective commercialization activities and arrangements and the purchase or development of additional equipment and facilities. We will need to raise additional funds as a condition of closing. We intend to seek such additional funding through private financings. There can be no assurance that additional financing will be available, or, if available, that such additional financing will be available on terms acceptable to us. If additional funds are raised by issuing debt, we will incur fixed payment obligations, which could delay the time, if any, when we may achieve profitability. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of its principal product candidates or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of its technologies, product candidates or products that our prospective acquisition would not otherwise relinquish.

         If the acquisition is not completed, we will have to either negotiate with the providers of services to us in connection with the acquisition to compromise their billing or with Panetta Partners for financing to satisfy our obligations. There is no assurance that such negotiations will be successful.

Item 3:  Controls and Procedures

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

         There has been no significant change in our internal controls over financial reporting that could significantly affect internal controls subsequent to April 30, 2004.

                           PART II - OTHER INFORMATION



Item 6.: Exhibits and Reports on Form 8-K

         (a) The following exhibits are filed as part of this report:

                  31.1 Certification of Chief Executive and Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

                  32.1 Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350


         (b) Reports on Form 8-K

                  Form 8-K Report dated May 18, 2004 reported under Items 5 and 7, relating to a Securities Exchange Agreement.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: June 30, 2004                      USED KAR PARTS, INC.



                                          By:  /s/ Christoph Bruening
                                             ---------------------------------
                                             Christoph Bruening, President
                                             (Chief Executive Officer and
                                             Financial Officer)