Form 10QSB
period 2004-07-31
XENOMICS INC
filed 2004-09-20
CIK 1213037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: July 31, 2004

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                       Commission File Number: 333-103083

                                 XENOMICS, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                    Florida                                04-3721895
        -------------------------------               --------------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)


           420 Lexington Avenue, Suite 1701, New York, New York 10170
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (732) 438-8290
                         -------------------------------
                         (Registrant's telephone number)


              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days.

                                 [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                     Class Outstanding at September 17, 2004

                Common Stock, par value $0.0001 15,588,737 shares

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                 XENOMICS, INC.
                                   FORM 10-QSB
                                    CONTENTS

PART I -- FINANCIAL INFORMATION                                            Page

             Item 1.   Condensed Consolidated Financial Statements

                       Unaudited Condensed Consolidated Balance Sheet as
                         of July 31, 2004                                     1

                       Unaudited Condensed Consolidated Statements of
                         Operations for the Three and Six Months Ended
                         July 31, 2004 and 2003 and the period
                         April 26, 2002 (Inception) to July 31, 2004          2

                       Unaudited Condensed Consolidated Statements of Cash
                         Flows for the Six Months Ended July 31, 2004 and
                         2003 and for the period April 26, 2002 (Inception)
                         to July 31, 2004                                     3

                       Notes to Unaudited Condensed Consolidated Financial
                         Statements                                           4

             Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                  8

             Item 3.   Controls and Procedures                               10

PART II -- OTHER INFORMATION

             Item 2.  Changes in Securities and Use of Proceeds              11

             Item 6.  Exhibits and Reports on Form 8-K                       12

Signatures                                                                   13

                                INTRODUCTORY NOTE

This Report on Form 10-QSB for Xenomics, Inc. (the "Company") may contain forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our report on Form 8-K and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the acquisitions, financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. Unless otherwise indicated in this Report all share and per share information gives effect to a 111 for 1 stock split effected on July 26, 2004.

                        PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements



Xenomics, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
July 31, 2004
(Unaudited)


                          ASSETS
CURRENT ASSETS
   Cash                                                        $    1,505,095
   Prepaid expenses                                                    16,490
                                                               --------------
     Total current assets                                           1,521,585
                                                               --------------
 FIXED ASSETS                                                          41,137
                                                               --------------

OTHER ASSETS
    Patents                                                            38,732
    Security deposits                                                  50,617
                                                               --------------
     Total other  assets                                               89,349
                                                               --------------

Total Assets                                                   $    1,652,071
                                                               ==============


      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accruals                               $       33,892
                                                               --------------

            Total current liabilities                                  33,892
                                                               --------------

Total Liabilities                                                      33,892
                                                               --------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, none outstanding                                            -
  Common stock, $0.0001 par value, 100,000,000 shares
    authorized; 15,938,737 issued and outstanding                       1,594
  Treasury Stock- 350,000 shares                                          (35)
  Additional paid in capital                                        1,717,587
  Accumulated (Deficit) during development stage                     (100,967)
                                                               --------------

            Total Stockholders' Equity                              1,618,179
                                                               --------------

Total Liabilities and Stockholders' Equity                     $    1,652,071
                                                               ==============



    The accompanying notes are an integral part of the financial statements

                                        1

Xenomics, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Six Months and Three Months Ending July 31, 2004 and for the Period
Commencing April 26, 2002 (Date of inception) to July 31, 2004 (Unaudited)



                                          Cumulative
                                              From          For Six        For Six        For Three      For Three
                                        April 26, 2002      Months         Months          Months         Months
                                          (inception)        Ended          Ended           Ended          Ended
                                            Through         July 31        July 31         July 31        July 31
                                         July 31, 2004        2004          2003             2004           2003
                                        ---------------- ----------------------------- ------------------------------
Revenues                                     $        0   $          0   $          0    $           0  $          0

Operating expenses                              100,967         95,773            424           92,953           559
                                        ---------------- ----------------------------- ------------------------------

Net income (loss) before provision
  for income taxes                             (100,967)       (95,773)          (424)         (92,953)         (559)
                                        ---------------- ----------------------------- ------------------------------
Provision for income taxes                            0              0              0                0             0
                                        -----------------------------------------------------------------------------

Net income (loss)                            $(100,967)   $   (95,773)   $      (424)    $    (92,953)  $      (559)
                                        ================ ============================= ==============================


Weighted average shares outstanding                        221,906,598    229,548,000     208,152,074    229,548,000
                                                         ============================================================
Net Income (Loss) - per share,
  Basic and diluted                                       $     (0.00)   $     (0.00)    $      (0.00)  $     (0.00)
                                                         ============================================================




                     The accompanying notes are an integral part of the financial statements

                                                          2

Xenomics, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Six Months Ending July 31, 2004 and for the Period Commencing April 26,
2002 (Date of inception) to July 31, 2004 (Unaudited)

                                                               Cumulative
                                                                   From                For the            For the
                                                             April 26, 2002          Six Months          Six Months
                                                               (inception)              Ended               Ended
                                                                  Through              July 31             July 31
                                                              July 31, 2004             2004                2003
                                                            ------------------     ---------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $   (100,967)       $    (95,773)        $       (424)
Adjustments to reconcile net income (loss) to net cash
  used for operations:

Change in operating assets and liabilities:
 (Increase) in prepaid expenses                                       (16,490)            (16,490)                   0
  Increase (Decrease) in accounts  payable & accruals                  33,892             (8,205)                  365
                                                                 ------------        ------------         ------------
Net cash used by operating activities                                 (83,565)           (120,468)                 (59)
                                                                 ------------        ------------         ------------

CASH FLOW FROM INVESTING ACTIVITIES:
 (Increase) in security deposits                                      (50,617)            (50,617)                   0
 Purchase of  fixed assets                                            (41,137)            (41,137)                   0
 Patent Costs                                                         (38,732)             (1,732)                   0
                                                                 ------------        ------------         ------------

Net cash (used) by investing activities                              (130,486)            (93,486)                   0
                                                                 ------------        ------------         ------------

CASH FLOW FROM FINANCING ACTIVITIES:

Net Proceeds from private placement                                 2,368,510           2,368,510                    0
Payment of acquisition costs                                         (149,800)           (149,800)                   0
Purchase of common stock                                             (500,000)           (500,000)                   0
                                                                 ------------        ------------         ------------
Net cash provided by financing activities                           1,718,710           1,718,710                    0
                                                                 ------------        ------------         ------------

Net Increase (Decrease) in cash                                     1,504,659           1,504,756                  (59)

CASH, beginning of period,                                                436                 339                  495
                                                                 ------------        ------------         ------------


CASH, end of period                                              $  1,505,095        $  1,505,095         $        436
                                                                 ============        ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for Interest Expenses                                  $          0        $          0         $          0
Cash paid for Income Taxes                                       $          0        $          0         $          0



                        The accompanying notes are an integral part of the financial statements

                                                            3

Xenomics, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
The Company was organized under the laws of the State of Florida on April 26, 2002 as Used Kar Parts Inc. On July 2, 2004, following the acquisition of 100% of the outstanding stock of Xenomics (a California corporation) which is treated as reverse acquisition for accounting purposes, the Company changed its name to Xenomics, Inc. The Company is in the development stage and plans to generate revenue from developing its medical patents. Currently the Company has no revenue..

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

Cash Equivalents
----------------
For purposes of the statement of cash flows, the Company treats all short-term investments with maturities of six months or less to be cash equivalents.

Development Stage Company
-------------------------
The Company has been in the development stage since inception (April 26, 2002). There have been no revenues to date. The Company has incurred an accumulated deficit of approximately $100,967 since inception.

Concentration of Risk
---------------------
The Company places its cash in high credit quality financial institutions. For the period ending July 31, 2004 the Company had on deposit funds in excess of the $100,000 FDIC insured limits. Management does not believe that there is any concentration risk.

Xenomics, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Income Taxes
------------
The Company accounts for income taxes under the accrual method established by Statement of Financial Accounting Standards (SFAS) No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences and events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on assets and liabilities using enacted rates for the year in which the differences are expected to reverse.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Xenomics, Inc. and its wholly-owned subsidiary Xenomics. All intercompany transactions have been eliminated.

Net Loss Per Share, basic
-------------------------
Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. Net income
(loss) per share, diluted, is not presented due to the anti-dilutive nature of the securities outstanding.

Fair value of financial instruments
-----------------------------------
The following methods and assumptions were used to estimate the fair value of each class of financial instruments: cash, and accounts payable. The carrying amounts approximated fair value because of the demand nature of these instruments.

Interim Statements
------------------
The financial statements for the six and three months ending July 31, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the six and three months are not indicative of a full year results.

NOTE 2 CAPITAL STOCK TRANSACTIONS

Pursuant to a private placement on July 2, 2004, the Company sold 2,645,210 shares of common stock for $2,512,859. The Company purchased from former shareholders 1,971,734 post-split shares of common stock for $500,000 on July 2, 2004. On July 2, 2004, the Company acquired all of the shares of common stock of Xenomics (a California corporation) for 2,258,001 shares of common stock

As part of the Xenomics acquisition, 350,000 shares of common stock issued in the name of the Company and subject to release or cancellation under an escrow agreement to cover undisclosed liabilities, if any, are carried as treasury shares..

Effective July 26, 2004, the Company had a 111 to 1 forward stock split. All financial and per share data has been adjusted accordingly.

As of July 31, 2004, the Company had issued 20,000 stock warrants for services, at an exercise price of $1.25, immediately vesting and expiring July 23, 2009.

Xenomics, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 3 INCOME TAXES

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

The Company has a net operating loss carry forward of approximately $5,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires in 15 years.

NOTE 4 PATENT EXPENSES

As of July 31, 2004, the Company has capitalized costs related to patent development of $38,732. Patents generally have a life of seventeen years. Additional patent development is to be continued, and as of yet no revenues have been generated under these patents.

NOTE 5 CONTRACTS AND COMMITTMENTS

Pursuant to a royalty agreement dated December 21, 1999, the Company is obligated to pay $5,000 annually commencing May 17, 2000 as consideration for the assignment of intellectual property to the Company. On July 2, 2004 all royalties incurred as of that date ($25,000) were paid.

Commencing in July 2004, the Company has entered into three year employment agreements with three key executives for a combined annual compensation of $375,000 (increasing to $485,000 upon the occurrence of certain events). Additionally, the individuals were granted stock options of 3,037,500 shares of common stock at $1.25 per share vesting progressively after 1 year of employment.

NOTE 6 FIXED ASSETS

The cost of property and equipment will be depreciated using the straight-line methods over their estimated useful lives (5-7 years). The Company acquired laboratory equipment for $41,137 in July 2004 and will commence depreciation upon installation and usage.

NOTE 7 LEASE COMMITTMENTS

Office Facilities
-----------------
The Company executed a lease agreement commencing September 15, 2004 and expiring September 30, 2011. Annual base rent for the year ending September 2005 is $71,649 increasing to an annual base rent ending on September 30, 2011 of $80,689.

Laboratory Facilities
---------------------
The Company executed a lease agreement commencing September 1, 2004 and expiring in August 2006. The total monthly rent (inclusive of common area and maintenance charges) is $10,028. For the years ending January 31, 2004, 2005 and 2006, the lease liability is $50,140, $120,336 and $70,196, respectively.

NOTE 8 STOCK OPTION PLAN

The Company has reserved 5,000,000 shares of common stock for issuance upon exercise of options grants under the 2004 Stock Option Plan, instituted in June 2004. As of July 31 2004, 4,087,500 of options have been granted at a conversion price of $1.25 per share, and would be fully vested after three years. The options expire after ten years in 2014.

The Company has not recognized an expense for these options due to the limited market for the Company's common stock.

NOTE 9 INVESTMENT IN SUBSIDIARY

The Company's Xenomics subsidiary formed SpaXen Italia SRL (an Italian limited liability company), owned 50/50 with an unaffiliated entitnty and entered into a shareholder's agreement on April 7, 2004. Xenomics' contribution for its 50% interest in SpaXen consists of rights in a certain technology and related patent application that applies Xenomics' technology in the field of infectious diseases. The other 50% partner will contribute to the subsidiary 100,000 Euros as working capital. SpaXen had minimal activity.

Xenomics, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 10 NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends SFAS 123 Accounting for Stock-Based Compensation, providing for an alternative method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, it amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company's adoption of the interim disclosure provisions of SFAS 148 did not affect our financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 sets standards for an issuer as to how to classify and measure financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into after May 31, 2003, and is effective after June 15, 2003. Adoption of SFAS 150 is not expected to have a material effect on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

Overview
--------

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

We acquired Xenomics, a California corporation, on July 2, 2004. Xenomics is a biotechnology company that focuses on the development of diagnostic tests utilizing transrenal nucleic acids (Tr-NA) for a broad range of diagnostic tests. Tr-NA's are components of DNA derived from the blood stream that have been shown to cross the kidney barrier and can be detected in urine. Xenomics is a California corporation that was organized in 1999. In March 2004, Xenomics organized a joint venture with the Spallanzani National Institute for Infectious Diseases (Instituto Nazionale per le Malattie Infettive, "INMI") in Rome, Italy, in the form of a new R&D company called SpaXen Italia, S.R.L ("SpaXen") which will conduct research and development on non-invasive diagnostic tests for infectious disease using Tr-NA methodology.

We are a development stage medical diagnostic company. Since inception on April 26, 2002 through July 31, 2004, we have sustained cumulative net losses of $100,967. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through July 31, 2004, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities.

History
-------

We completed the acquisition of Xenomics, an unaffiliated California corporation on July 2, 2004 by issuing 2,258,001 shares of our common stock to Xenomics' five shareholders in exchange for all outstanding shares of Xenomics stock (the "Exchange"). The Exchange was made according to the terms of a Securities Exchange Agreement dated May 18, 2004. As part of the Exchange, we:

         o redeemed 1,971,734 pre-split shares (the equivalent of 218,862,474 post-split shares) from Panetta Partners Ltd., a principal shareholder, for $500,000 or $0.0023 per share.

         o amended our articles of incorporation to change our corporate name to "Xenomics, Inc." and to split our stock outstanding prior to the redemption 111 for 1 (effective July 26, 2004).

         o entered into employment agreements with two of the former Xenomics shareholders and a consulting agreement with one of the former Xenomics shareholders.

         o entered into a Voting Agreement with the certain investors, the former Xenomics shareholders and certain principal shareholders.

         o entered into a Technology Acquisition Agreement with the former Xenomics shareholders under which we granted an option to the former Xenomics holders to acquire Xenomics technology if we fail to apply at least 50% of the net proceeds of financing we raise to the development of Xenomics technology during the period ending July 1, 2006 in exchange for all of our shares and share equivalents held by the former Xenomics holders at the time such option is exercised.

Results of Operations
---------------------

Three Months Ended July 31, 2004 and July 31, 2003.
---------------------------------------------------

We had no revenues during the three months ended July 31, 2004 and 2003 because we do not have any commercial products and we do not expect to have any for the foreseeable future.

Operating expenses increased to $92,953 during the three months ended July 31, 2004 from $559 for the same period in 2003. This increase was primarily the result of the Exchange with Xenomics discussed elsewhere in this report. The results of operations of Xenomics for the period July 2, 2004 through July 31, 2004 are included in the consolidated statement of operations for the three months ended July 31, 2004, as well as the consolidated balance sheet as of July 31, 2004.

Net loss for the three months ended July 31, 2004 was $92,953 compared to $559 for the same period in 2003. The increase in the net loss is the result of higher operating expenses as described above.

Six Months Ended July 31, 2004 and July 31, 2003.
-------------------------------------------------

We had no revenues during the six months ended July 31, 2004 and 2003 because we do not have any commercial products and we do not expect to have any for the foreseeable future.

Operating expenses increased to $95,773 during the three months ended July 31, 2004 from $424 for the same period in 2003. This increase was primarily the result of the Exchange with Xenomics discussed elsewhere in this report. The results of operations of Xenomics for the period July 2, 2004 through July 31, 2004 are included in the consolidated statement of operations for the three months ended July 31, 2004, as well as the consolidated balance sheet as of July 31, 2004.

Net loss for the three months ended July 31, 2004 was $95,773 compared to $424 for the same period in 2003. The increase in the net loss is the result of higher operating expenses as described above.

Liquidity and Capital Resources.
--------------------------------

As of July 31, 2004 we had $1,505,095 in cash and cash equivalents. On June 24, 2004, we sold and issued in a private placement to accredited investors an aggregate 2,645,210 shares of common stock at an issue price of $0.95 per share for aggregate gross proceeds of $2,512,859.

On September 15, 2004 we entered into a seven year lease for our corporate headquarters in New York City comprising 1,963 square feet with an approximate fixed rent of $75,000 per year through 2011. On July 7, 2004, we entered into a two year lease for our laboratory in New Jersey comprising 3,698 square feet with an approximate fixed rent of $7,400 per month through 2006.

Our working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of: product development; pre-clinical and clinical testing; obtaining regulatory approvals; technological advances and our ability to establish collaborative arrangements with research organizations and individuals needed to commercialize our products. Our capital resources will be focused primarily on the clinical development and regulatory approval of Tr-NA technology. We expect that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. We will be required to raise additional capital to complete the development and commercialization of our current product candidates.

Item 3. Controls and Procedures

Our President and Principal Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

During the three months ended July 31, 2004, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On June 24, 2004, we sold and issued in a private placement to accredited investors an aggregate 2,645,210 shares of common stock at an issue price of $0.95 per share for aggregate gross proceeds of $2,512,950. The issuance of shares was done in accordance with Regulation D under the Securities Act of 1933, as amended. In connection therewith, a filing on Form D with the Securities and Exchange Commission was made on June 30, 2004. We intend to use the net proceeds from the sale of these shares for working capital and to further the clinical development of our Tr-NA technology.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  31.1 Certification of President required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

                  31.2 Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

                  32.1     Certification of President pursuant to 18 U.S.C
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002


         (b)      Reports on Form 8-K.

         On June 2, 2004, we filed a Form 8-K announcing that Xenomics, Inc. (formerly Used Kar Parts, Inc.), a Florida corporation, Xenomics, a California corporation, and certain individuals entered into a Securities Exchange Agreement pursuant to which Xenomics, Inc. agreed to purchase all of the outstanding shares of common stock of Xenomics which is owned by the shareholders aggregating 3,807,055 shares in exchange for 2,258,001 shares of common stock of Xenomics, Inc.

         On July 19, 2004, we filed a Form 8-K announcing the closing of our acquisition of Xenomics and completion of a private placement of 2,645,210 shares of our common stock for aggregate proceeds of $2,512,950.

         On July 28, 2004, we filed a Form 8-K/A which amended our Form 8-K filed on July 19, 2004 by including a Descriptive Memorandum of the company and its acquisition of Xenomics as an exhibit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   XENOMICS, INC.
                                                   (Registrant)

Date: September 20, 2004                           By: /s/ Samuil Umansky
                                                      --------------------------
                                                      Samuil Umansky
                                                      President

Date: September 20, 2004                           By: /s/ Christoph Bruening
                                                      --------------------------
                                                      Christoph Bruening
                                                      Treasurer