Form 10QSB/A
period 2004-07-31
XENOMICS INC
filed 2004-09-24
CIK 1213037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A

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

                       Commission File Number: 333-103083

                                 XENOMICS, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                      Florida                              04-3721895
         --------------------------------           ---------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)


           420 Lexington Avenue, Suite 1701, New York, New York 10170
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (732) 438-8290
                         ------------------------------
                         (Registrant's telephone number)


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

         Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                Explanatory Note


         This Form 10-QSB/A for the three months ended July 31, 2004 is being filed to reflect a correction to a typographical error in Exhibit 31.2. This Form 10-QSB/A amends and restates only Exhibit 31.2 of the previously filed Form 10-QSB.


Item 6.  Exhibits

         (a)      Exhibits

                  31.2 Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   XENOMICS, INC.
                                                   (Registrant)

Date: September 23, 2004                           By: /s/ Samuil Umansky
                                                      --------------------------
                                                      Samuil Umansky
                                                      President

Date: September 23, 2004                           By: /s/ Christoph Bruening
                                                      --------------------------
                                                      Christoph Bruening
                                                      Treasurer