Form 10QSB
period 2004-10-31
XENOMICS INC
filed 2004-12-15
CIK 1213037

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: October 31, 2004

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

                                 (212) 297-0808
                         -------------------------------
                         (Registrant's telephone number)


              ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed since last report)

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

Class                                       Outstanding at December 14, 2004

Common Stock, par value $0.0001              15,588,737 shares

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                 XENOMICS, INC.
                                   FORM 10-QSB
                                    CONTENTS



PART I -- FINANCIAL INFORMATION                                            Page

         Item 1. Consolidated Financial Statements

                  Unaudited Consolidated Balance Sheet as of
                    October 31, 2004                                        1

                  Unaudited Consolidated Statements of Operations
                    for the Three and Nine Months Ended October
                    31, 2004 and 2003 and the period April 26,
                    2002 (Inception) to October 31, 2004                    2

                  Unaudited Consolidated Statements of Cash Flows
                    for the Nine Months Ended October 31, 2004
                    and 2003 and for the period April 26, 2002
                    (Inception) to October 31, 2004                         3

                  Notes to Unaudited Consolidated Financial
                    Statements                                              4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       10

         Item 3. Controls and Procedures                                   12

PART II -- OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                          13

         Signatures

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

                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Xenomics Inc.
(A Development Stage Company)
Consolidated Balance Sheets
October 31, 2004
(Unaudited)


                          ASSETS
CURRENT ASSETS
   Cash                                                      $      1,157,183
   Prepaid expenses                                                    43,334
                                                            ------------------
     Total current assets                                           1,200,517
                                                            ------------------
 FIXED ASSETS                                                          88,195
                                                            ------------------
OTHER ASSETS
    Patents                                                            38,732
    Security deposits                                                  57,207
                                                            ------------------
    Total other assets                                                 95,939
                                                            ------------------

Total Assets                                                 $      1,384,651
                                                            ==================


      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accruals                             $         67,793
                                                            ------------------
            Total current liabilities                                  67,793
                                                            ------------------
Total Liabilities                                                      67,793
                                                            ------------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value, 20,000,000 shares
   authorized, none outstanding                                             -
 Common stock, $0.0001 par value, 100,000,000 shares
   authorized; 15,938,737 issued and outstanding                        1,594
Treasury Stock-350,000 shares                                             (35)
Additional paid in capital                                          1,717,587
Accumulated (Deficit) during development stage                       (402,288)
                                                            ------------------

            Total Stockholders' Equity                              1,316,858
                                                            ------------------

Total Liabilities and Stockholders' Equity                   $      1,384,651
                                                            ==================



     The accompanying notes are an integral part of the financial statements

                                       1

Xenomics Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Nine Months and Three Months Ending October 31, 2004 and for the Period
Commencing April 26, 2002 (Date of inception) to October 31, 2004 (Unaudited)


                                            Cumulative
                                               From
                                          April 26, 2002   For Nine       For Nine        For Three      For Three
                                            (inception)     Months         Months            Months        Months
                                              Through        Ended         Ended             Ended         Ended
                                            October 31,   October 31,    October 31,      October 31,    October 31,
                                                2004         2004            2003             2004          2003
                                           ------------   ------------   ------------     ------------  ------------
Revenues                                   $          0   $          0   $          0     $          0  $          0

Operating expenses                              406,259        401,065            485          305,292            61
                                           ------------   ---------------------------     --------------------------

Net  (loss) before other income                (406,259)      (401,065)          (485)        (305,292)          (61)

Other Income -Interest Income                     3,971          3,971              0            3,971             0
                                           ------------   ---------------------------     --------------------------

Net  (loss) before provision for               (402,288)      (397,094)          (485)        (301,321)          (61)
income taxes

Provision for income taxes                            0              0              0                0             0
                                           ------------   ---------------------------     --------------------------

Net  (loss)                                $   (402,288)  $   (397,094)  $       (485)    $   (301,321) $       $(61)
                                           ============   ===========================     ==========================


Weighted average shares outstanding                        190,646,316    229,548,000       15,588,737   229,548,000
                                                          ==========================================================

Net  (Loss) - per share, Basic and diluted                $      (0.00)  $      (0.00)    $      (0.02) $      (0.00)
                                                          ===========================================================


                    The accompanying notes are an integral part of the financial statements

                                                       2

Xenomics Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Nine Months Ending October 31, 2004 and for the Period Commencing April
26, 2002 (Date of inception) to October 31, 2004 (Unaudited)


                                                                Cumulative
                                                                    From               For the              For the
                                                              April 26, 2002         Nine Months          Nine Months
                                                                (inception)             Ended                Ended
                                                                  Through             October 31,          October 31,
                                                             October 31, 2004            2004                 2003
                                                             ----------------       -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                     $    (402,288)       $    (397,094)        $       (485)
Adjustments to reconcile net income (loss) to net cash
  used for operations:

Change in operating assets and liabilities:
  (Increase) in prepaid expenses                                     (43,334)             (43,334)                   0
  Increase in accounts  payable & accruals                            67,793               25,696                  365
                                                               -------------        -------------         ------------
Net cash used by operating activities                               (377,829)            (414,732)                (120)
                                                               -------------        -------------         ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  (Increase) in security deposits                                    (57,207)             (57,207)                   0
  Purchase fixed assets                                              (88,195)             (88,195)                   0
  Patent costs                                                       (38,732)              (1,732)                   0
                                                               -------------        -------------         ------------

Net cash (used) by investing activities                             (184,134)            (147,134)                   0
                                                               -------------        -------------         ------------

CASH FLOW FROM FINANCING ACTIVITIES:

  Net proceeds from private placement                              2,368,510            2,368,510                    0
  Payment of acquisition costs                                      (149,800)            (149,800)                   0
  Purchase of common stock                                          (500,000)            (500,000)                   0
                                                               -------------        -------------         ------------
Net cash provided by financing activities                          1,718,710            1,718,710                    0
                                                               -------------        -------------         ------------

Net Increase (Decrease) in cash                                    1,556,747            1,156,844                 (120)

CASH, beginning of period,                                               436                  339                  495
                                                               -------------        -------------         ------------

CASH, end of period                                            $   1,157,183        $   1,157,183         $        375
                                                               =============        =============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for Interest Expenses                              $           0        $           0         $          0
  Cash paid for Income Taxes                                   $           0        $           0         $          0


                       The accompanying notes are an integral part of the financial statements

                                                        3

Xenomics Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

The Company was organized under the laws of the State of Florida on April 26, 2002 as Used Kar Parts Inc. Upon a reverse merger on July 2, 2004 with its subsidiary Xenomics (a California corporation), the Company changed its name to Xenomics, Inc. The Company is in the development stage and plans to generate revenue from developing its medical patents. Currently it has no operations.

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

Cash Equivalents
----------------

For purposes of the statement of cash flows, the Company treats all short-term investments with maturities of six months or less at acquisition to be cash equivalents.

Development Stage Company
-------------------------

The Company has been in the development stage since inception (April 26, 2002). There have been no revenues to date. The Company has incurred an accumulated deficit of $402,288 since inception.

Concentration of Risk
---------------------

The Company places its cash in high credit quality financial institutions. For the period ending October 31, 2004 the Company had on deposit funds in excess of the $100,000 FDIC insured limits. Management does not believe that there is any concentration risk.

Xenomics Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Xenomics, Inc. and its wholly-owned subsidiary Xenomics. All inter company transactions have been eliminated.

Net Loss Per Share, basic
-------------------------

Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding during the period. Net income
(loss) per share, diluted, is not presented due to the anti dilutive nature of the securities outstanding.

Fair value of financial instruments
-----------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments: cash, and accounts payable. The carrying amounts approximated fair value because of the demand nature of these instruments.

Interim Statements
------------------

The financial statements for the nine and three months ending October 31, 2004 and 2003 are unaudited and include all adjustments which in the opinion of management are necessary for a fair presentation, and such adjustments are of a normal and recurring nature. The results of operations for the nine and three months are not indicative of a full year results.

Xenomics Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2 CAPITAL STOCK TRANSACTIONS

On July 2, 2004, the Company sold 2,645,210 shares of common stock for $2,512,859 in a private placement. Simultaneously, the Company purchased 218,862,474 shares of common stock from a shareholder for $500,000 and acquired all of the shares of common stock of Xenomics (a California corporation) for 2,258,001 shares of common stock

As part of the Xenomics acquisition, 350,000 shares of common stock are being held in escrow to cover potential indemnification liabilities. Such shares are being treated on the balance sheet as treasury stock.

Effective July 26, 2004, the Company had a 111 to 1 forward stock split. All financial and per share data has been adjusted accordingly.

As of October 31, 2004, the Company had issued 20,000 stock warrants at an exercise price of $1.25, immediately vesting, and expiring July 23, 2009.

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
                                                      Nine Months Ending
                                                       October 31, 2004
                                                       ----------------
Statutory federal income tax rate                            34%
State income tax rate                                         6
Effective tax rate                                           40%
                                                             ==

The amount recorded as a deferred tax asset as of October 31, 2004 is approximately $158,000. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

The Company has a net operating loss carry forward as of December 31, 2003 of approximately $5,000 which is offset by a 100% valuation allowance due to the uncertainty surrounding the ultimate realization of these assets. The loss carry-forward expires in 15 years.

Xenomics Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 4 PATENT EXPENSES

As of October 31, 2004, the Company has capitalized costs related to patent development of $38,732. Patents generally have a life of seventeen years. Additional patent development is continuing, and as of yet no revenues have been generated under these patents.

NOTE 5 CONTRACTS AND COMMITTMENTS

Pursuant to a royalty agreement dated December 21, 1999, the Company is obligated to pay $5,000 annually commencing May 17, 2000 as consideration for the assignment of intellectual property to the Company. On July 2, 2004 all royalties incurred as of that date ($25,000) were paid.

Commencing in July 2004, the Company entered into a three year consulting agreement with its Chairman and three year employment agreements with two key executives for a combined annual compensation of $375,000 (increasing to $485,000 upon the occurrence of certain events). Additionally, the individuals were granted stock options of an aggregate 3,037,500 shares of common stock at $1.25 per share vesting progressively after 1 year of employment.

In September 2004, the Company entered into a 3 year letter agreement with its Chief Executive Officer with an annual base salary of $215,000, other benefits, and 1,050,000 common stock options at an exercise price of $2.25 per share vesting progressively over three years.

NOTE 6 FIXED ASSETS

The cost of property and equipment will be depreciated using the straight-line methods over their estimated useful lives (5-7 years). As of October 31, 2004, the Company had $88,195 in fixed assets. No depreciation had been provided since the assets will be depreciated when put into use.

Xenomics Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 7 LEASE COMMITTMENTS

Office Facilities
-----------------

The Company executed a lease agreement commencing September 15, 2004 and expiring September 30, 2011. Annual base rent for the year ending September 2005 is $71,649 increasing to an annual base rent ending in September 2011 of $80,689.

Laboratory Facilities
---------------------

The Company executed a lease agreement commencing September 1, 2004 and expiring in August 2006. The total monthly rent (inclusive of common area and maintenance charges) is $10,028. For the years ending January 31, 2004, 2005 and 2006, the lease liability is $50,140, $120,336 and $70,196, respectively.

Rent expense for the three and nine months ended October 31, 2004 was $32,979. There was no rent expense for the three and nine months ended October 31, 2003

NOTE 8 STOCK OPTION PLAN

The Company has reserved 5,000,000 shares of common stock for issuance upon exercise of option grants under the 2004 Stock Option Plan, instituted in June 2004. As of September 30, 2004, 3,825,000 of options have been granted at an exercise price of $1.25 per share. Of the options granted, 75,000 are immediately vested and the remainder vest over three years. The options expire after ten years in 2014.

In September 2004, the Company also authorized the issuance of 1,050,000 options to the Chief Executive Officer, at a exercise price of $2.25 per share vesting over three years. The Company also authorized the issuance of 375,000 options at an exercise price of $2.25 per share which vest in the event there is a sale of the Company for consideration equal to or exceeding $15.00 per share. These options are subject to shareholder approval of an increase in the number of shares in the option plan.

The Company has not recognized an expense for these options due to the limited market and trading volume for the Company's common stock.

NOTE 9 INVESTMENT IN SUBSIDIARY

The Company entered into a shareholder's agreement on April 7, 2004 for Spaxen Italia SRL (an Italian corporation). The Company's contribution for its 50% interest in Spaxen Italia SRL consists of rights in a certain technology and related patent application that applies Xenomic's, Inc. proprietary technology in the field of infectious diseases. The other 50% partner will contribute to the subsidiary 100,000 Euros as working capital. The subsidiary had minimal activity. Spaxen Italia SRL has incurred approximately $100,000 for startup and administrative expenditures since inception. The Company has no obligation to fund the joint venture other than contribution of the use if its intellectual property.

Xenomics Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 10 NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation" Transition and Disclosure an Amendment of FASB Statement No. 123 (SFAS 148). SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation," providing for an alternative method of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, it amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company's adoption of the interim disclosure provisions of SFAS 148 did not affect its financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS sets standards for an issuer as to how to classify and measure financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into after May 31, 2003, and is effective after June 15, 2003. Adoption of SFAS 150 is not expected to have a material effect on the Company.

NOTE 11 SUBSEQUENT EVENT

The Company is in the process of raising additional capital through a private placement.

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

Overview
--------

We are a development stage medical diagnostic company that focuses on the development of diagnostic tests utilizing transrenal nucleic acids (Tr-NA) for a broad range of diagnostic tests. Tr-NA's are components of DNA derived from the blood stream that have been shown to cross the kidney barrier and can be detected in urine. In March 2004, we organized a joint venture with the Spallanzani National Institute for Infectious Diseases (Instituto Nazionale per le Malattie Infettive, "INMI") in Rome, Italy, in the form of a new R&D company called SpaXen Italia, S.R.L ("SpaXen") which will conduct research and development on non-invasive diagnostic tests for infectious disease using Tr-NA methodology.

Since inception on April 26, 2002 through October 31, 2004, we have sustained cumulative net losses of $402,288. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through October 31, 2004, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial products and we do not expect to have any for the foreseeable future. Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net cash inflows from any products developed may take several years to achieve.

History
-------

We were incorporated in the State of Florida on April 26, 2002. On July 2, 2004, we acquired Xenomics, an unaffiliated California corporation by issuing 2,258,001 shares of our common stock to Xenomics' five shareholders in exchange for all outstanding shares of Xenomics stock (the "Exchange"). The Exchange was made according to the terms of a Securities Exchange Agreement dated May 18, 2004. As part of the Exchange, we:

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

         o entered into a Voting Agreement with certain investors, the former Xenomics shareholders and certain principal shareholders.

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


Results of Operations
---------------------

Three Months Ended October 31, 2004 and October 31, 2003.
---------------------------------------------------------

We had no revenues during the three months ended October 31, 2004 and October 31, 2003 because we do not have any commercial products and we do not expect to have any for the foreseeable future.

Operating expenses increased to $305,292 during the three months ended October 31, 2004 from $61 for the same period in 2003. This increase was primarily the result of the acquisition of Xenomics discussed elsewhere in this report. During the three months ended October 31, 2004, we incurred directors and officers insurance expense, higher payroll and consulting expenses, increased rent expenses as we entered into leases for our corporate headquarters in New York and laboratory space in New Jersey and increased legal, travel and office expenses.

Other income consisted of interest income and increased to $3,971 during the three months ended October 31, 2004 from 0 for the same period in 2003.

Net loss for the three months ended October 31, 2004 was $301,321 compared to $61 for the same period in 2003. The increase in the net loss in 2004 is the result of higher operating expenses as described above.

Nine Months Ended October 31, 2004 and October 31, 2003.
--------------------------------------------------------

We had no revenues during the nine months ended October 31, 2004 and 2003 because we do not have any commercial products and we do not expect to have any for the foreseeable future.

Operating expenses increased to $401,065 during the nine months ended October 31, 2004 from $485 for the same period in 2003. This increase was primarily the result of the acquisition of Xenomics discussed elsewhere in this report. During the nine months ended October 31, 2004, we incurred directors and officers insurance expense, higher payroll and consulting expenses, increased rent expenses as we entered into leases for our corporate headquarters in New York and laboratory space in New Jersey and increased legal, travel and office expenses.

Other income consisted of interest income and increased to $3,971 during the nine months ended October 31, 2004 from 0 for the same period in 2003.

Net loss for the three months ended October 31, 2004 was $397,094 compared to $485 for the same period in 2003. The increase in the net loss in 2004 is the result of higher operating expenses as described above.

Liquidity and Capital Resources.
--------------------------------

As of October 31, 2004 we had $1,157,183 in cash and cash equivalents. On June 24, 2004, we sold and issued in a private placement to accredited investors an aggregate 2,645,210 shares of common stock at an issue price of $0.95 per share for aggregate gross proceeds of $2,512,949.

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

We are in the process of raising additional capital through a private placement of common stock which began in late September 2004. There can be no assurance we will be successful in these fund raising efforts.

Item 3. Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of the end of the period covered by this report, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

During the three months ended October 31, 2004, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  31.1 Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

                  31.2 Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

                  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K.

         On September 9, 2004, we filed a Form 8-K announcing that we had entered into a letter agreement with V. Randy White defining the terms of his employment agreement with us.

         On September 15, 2004, we filed a Form 8-K/A which amended our Form 8-K filed on July 19, 2004 by including financial statements of Xenomics and pro forma financial information for Xenomics, Inc.

         On September 23, 2004, we filed a Form 8-K announcing that our Chief Executive Officer, Dr. V. Randy White gave a presentation in Germany in which he stated that the Company had a peer-reviewed clinical database on more than 300 patients.

         On October 26, 2004, we filed a Form 8-K announcing that Gary Jacob had resigned as a director and V. Randy White and Tom Adams had been elected as directors.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  XENOMICS, INC.
                                                  (Registrant)


Date: December 15, 2004                           By: /s/ V. Randy White
                                                      --------------------------
                                                      V. Randy White
                                                      Chief Executive Officer


Date: December 15, 2004                           By: /s/ Christoph Bruening
                                                      --------------------------
                                                      Christoph Bruening
                                                      Treasurer