Form 10KSB
period 2005-01-31
XENOMICS INC
filed 2005-05-17
CIK 1213037

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                                   (Mark one)
  |X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


                   For the fiscal year ended: January 31, 2005
                   -------------------------------------------
    |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                        Commission file number 333-103083

                                 XENOMICS, INC.
                 (Name of small business issuer in its charter)

           Florida                                      04-3721895
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


           420 Lexington Avenue, Suite 1701, New York, New York 10170
           ----------------------------------------------------------
             (Address of Principal Executive Offices)    (Zip Code)


                                 (212) 297-0808
                                 --------------
                (Issuer's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None


                Securities registered under Section 12(g) of the
                                 Exchange Act:  None


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                              |X| Yes    |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The issuer's revenues for the year ended January 31, 2005 were $-0- .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on May 16, 2005, based on the closing bid price on such date, was $44,873,043.

As of May 16, 2005 the issuer had a total of 18,949,300 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): |_| Yes      |X| No

                                 XENOMICS, INC.
                                   FORM 10-KSB
                                      INDEX


PART I                                                                           PAGE
Item 1.       Description of Business                                              1
Item 2.       Description of Property                                              12
Item 3.       Legal Proceedings                                                    12
Item 4.       Submission of  Matters to a Vote of Security Holders                 12

PART II
Item 5.       Market for Common Equity and Related Stockholder Matters             12
Item 6.       Management's Discussion and Analysis and Plan of Operation           14
Item 7.       Financial Statements                                                 18
Item 8A.      Controls and Procedures                                              18

PART III
Item 9.       Directors and Executive Officers of the Registrant                   19
Item 10.      Executive Compensation                                               22
Item 11.      Security Ownership of Certain Beneficial Owners and Management       24
Item 12.      Certain Relationships and Related Transactions                       25
Item 13.      Exhibits                                                             26
Item 14.      Principal Accountant Fees and Services                               28

              Signatures                                                           29


                                     PART I

     This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are characterized by future or conditional verbs and include, but are not limited to, statements regarding the results of product development efforts, clinical trials and the scope and success of future operations. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under "Risk Factors" and elsewhere in this Form 10-KSB for the year ended January 31, 2005, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical studies, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

ITEM 1.  DESCRIPTION OF BUSINESS.

     We are a development stage molecular diagnostic company that focuses on the development of DNA-based tests using trans-renal DNA or Tr-DNA. Tr-DNA's are fragments of DNA derived from dying cells inside the body compartment. The intact DNA is fragmented in these dying cells, appears in the blood stream and these fragments have been shown to cross the kidney barrier and can be detected in urine. Our patented technology uses safe and simple urine collection and can be applied to a broad range of testing including: prenatal genetic testing, tumor detection and monitoring, tissue transplantation, infectious disease, forensic identification, drug development and bio-terrorism. In March 2004, we organized a joint venture with the Spallanzani National Institute for Infectious Diseases (Instituto Nazionale per le Malattie Infettive) in Rome, Italy, in the form of a new R&D company called SpaXen Italia, S.R.L, or SpaXen, which will conduct research and development on non-invasive diagnostic tests for infectious disease using Tr-DNA methodology.

THE TECHNOLOGY

     Our scientists were the first to report the discovery that a portion of cell-free DNA found in the bloodstream can cross the kidney barrier and be detected in the urine. This is trans-renal DNA or Tr-DNA. Urine analysis of Tr-DNA provides a simple, non-invasive method and a platform technology for a broad range of diagnostic genetic tests. In comparison with conventional tests, this methodology has significant advantages with respect to patient compliance, ease of testing, speed and cost. We own proprietary technology protected by broad patents covering the fields of prenatal genetic diagnosis, cancer detection and transplantation. We expect pending patent applications to further extend coverage to all diagnostic applications of Tr-DNA.

     Our Tr-DNA technology has been evaluated for applications in cancer in various clinical studies and the we have executed research contracts, subject to Institutional Review Board, or IRB, approval, with North Shore - Long Island Jewish (LIJ) Health System and Eastern Virginia Medical School to begin human clinical studies for applications in prenatal genetic diagnosis. As a result, our initial operations will focus on early product opportunities in prenatal genetic diagnosis for disorders such as Down syndrome, Fragile X Syndrome, Rh incompatibility and gender determination. We plan to expand the prenatal testing capabilities to include a comprehensive set of markers, and plan to develop our technology for diagnostic applications in cancer, infectious diseases and transplantation.

     We plan to develop commercial diagnostic tests for which we will seek FDA approval. Prior to FDA approval we expect these tests will be sold under the Analyte Specific Reagent (ASR) rules for home-brew testing to laboratories licensed under the Clinical Laboratory Improvement Act (CLIA) for performance of high-complexity testing. FDA approval will allow us to sell to all hospital and independent testing laboratories. Of prime importance to our positioning in the market will be the need for adoption by key diagnostics laboratories and certain diagnostic companies that will need access to our patents in order to enter the market for urine DNA testing.

THE MARKET

     We believe that the market for Tr-DNA based diagnostic products is large and growing. Based on various industry reports and the annual reports for several large diagnostic companies, the market for DNA testing is over $2 billion in the United States alone. As this represents the initial stage of growth in the use of genetic testing it is anticipated that there will be significant market expansion as new markers are discovered and validated for the diagnosis of specific indications. The ease, non-invasive nature, and low cost of urine analysis of nucleic acids suggest that our technology may ultimately become the method of choice for the majority of genetic tests.

     PRENATAL TESTING According to government statistics for 2004 there were 6.2 million pregnancies in the United States alone. Those reports also show a current trend in the United States that women are delaying having children until a later age. However, the risk of many genetic disorders increases with maternal age. An example is Down syndrome where the risk is 1 in 1,400 for women 25 years of age and 1 in 380 for women 35 years of age. Today, the only prenatal test that can provide a definitive diagnosis of Down syndrome is amniocentesis. Because amniocentesis has well known risks associated with the procedure, including an approximate 1%
risk of spontaneous miscarriage, only about 10-15% of patients who should have prenatal genetic tests according to physicians and genetic counselors actually agree to undergo the amniocentesis procedure. The risk of spontaneous miscarriage limits the recommended use of amniocentesis to women older than 35 years of age. Currently there are no tests available that provides a definitive result for women who decline amniocentesis, or are younger than 35 years of age. Tests such as the "triple" screen, or "quad" screen are available, but these tests provide an assessment of risk, not a definitive result. In addition, the best sensitivity reported in the scientific literature for these is a 75% detection rate. If we succeed in developing a prenatal screening test for Down syndrome with improved sensitivity compared to "triple" and "quad" screen, we expect that patient compliance for recommended prenatal genetic testing will increase significantly considering that donation of a urine specimen is simple, risk-free to both the mother and the baby, and may be able to be performed in the first trimester of pregnancy.

     Initial product focus in prenatal testing will be on diagnostic tests for Down syndrome, Fragile X Syndrome, Rett syndrome, Rh incompatibility and gender determination. The future pipeline in prenatal genetic testing may include tests for trisomy 18 and 13, Tay Sachs and Askenazi Jewish syndrome, Huntington's disease, sickle cell anemia and other genetic disorders.

     CANCER TESTING It is anticipated that Tr-DNA analysis will become a platform technology for development of tests for the monitoring of tumor and pre-cancerous progression and post-treatment screening for tumor re-growth conditions. The initial opportunities for diagnostic test development are gastrointestinal tumors, including colorectal cancer, liver cancer and pancreatic cancer. Our technology was evaluated in a clinical study at Thomas Jefferson University and showed the ability to detect pre-cancerous colon cancer in patients undergoing colonoscopy. About 160,000 new cases of colon cancer and 25,000 new cases of pancreatic cancer occur in the United States each year. Routine testing is recommended for the 60-70 million of people over 50 at risk for colorectal polyps . Additional products in the oncology diagnostics pipeline are tests for the early detection of prostate cancer and other tumors as well as high-risk pre-cancerous conditions.

     Tr-DNA products in the cancer diagnostic market can be expected to be highly competitive based on cost, simplicity, and patient compliance. For example, it is likely that a urine test for patients at high-risk for pre-cancerous polyps will have better acceptance than the more invasive colonoscopy. Additionally, preliminary results with Tr-DNA associated with the Thomas Jefferson University study suggest that Tr-DNA may have significantly greater sensitivity than many existing tests such as Fecal Occult Blood Testing
(FOBT).

     TRANSPLANTATION According to government statistics, there are approximately 50,000 organ transplants performed in the U.S. annually. Post-transplant monitoring for organ rejection requires a highly invasive tissue biopsy. Approximately 10 biopsies are taken over a period of one-year which results in approximately 500,000 tests/year market in the U.S. alone. Because organ rejection is marked by early death of the cells, we believe that an early indication of rejection can be identified by measuring a unique series of genetic markers characteristic of the organ donor that can be easily detected in random urine specimens from the transplant recipient. Providing early evidence of tissue rejection is key to administration and monitoring of immunosuppressive therapies. Opportunities for partnering with companies developing drugs for controlling tissue rejection, companies developing cell transplantation, or companies developing novel transplantation technologies illustrates the breadth of commercial potential of the Tr-DNA platform technology.

     INFECTIOUS DISEASES Agents such as viruses, bacteria and parasites that have precise genetic signatures cause many infectious diseases. We recently reported clinical data that demonstrated the ability to detect HIV-DNA in the urine of AIDS patients and the DNA of common and multi-drug resistant strains of Mycobacterium tuberculosis ("TB" and "MTB" respectively) in the urine of infected patients. In the case of the HIV virus, the sensitivity of the test under development allowed 90% detection of patients with residual disease; a stage at which the viral load of a patient is either barely detectable, or not detectable at all by conventional methods. If developed, it can be expected that this test may provide physicians with new information and assist in the treatment of AIDS. According to the World Health Organization (WHO) the resurgence of tuberculosis (TB), especially its multi-drug resistant strain
(MTB), represents a critical worldwide problem. The ability to simultaneously detect both TB and MTB from a simple urine sample suggests that tests based on Tr-DNA may be easier to collect and perform in non-industrialized countries than with current culture-based methods. An additional benefit of Tr-DNA testing is that urine does not contain HIV and many other infectious agents, and thus is much less dangerous to healthcare workers, whereas blood is highly infectious.

     Tr-DNA products in infectious disease can be expected to be highly competitive based on cost, simplicity and patient compliance, especially in non-industrialized nations. The future pipeline for infectious disease products may include extension of the technology to the detection of parasites, and/or applications for combating bio-terrorism.

     DRUG DEVELOPMENT AND MONITORING OF THERAPEUTIC OUTCOMES The Tr-DNA technology has significant potential as a means of monitoring clinical responses to new drugs in development and evaluating patient-specific responses to already approved therapies. Specific target applications include the monitoring of transplantation patients on immunosuppressive drugs, detection of metastasis following tumor surgery, monitoring of tumor progression during chemotherapy, and the development of optimal hormonal and chemotherapeutic treatment protocols.

     One of the largest costs associated with development of new drugs is the size of the human clinical trial required to identify the cohort of responders to the drug. By measuring specific genetic markers it may be possible to pre-identify the responding population. This would significantly reduce the cost to develop a drug. Alternately, in cancer treatment today, there is not a reliable way to determine if a particular patient is responding to chemotherapy. Generally patients are reexamined after a 60-day interval to determine if the tumor has grown in size, reduced in size or remained the same. If the tumor has grown in size, or remained the same, the chemotherapy is adjusted. By measuring specific genetic markers in the patient's urine pre and post chemotherapy, it may be possible to determine whether a patient is responding to chemotherapy within 48 hours after administration instead of the current 60-day cycle. These applications of Tr-DNA technology may permit therapeutic decisions on a patient-specific basis. About 1.25 million new cancer cases are diagnosed annually and there are several hundred companies developing chemotherapeutic agents in the United States alone. This defines the size of the potential market for applications of Tr-DNA technology in drug development and monitoring therapeutic outcomes.

BUSINESS STRATEGY

     We plan to use our Tr-DNA technology to develop FDA approved commercial diagnostic products in each of our initial focus markets of prenatal genetic screening, infectious disease and cancer monitoring, progression and re-growth. We expect to sell our products to private independent medical laboratories, federal and state medical laboratories and private and governmental hospitals. At the late stages of development of each product while collecting clinical data for an FDA submission, we intend to market the products as ASR's to certain laboratories approved under CLIA. There are approximately 3,000 CLIA licensed laboratories in the United States, but two laboratories, Quest Diagnostic and LabCorp represent approximately 60% of the total market. CLIA laboratories may offer the tests and receive reimbursement under the "home brew" rules and we hope to establish an initial market presence and generate revenues prior to FDA approval.

     If we receive FDA approval for our products, we intend to market the tests to medical testing laboratories. Approval by the FDA would enable us to file for approval to market the tests in Europe. We have completed proof-of-principle studies and developed the core capabilities for test development internally and manufacturing through contract suppliers. We intend to add dedicated product development and regulatory personnel in order to speed up the development of initial products and future diagnostic pipelines.

     In comparison  with many other genetic tests,  it is  anticipated  that the
Tr-DNA  test  may   significantly   reduce  costs  as  no  surgical   procedures
(amniocentesis/tissue biopsy) are involved and specimen preparation in the laboratory is simple and can easily be automated. Currently, a large portion of the cost of performing prenatal genetic testing is associated with the surgical procedure to collect the sample from either amniotic fluid, chorionic villus sampling, or tissue biopsy. For example, government statistics for Medicare and Medicaid reimbursement show the typical cost for an amniocentesis is approximately $1,200, but the laboratory charge for this procedure is around $400. Therefore, major advantages of our Tr-DNA test, when commercially available, will be the ease of sample collection and the corresponding reduced overall cost of each test.

     During the last decade, medical laboratory operating margins have declined in the face of Medicare fee schedule reductions, managed care contracts, competitive bidding and other cost containment measures. If our technology was commercially available today, reimbursement would be available under the current procedural terminology, or CPT, codes for molecular-based testing. We expect to initially market our tests to medical laboratories at price points that we believe will translate into substantially higher operating margins than has been traditional in the laboratory industry; yet the overall cost to the healthcare system will be reduced by elimination of the surgical component. We believe that will create a strong incentive for laboratories to adopt our Tr-DNA test.

SPAXEN JOINT VENTURE

     In March, 2004, we organized a joint venture with the Spallanzani National Institute for Infectious Diseases (Instituto Nazionale per le Malattie Infettive, "INMI") in Rome, Italy, in the form of a new R&D company called SpaXen Italia, S.R.L ("SpaXen"). In laboratories provided to SpaXen within INMI, scientists work to apply the Tr-DNA technology to the development of new, truly non-invasive test platforms for a broad variety of infectious diseases. Shares of SpaXen are held 50% by INMI and 50% by us. SpaXen's deed of incorporation (Costituzione Di Societa) dated March 11, 2004 provides, among other terms, the following:

     o Corporate capital: 200,000 Euros, of which INMI contributed 100,000 Euros in cash and we contributed 100,000 Euros in the form of intellectual property, as further described below;

     o Corporate Term: Until December 31, 2009, unless extended or wound up prior to that date;

     o Shareholder Vote: All shareholder resolutions require a 2/3 super-majority except for certain resolutions regarding amendments to the deed of incorporation, change of corporate purpose, and significant changes in shareholder rights, among others, which require unanimous vote by the shareholders;

     o Directors and Officers: SpaXen will be managed by a sole managing director or by a board of directors; currently, SpaXen is being managed by a board of directors consisting of three directors, the chairman of which is David L. Tomei, who is also our chairman of the board; in addition, SpaXen has appointed a supervisory board (also referred to as "Board of Auditors" in SpaXen's deed of incorporation) consisting of three auditors and two deputies;

     o Dissolution: The shareholders of SpaXen may unanimously vote to dissolve SpaXen prior to the end of the Corporate Term.

     In conjunction with the formation of SpaXen, we and INMI have entered into a certain Shareholder Agreement, which provides, among other terms, the following

     o    As its  contribution  to  SpaXen,  we agreed  to assign to SpaXen  all rights and patent applications to that portion of the Tr-DNA technology that applies Tr-DNA technology to the field of infectious diseases (the "Contributed IP");

     o All profits of SpaXen will be reinvested into research and development of intellectual property applying Tr-DNA technology to pathologies caused by or associated with infectious agents (the "Newly Developed IP");

     o    INMI will be the sole owner of all Newly Developed IP;

     o SpaXen will be the sole owner of all intellectual property derived from SpaXen's research that may be applied in fields other than pathologies caused by or associated with infectious agents (the "Derivative IP");

     o    We   will   have   royalty-free,   perpetual,   exclusive,   worldwide
          commercialization rights for Derivative IP;

     o We will have exclusive worldwide commercialization rights for Newly Developed IP in consideration for a license fee payment of not more than 10% of net proceeds of all products utilizing Newly Developed IP;

     o The initial term of commercialization rights for Newly Developed IP is 5 years (commencing April 7, 2004), with the possibility of a 5 year extension;

     o In the event that a patent issues based on Newly Developed IP during the term of commercialization rights for Newly Developed IP, the commercialization rights for Newly Developed IP will be extended for the duration of such patent; and

     o Upon dissolution of SpaXen, our commercialization rights for Newly Developed IP will terminate, the Contributed IP will revert back to us and all capital surplus will be paid to INMI;

     The Shareholder Agreement stipulates SpaXen and we will enter into a Collaborative Research and License Agreement, which will further define our respective obligations and rights with respect to the above matters. We plan to begin negotiations shortly.

     SpaXen's primary research and development targets will be tests for diagnosis of AIDS, hepatitis B, tuberculosis, malaria, and leishmaniasis, diseases with the highest levels of morbidity and mortality. There can be no assurance that the Shareholder Agreement will continue and if the Shareholder Agreement is terminated, we will have to find alternate sources for human clinical samples and will have to hire and train adequate scientific personnel which will significantly increase expenses. We may not be able to find alternate sources for human clinical samples and may not be able to afford the personnel necessary to continue development of infectious disease products

INTELLECTUAL PROPERTY

     We consider the protection of our proprietary technologies and products to be a critical element in the success of our business. As of May 16, 2005, we had 3 issued U.S. patents and no foreign patents expiring at varying dates and a number of pending patent applications filed in the U.S. and abroad. In addition to pursuing patents and patent applications relating to our platform technology, we have and may enter into other license arrangements to obtain rights to third-party intellectual property where appropriate.

     Wherever possible we seek to protect our inventions through filing U.S. patents and foreign counterpart applications in selected other countries. Because patent applications in the U.S. are maintained in secrecy for at least eighteen months after the applications are filed and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our issued or pending patent applications or that we were the first to file for protection of inventions set forth in such patent applications. Our planned or potential products may be covered by third-party patents or other intellectual property rights, in which case continued
development and marketing of the products would require a license. Required licenses may not be available to us on commercially acceptable terms, if at all. If we do not obtain these licenses, we could encounter delays in product introductions while we attempt to design around the patents, or could find that the development, manufacture or sale of products requiring these licenses is foreclosed.

     We may rely on trade secrets to protect our technology. Trade secrets are difficult to protect. We seek to protect our proprietary technology and processes by confidentiality agreements with our employees and certain consultants and contractors. These agreements may be breached, we may not have adequate remedies for any breach and our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees or our consultants or contractors use intellectual property owned by others in their work for us, disputes may also arise as to the rights in related or resulting know-how and inventions.

MANUFACTURING

     We expect it will take 2 to 3 years for our first product to be commercialized. During the second half of 2006, with the addition of appropriate regulatory personnel, we intend to create a good manufacturing practice, or GMP, compliant manufacturing facility. At the same time, we must adopt the FDA Quality System Regulations (QSR) system of documentation. In most cases, we expect to purchase bulk quantities of specified raw materials and reagents from qualified vendors. In some cases, we may synthesize certain materials and reagents. We expect our manufacturing facility to use bulk materials to assemble reagent sets, perform quality control testing and package the reagent sets for shipping and distribution. Because we do not have manufacturing experience, we may not be able to establish a GMP compliant facility or develop reproducible and effective manufacturing processes at a reasonable cost. In such event, we will have to rely on third party manufacturers whose availability and cost is presently unclear.

REIMBURSEMENT

     Medicare and other third-party payors will independently evaluate our technologies by, among other things, reviewing the published literature with respect to the results obtained from our clinical studies. Currently, CPT codes are available which we believe will allow our technologies to be billed following completion of a test prescribed (ordered) by a physician for a patient. We believe that the existence of current CPT codes with applicability to our screening test will help facilitate Medicare's reimbursement process. During the development phase, there can be no assurance that the rules connected with reimbursement will remain constant. If the rules change significantly it may make our Tr-DNA test non-reimbursable and would significantly reduce our ability to generate revenue.

GOVERNMENT REGULATION

     Regulation by governmental authorities in the United States and other countries will be a significant factor in the production and marketing of any products that may be developed by us. The nature and the extent to which such regulation may apply will vary depending on the nature of any such products. Virtually all of our potential products will require regulatory approval by governmental agencies prior to commercialization. It is our intention to submit and obtain FDA approval for all of our diagnostic products.

     Generally, diagnostic products based upon our Tr-DNA technology, will require FDA approval or clearance before they can be marketed for commercial distribution. Because we intend to apply for FDA approval for each of our developed products, at the earliest stage of development we will have to adopt and adhere to design control and documentation standards contained in the FDA Quality System Regulation. This will require significant training efforts and an increase in regulatory personnel.

     FDA approval may be obtained through submission of a 510-K statement of equivalency, or through a Pre-Market Approval (PMA) application. A 510-K submission requires that we show equivalency of results in a clinical study with parallel comparison against an existing and FDA-recognized reference method. We believe our initial test for Down syndrome can receive approval under a 510-K process because amniocentesis represents an adequate FDA-recognized reference test. However, we have not had any meetings with the FDA to verify this finding and there can be no assurance that we will succeed in obtaining FDA approval through the 510-K application. If the FDA rejects our application for 510-K approval, we will be required to undertake a significantly longer and more extensive clinical study to produce sufficient and compelling data for approval under a PMA application. PMA applications evaluate the test on merits of the data alone. There can be no assurance that we will ever receive FDA approval for any of our diagnostic products.

     The FDA also regulates the sale of certain reagents, including our potential reagents, used by laboratories under the "home brew" rules to perform tests. The FDA refers to these reagents as Analyte Specific Reagents (ASR's). ASR's generally do not require FDA pre-market approval or clearance if they are
(i) sold to  clinical  laboratories  certified  under  the  Clinical  Laboratory
Improvement Act to perform high complexity testing and (ii) are labeled in accordance with FDA requirements, including a statement that their analytical and performance characteristics have not been established. The FDA also regulates all promotional materials and specifically prohibits medical claims and efficacy claims. However, prior to, or in lieu of FDA approval, we can sell our reagents to laboratories that meet the established criteria. Failure to receive FDA approval would severely limit our customer base and significantly impact the generation of revenues.

     Even if we receive FDA approval for our products, a number of other FDA requirements apply to our manufacturing and distribution efforts. Medical device manufacturers must be registered and their products listed with the FDA, and certain adverse events, such as reagent failures, significant changes in quality control and other events requiring correction and/or replacement/removal of reagents must be documented and reported to the FDA. The FDA also regulates the product labeling, promotion, and in some cases, advertising, of medical devices. As discussed above, we must comply with the FDA's Quality System Regulation which establishes extensive requirements for design control, quality control, validation and manufacturing. Thus, even with FDA approval, we must continue to spend time, money and effort to maintain compliance, and failure to comply can lead to enforcement action. The FDA periodically inspects facilities to determine compliance with these and other requirements.

COMPETITION

     The medical diagnostic industry is characterized by rapidly evolving technology and intense competition. Our competitors include medical diagnostic companies, most of which have financial, technical and marketing resources significantly greater than our resources. In addition, there are a significant number of biotechnology companies working on evolving technologies that may supplant or make our technology obsolete. Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and seeking patent protection and may commercialize products on their own or through joint venture. We are aware of certain development projects for products to prevent or treat certain diseases targeted by us. The existence of these potential products or other products or treatments of which we are not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed.

     Currently, the only definitive method for detecting prenatal Down syndrome is amniocentesis. It is a highly invasive procedure that involves inserting a long needle into the amniotic sac and removing a portion of amniotic fluid. Approximately 1% of the time, the procedure results in a spontaneous miscarriage. For this reason, the procedure is only recommended for women older than 35 years, where the risk of spontaneous miscarriage is similar to the risk of Down syndrome. Unfortunately, the largest number of Down syndrome births occurs in the 17-35 year old group because this group represents the majority of the 6.2 million pregnancies.

     Amniotic fluid samples are sent to specialized "cytogenetic" laboratories where the fetal cells in the fluid are cultured for several days, then the chromatin material is harvested and the individual chromosomes are examined under a microscope. This is a very slow, labor-intensive and highly skilled process, but it is considered the standard of care and because it involves direct examination of the fetal chromosomes is by definition 100% accurate. Government statistics indicate that approximately 200,000 amniocentesis are performed annually in the United States. If our test is developed and found to be reliable, these cytogenetic laboratories will be our direct competitors.

     For women who refuse amniocentesis, or are younger than 35 years, physicians opt for tests called the "Triple Screen", or "Quadruple Screen." These tests do not provide a definitive diagnosis, only an estimate of the risk. The Triple and Quadruple Screens measure three or four respectively, components of the mothers blood and then apply a mathematical formula to calculate the risk. Virtually all laboratories perform the Triple and Quad screens. When the risk calculated indicates that the patient may be carrying a Down affected fetus (generally 1:270), the patient is referred for amniocentesis to confirm the result. However, the best sensitivity for the Triple and Quadruple Screen reported in the scientific literature is only 75% with a 5% false positive rate and they can only be performed in the second trimester (15-22 weeks) of pregnancy.

     We intend to initially market our test as a replacement for the Triple and Quad screens. Unlike the Triple/Quad screen, we expect our test to provide a definitive result. In addition, we expect our test will be a first trimester test with results significantly earlier than the 15-22 weeks required for triple/quad screen or amniocentesis. Because the amniocentesis test is regarded as 100% accurate and is therefore the standard of care, we expect to initially offer the Tr-DNA test as a pre-screen for amniocentesis replacing the triple/quad screen. We expect that a negative result will be a reliable negative and that a positive result will be confirmed by amniocentesis.

EMPLOYEES

     As of May 16, 2005 we had 9 full-time and 3 part-time employees. We believe our employee relations are satisfactory.

AVAILABLE INFORMATION

     We were incorporated in the State of Florida on April 26, 2002. On July 2, 2004, we acquired Xenomics, an unaffiliated California corporation by issuing 2,258,001 shares of our common stock to Xenomics' five shareholders in exchange for all outstanding shares of Xenomics stock.

     Our principal executive office is located at 420 Lexington Avenue, Suite 1701, New York, New York 10170 and our telephone number is (212) 297-0808.

     We maintain a site on the world wide web at www.xenomics.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings, including our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

                                  RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND THE OTHER INFORMATION INCLUDED HEREIN AS WELL AS THE INFORMATION INCLUDED IN OTHER REPORTS AND FILINGS MADE WITH THE SEC BEFORE INVESTING IN OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE HARMED. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND YOU MAY LOSE PART OR ALL OF YOUR INVESTMENT.

RISKS RELATED TO OUR BUSINESS

WE ARE A DEVELOPMENT STAGE COMPANY AND MAY NEVER COMMERCIALIZE ANY OF OUR PRODUCTS OR SERVICES OR EARN A PROFIT.

     We are a development stage company and have incurred losses since we were formed. From our date of inception, April 26, 2002, through January 31, 2005, we have accumulated a total deficit of ($3,426,606). To date, we have experienced negative cash flow from development of the Tr-DNA technology. We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize the Tr-DNA technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from the Tr-DNA technology or attain profitability, we will not be able to sustain operations.

WE WILL NEED TO RAISE SUBSTANTIAL ADDITIONAL CAPITAL TO FUND OUR OPERATIONS, AND OUR FAILURE TO OBTAIN FUNDING WHEN NEEDED MAY FORCE US TO DELAY, REDUCE OR ELIMINATE OUR PRODUCT DEVELOPMENT PROGRAMS OR COLLABORATION EFFORTS.

     To date, our sources of cash have been primarily limited to the sale of our equity securities. We currently have no credit facility or committed sources of capital. If our capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our Tr-DNA technology.

     We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms.

THE COMMERCIAL SUCCESS OF OUR PRODUCT CANDIDATES WILL DEPEND UPON THE DEGREE OF MARKET ACCEPTANCE OF THESE PRODUCTS AMONG PHYSICIANS, PATIENTS, HEALTH CARE PAYORS AND THE MEDICAL COMMUNITY.

     The use of the Tr-DNA technology has never been commercialized for any indication. Even if approved for sale by the appropriate regulatory authorities, physicians may not order diagnostic tests based upon the Tr-DNA technology, in which event we may be unable to generate significant revenue or become profitable. Acceptance of the Tr-DNA technology will depend on a number of factors including:

     o acceptance of products based upon the Tr-DNA technology by physicians and patients as safe and effective diagnostic products,

     o    adequate reimbursement by third parties;

     o    cost effectiveness;

     o    potential advantages over alternative treatments; and

     o    relative convenience and ease of administration.


OUR FAILURE TO OBTAIN HUMAN URINE SAMPLES FROM MEDICAL INSTITUTIONS FOR OUR CLINICAL TRIALS WILL ADVERSELY IMPACT THE DEVELOPMENT OF OUR TR-DNA TECHNOLOGY.

     We have executed research contracts, subject to IRB approval, with North Shore - Long Island Jewish (LIJ) Health System in Lake Success, New York and Eastern Virginia Medical School in Norfolk, Virginia in order to obtain human urine samples from pregnant women for our clinical trials. There can be no assurance we will receive IRB approval from these medical institutions. If we are not able to obtain IRB approval, we will not be able to perform the required clinical studies to develop our Tr-DNA technology. Even if we obtain IRB approval, we may not be able to satisfy certain performance milestones required to continue our clinical studies. These performance milestones include:

     o the presence of sufficient Tr-DNA of fetal origin during first trimester of pregnancy to perform genetic testing;

     o our ability to reliably harvest Tr-DNA of fetal origin from random maternal urine collection;

     o developing a method with sufficient sensitivity to provide a reliable "negative" result; and

     o    developing a method with an acceptable false positive rate.


IF OUR CLINICAL STUDIES DO NOT PROVE THE SUPERIORITY OF OUR TECHNOLOGIES, WE MAY NEVER SELL OUR PRODUCTS AND SERVICES.

     The results of our clinical studies may not show that tests using our Tr-DNA technology are superior to existing testing methods. In that event, we will have to devote significant financial and other resources to further research and development, and commercialization of tests using our technologies will be delayed or may never occur. Our earlier clinical studies were small and included samples from high-risk patients. The results from these earlier studies may not be representative of the results we obtain from any future studies, including our next two clinical studies, which will include substantially more samples and a larger percentage of normal-risk patients.

OUR INABILITY TO ESTABLISH STRONG BUSINESS RELATIONSHIPS WITH LEADING CLINICAL REFERENCE LABORATORIES TO PERFORM TR-DNA TESTS USING OUR TECHNOLOGIES WILL LIMIT OUR REVENUE GROWTH.

     A key step in our strategy is to sell diagnostic products that use our proprietary technologies to leading clinical reference laboratories that will perform Tr-DNA tests. We currently have no business relationships with these laboratories and have limited experience in establishing these business relationships. If we are unable to establish these business relationships, we will have limited ability to obtain revenues beyond revenue we can generate from our limited in-house capacity to process tests.

OUR FAILURE TO CONVINCE MEDICAL PRACTITIONERS TO ORDER TESTS USING OUR TECHNOLOGIES WILL LIMIT OUR REVENUE AND PROFITABILITY.

     If we fail to convince medical practitioners to order tests using our technologies, we will not be able to sell our products or license our technologies in sufficient volume for us to become profitable. We will need to make leading physicians aware of the benefits of tests using our technologies through published papers, presentations at scientific conferences and favorable results from our clinical studies. Our failure to be successful in these efforts would make it difficult for us to convince medical practitioners to order Tr-DNA tests for their patients.

IF WE LOSE KEY EMPLOYEES AND CONSULTANTS OR ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED PERSONNEL, OUR BUSINESS COULD SUFFER

     Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel. We are highly dependent on our management and scientific staff, including Dr. V. Randy White, Dr. Samuil Umansky and Dr. Hovsep Melkonyan. Dr. White has been critical to the development of our business through his knowledge of the industry and his industry contacts. Drs. Umansky and Melkonyan have been critical to the development of our Tr-DNA technology. The loss of the services of any of Drs. White, Umansky and Melkonyan could have a material adverse effect on our operations. Although we have entered into employment arrangements or agreements with each of Drs. White, Umansky and Melkonyan, any of them may terminate his employment arrangement with us at any time on short notice. Accordingly, there can be no assurance that these employees will remain associated with us. The efforts of these persons will be critical to us as we continue to develop our business and technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

     Our planned activities may require additional expertise in areas such as pre clinical testing, clinical trial management, regulatory affairs, manufacturing and marketing. Such activities may require the addition of new personnel and the development of additional expertise by existing management personnel. We face intense competition for such personnel from other companies, academic institutions, government entities and other organizations, and there can be no assurance that we will be successful in hiring or retaining qualified personnel. Our inability to develop additional expertise or to hire and retain such qualified personnel could have a material adverse effect on our operations.

IF WE ARE UNABLE TO MANAGE OUR ANTICIPATED GROWTH, WE MAY NOT BE ABLE TO DEVELOP OUR BUSINESS.

     Our ability to develop our business requires an effective planning and management process. We have 9 full-time and 3 part-time employees, as of May 16, 2005, and will need to hire additional employees in the near term. If we fail to identify, attract, retain and motivate highly skilled personnel, we may be unable to continue our development and commercialization activities.

     We expect that our anticipated future growth will place a significant strain on our management, systems and resources. To manage the anticipated growth of our operations, we will need to increase management resources and implement new financial and management controls, reporting systems and procedures. If we are unable to manage our growth, we maybe unable to execute our business strategy.

IF WE DO NOT RECEIVE REGULATORY APPROVALS, WE WILL NOT BE ABLE TO DEVELOP AND COMMERCIALIZE THE TR-DNA TECHNOLOGY.

     We need FDA approval to market products based on the Tr-DNA technology for diagnostic uses in the United States and approvals from foreign regulatory authorities to market products based on the Tr-DNA technology outside the United States. If we fail to obtain regulatory approval for the marketing of products based on the Tr-DNA technology, we will be unable to sell such products and will not be able to sustain operations.

     The regulatory review and approval process, which may include evaluation of preclinical studies and clinical trials of products based on the Tr-DNA technology, as well as the evaluation of manufacturing processes and contract manufacturers' facilities, is lengthy, expensive and uncertain. Securing regulatory approval for products based upon the Tr-DNA technology may require the submission of extensive preclinical and clinical data and supporting information to regulatory authorities to establish such products' safety and effectiveness for each indication. We have limited experience in filing and pursuing applications necessary to gain regulatory approvals.

     Regulatory authorities generally have substantial discretion in the approval process and may either refuse to accept an application, or may decide after review of an application that the data submitted is insufficient to allow approval of any product based upon the Tr-DNA technology. If regulatory authorities do not accept or approve our applications, they may require that we conduct additional clinical, preclinical or manufacturing studies and submit that data before regulatory authorities will reconsider such application. We may need to expend substantial resources to conduct further studies to obtain data that regulatory authorities believe is sufficient. Depending on the extent of these studies, approval of applications may be delayed by several years, or may require us to expend more resources than we may have available. It is also possible that additional studies may not suffice to make applications approvable. If any of these outcomes occur, we may be forced to abandon our applications for approval, which might cause us to cease operations.

WE MAY FACE SIGNIFICANT COMPETITION FROM LARGE BIOTECHNOLOGY, MEDICAL DIAGNOSTIC AND OTHER COMPANIES WHICH COULD HARM OUR BUSINESS.

     The medical diagnostic industry is intensely competitive and characterized by rapid technological progress. In each of our potential product areas, we face significant competition from large biotechnology, medical diagnostic and other companies. Most of these companies have substantially greater capital resources, research and development staffs, facilities and experience at conducting clinical trials and obtaining regulatory approvals. In addition, many of these companies have greater experience and expertise in developing and commercializing products.

     Since the Tr-DNA technology is under development, we cannot predict the relative competitive position of any product based upon the Tr-DNA technology. However, we expect that the following factors will determine our ability to compete effectively: safety and efficacy; product price; turnaround time; ease of administration; performance; reimbursement; and marketing and sales capability.

     We believe that many of our competitors spend significantly more on research and development-related activities than we do. Our competitors may discover new diagnostic tools or develop existing technologies to compete with the Tr-DNA technology. Our commercial opportunities will be reduced or eliminated if these competing products are more effective, are more convenient or are less expensive than our products.

CHANGES  IN  HEALTHCARE  POLICY  COULD  SUBJECT  US  TO  ADDITIONAL   REGULATORY
REQUIREMENTS THAT MAY DELAY THE COMMERCIALIZATION OF OUR TESTS AND INCREASE OUR COSTS.

     Healthcare policy has been a subject of discussion in the executive and legislative branches of the federal and many state governments. We have developed a staged commercialization strategy for our Tr-DNA tests based on existing healthcare policies. Changes in healthcare policy, if implemented, could substantially delay the use of our tests, increase costs, and divert management's attention. We cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

REIMBURSEMENT   MAY  NOT  BE  AVAILABLE  FOR  PRODUCTS  BASED  UPON  THE  TR-DNA
TECHNOLOGY, WHICH COULD IMPACT OUR ABILITY TO ACHIEVE PROFITABILITY.

     Market acceptance, sales of products based upon the Tr-DNA technology and our profitability may depend on reimbursement policies and health care reform measures. The levels at which government authorities and third-party payors, such as private health insurers and health maintenance organizations, may reimburse the price patients pay for such products could affect whether we are able to commercialize our products. We cannot be sure that reimbursement in the U.S. or elsewhere will be available for any of our products in the future. If reimbursement is not available or is limited, we may not be able to commercialize our products.

WE WILL NEED TO DEVELOP STRATEGIC PARTNERSHIPS TO MARKET AND COMMERCIALIZE PRODUCTS BASED UPON THE TR-DNA TECHNOLOGY

     We currently intend to develop strategic commercial partnerships to market any future diagnostic products through third parties and will need to enter into marketing arrangements with them. We may not be able to enter into marketing arrangements with third parties on favorable terms, or at all. In the event that we are unable to enter into marketing arrangements for products based upon the Tr-DNA technology, we may not be able to develop an effective sales force to successfully commercialize our products. If we fail to enter into marketing arrangements for our future products and are unable to develop an effective sales force, our revenues will be severely limited.

OTHER COMPANIES MAY DEVELOP AND MARKET METHODS FOR PRE-NATAL TESTING, WHICH MAY MAKE OUR TECHNOLOGIES LESS COMPETITIVE, OR EVEN OBSOLETE.

     The market for pre-natal testing is large and has attracted competitors, some of which have significantly greater resources than we have. In the United States alone, there are approximately 6.2 million pregnancies a year.

     Currently, we face competition from alternative procedure-based detection technologies such as triple-screen, quad-screen, ultrasound imaging, chorionic villus sampling and amniocentesis. We may be unable to compete effectively against these competitive technologies either because the test is superior or because they are more established, physicians have more experience with them or patients are better educated about them.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY EFFECTIVELY, WE MAY BE UNABLE TO PREVENT THIRD PARTIES FROM USING OUR TECHNOLOGIES, WHICH WOULD IMPAIR OUR COMPETITIVE ADVANTAGE.

     We rely on patent protection as well as a combination of trademark, copyright and trade secret protection, and other contractual restrictions to protect our proprietary technologies, all of which provide limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we fail to protect our intellectual property, we will be unable to prevent third parties from using our technologies and they will be able to compete more effectively against us.

     We cannot assure you that any of our currently pending or future patent applications will result in issued patents, or that any patents issued to us will not be challenged, invalidated or held unenforceable. We cannot guarantee you that we will be successful in defending challenges made in connection with our patents and patent applications.

     In addition to our patents, we rely on contractual restrictions to protect our proprietary technology. We require our employees and third parties to sign confidentiality agreements and employees to also sign agreements assigning to us all intellectual property arising from their work for us. Nevertheless, we cannot guarantee that these measures will be effective in protecting our intellectual property rights.

WE CANNOT GUARANTEE YOU THAT THE PATENTS ISSUED TO US WILL BE BROAD ENOUGH TO PROVIDE ANY MEANINGFUL PROTECTION NOR CAN WE ASSURE YOU THAT ONE OF OUR COMPETITORS MAY NOT DEVELOP MORE EFFECTIVE TECHNOLOGIES, DESIGNS OR METHODS WITHOUT INFRINGING OUR INTELLECTUAL PROPERTY RIGHTS OR THAT ONE OF OUR COMPETITORS MIGHT NOT DESIGN AROUND OUR PROPRIETARY TECHNOLOGIES.

     If we are not able to protect our proprietary technology, trade secrets and know-how, our competitors may use our inventions to develop competing products. We own certain patents relating to the Tr-DNA technology. However, these patents may not protect us against our competitors, and patent litigation is very expensive. We may not have sufficient cash available to pursue any patent litigation to its conclusion because currently we do not generate revenues.

     We cannot rely solely on our current patents to be successful. The standards that the U.S. Patent and Trademark Office and foreign patent offices use to grant patents, and the standards that U.S. and foreign courts use to interpret patents, are not the same and are not always applied predictably or uniformly and can change, particularly as new technologies develop. As such, the degree of patent protection obtained in the U.S. may differ substantially from that obtained in various foreign countries. In some instances, patents have issued in the U.S. while substantially less or no protection has been obtained in Europe or other countries.

     We cannot be certain of the level of protection, if any, that will be provided by our patents if we attempt to enforce them and they are challenged in court where our competitors may raise defenses such as invalidity, unenforceability or possession of a valid license. In addition, the type and extent of any patent claims that may be issued to us in the future are uncertain. Any patents which are issued may not contain claims that will permit us to stop competitors from using similar technology.

WE MAY INCUR SUBSTANTIAL COSTS TO PROTECT AND ENFORCE OUR PATENTS.

     In order to protect or enforce our patent rights, we may initiate actions against third parties. Any actions regarding patents could be costly and time-consuming, and divert our management and key personnel from our business. Additionally, they could put our patents at risk of being invalidated or interpreted narrowly.

WE MAY BE SUBJECT TO SUBSTANTIAL COSTS AND LIABILITY OR BE PREVENTED FROM SELLING OUR DIAGNOSTIC TESTS AS A RESULT OF LITIGATION OR OTHER PROCEEDINGS RELATING TO PATENT RIGHTS.

     Third parties may assert infringement or other intellectual property claims against us. Because patent applications in the United States are maintained in secrecy until a patent issues, others may have filed patent applications for technology covered by our pending applications. There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. Even if third-party claims are without merit, defending a lawsuit may result in substantial expense to us and may divert the attention of management and key personnel. In addition, we cannot assure you that we would prevail in any of these suits or that the damages or other remedies if any, awarded against us would not be substantial. Claims of intellectual property infringement may require us to enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. We may also become subject to injunctions against the further development and use of our technology, which would have a material adverse effect on our business, financial condition and results of operations.

     Also, patents and applications owned by us may become the subject of interference proceedings in the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, as well as a possible adverse decision as to the priority of invention of the patent or patent application involved. An adverse decision in an interference proceeding may result in the loss or rights under a patent or patent application subject to such a proceeding.

THE FOLLOWING RISKS RELATE PRINCIPALLY TO OUR COMMON STOCK AND ITS MARKET VALUE:

THERE IS A LIMITED MARKET FOR OUR COMMON STOCK.

     Our common stock is quoted on the OTC Bulletin Board under the symbol "XNOM.OB." There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

OUR STOCK PRICE MAY BE VOLATILE.

     The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

     o technological innovations or new products and services by us or our competitors;
     o    clinical  trial  results  relating  to  our  tests  or  those  of  our competitors;
     o    reimbursement   decisions   by  Medicare   and  other   managed   care
          organizations;
     o    FDA regulation of our products and services;
     o    the   establishment   of   partnerships   with   clinical    reference
          laboratories;
     o    health care legislation;
     o    intellectual property disputes;
     o    additions or departures of key personnel;
     o    sales of our common stock
     o    our  ability  to  integrate  operations,   technology,   products  and
          services;
     o    our ability to execute our business plan;
     o    operating results below expectations;
     o    loss of any strategic relationship;
     o    industry developments;
     o    economic and other external factors; and
     o    period-to-period fluctuations in our financial results.


     Because we are a development stage company with no revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

     In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the our common stock.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

     We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

OUR COMMON STOCK MAY BE DEEMED PENNY STOCK WITH A LIMITED TRADING MARKET.

     Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We entered into a lease for separate office space in New York, New York directly from the unaffiliated landlord for September 2004 occupancy. The space is approximately 2,000 square feet and the lease is for seven years ending September 30, 2011. In addition, we have leased a laboratory facility of approximately 3,700 sq. ft. in Monmouth Junction, New Jersey. We believe that these facilities, together with laboratory facilities provided to SpaXen by INMI, will be adequate for our anticipated level of activity.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the three months ended January 31, 2005.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been quoted on the OTC Bulletin Board under the symbol "XNOM.OB" since July 27, 2004. Prior to such date, our common stock was quoted on the OTC Bulletin Board under the symbol "UKAR.OB" but never traded. The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

2004                                    HIGH                            LOW
                                        ----                            ---
Fourth Quarter                         $4.35                           $3.65
Third Quarter                           3.80                            2.75

NUMBER OF STOCKHOLDERS

     As of May 16, 2005, there were 151 holders of record of our common stock.

DIVIDEND POLICY

         Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements starting on page F-1 of this Annual Report on Form 10-KSB. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties.

OVERVIEW
--------

We are a development stage molecular diagnostic company that focuses on the development of DNA-based tests using Tr-DNA. Tr-DNA's are fragments of DNA derived from dying cells inside the body compartment. The intact DNA is fragmented in these dying cells, appears in the blood stream and these fragments have been shown to cross the kidney barrier and can be detected in urine. Because Tr-DNA originates inside the body, using a safe and simple urine collection, we believe our patented technology can be applied to a broad range of testing including: prenatal testing, tumor detection and monitoring, tissue transplantation, infectious disease, forensic identification, drug development and bio-terrorism. In March 2004, we organized a joint venture with the Spallanzani National Institute for Infectious Diseases (Instituto Nazionale per le Malattie Infettive) in Rome, Italy, in the form of a new R&D company called SpaXen Italia, S.R.L, or SpaXen, which will conduct research and development on non-invasive diagnostic tests for infectious disease using Tr-DNA methodology.

HISTORY
-------

We were incorporated in the State of Florida on April 26, 2002. On July 2, 2004, we acquired Xenomics, an unaffiliated California corporation ("Xenomics Sub") by issuing 2,258,001 shares of our common stock to Xenomics Subs' five shareholders in exchange for all outstanding shares of Xenomics Sub stock (the "Exchange"). The Exchange was made according to the terms of a Securities Exchange Agreement dated May 18, 2004. As part of the Exchange, we:

     o redeemed 1,971,734 pre-split shares (the equivalent of 218,862,474 post-split shares) from Panetta Partners Ltd., a principal shareholder at the time, for $500,000 or $0.0023 per share.

     o amended our articles of incorporation to change our corporate name to "Xenomics, Inc." and to split our stock outstanding prior to the redemption 111 for 1 (effective July 26, 2004).

     o entered into employment agreements with two of the former Xenomics Sub shareholders and a consulting agreement with one of the former Xenomics Sub shareholders.

     o entered into a Voting Agreement with certain investors, the former Xenomics Sub shareholders and certain principal shareholders.

     o entered into a Technology Acquisition Agreement with the former Xenomics Sub shareholders under which we granted an option to the former Xenomics Sub holders to acquire Xenomics Sub technology if we fail to apply at least 50% of the net proceeds of financing we raise to the development of Xenomics Sub technology during the period ending July 1, 2006 in exchange for all of our shares and share equivalents held by the former Xenomics Sub holders at the time such option is exercised.

BUSINESS COMBINATION
--------------------

Our consolidated financial statements include the results of Xenomics, Inc. a Florida corporation and our wholly owned subsidiary Xenomics Sub formed on August 4, 1999. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", the acquiring entity, for purposes of applying purchase accounting to record the transaction concluded on July 2, 2004 and presenting our predecessor financial statements, was determined to be Xenomics Sub. Thus the financial results of Xenomics, Inc., the stand alone Florida parent corporation, are included in the consolidated financial statements only since July 2, 2004 and our inception date is August 4, 1999.

Since inception on August 4, 1999 through January 31, 2005, we have sustained cumulative net losses of $3,426,606. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through January 31, 2005, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial products and we do not expect to have any for the foreseeable future. Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net cash inflows from any products developed may take several years to achieve.

RESULTS OF OPERATIONS
---------------------

YEARS ENDED JANUARY 31, 2005 AND 2004.
--------------------------------------

     We had no revenues during the years ended January 31, 2005 and 2004 because we do not have any commercial products and we do not expect to have any for the foreseeable future.

     Operating expenses increased to $3,342,027 during the year ended January 31, 2005 from $521 for the same period in 2004. This increase was primarily the result of the business combination with Xenomics Sub discussed elsewhere in this report. During the year ended January 31, 2005, we incurred directors and officer's liability insurance expense, higher payroll and consulting expenses and increased rent expenses as we entered into leases for our corporate headquarters in New York and laboratory space in New Jersey and increased legal, travel and office expenses.

     Other income consisted of interest income of $6,009 during the year ended January 31, 2005 as compared to in same period in 2004.

     Net loss for the year ended January 31, 2005 was $3,336,018 compared to a loss of $521 for the same period in 2004. The increase in the net loss in 2005 is the result of higher operating expenses as described above.

PLAN OF OPERATIONS
------------------

     We plan to devote significant financial and other resources to further research and development, and commercialize tests using our Tr-DNA technology. Our initial focus is on two key applications: prenatal genetic testing and infectious disease detection. If developed, we intend to sell these products to independent clinical laboratories and hospital laboratories approved for performance of high-complexity tests. We have completed our proof of principle studies in these two key areas and must now validate these findings in human clinical samples. It is expected that the next phase of product development will last throughout the 2006 fiscal year. The next phase requires that we gain access to clinical samples pertinent to each product focus. We have executed research contracts with North Shore - Long Island Jewish (LIJ) Health System in Lake Success, New York and Eastern Virginia Medical School in Norfolk, Virginia. These research contracts are subject to approval by the medical institutions respective IRB's which oversee the conduct of all studies involving human subjects. There can be no assurance that our applications will be approved by the respective IRB's. Because these studies are overseen by the respective IRB's, they can be terminated for safety and efficacy issues. If we do not gain access to human clinical samples, or do not complete the studies, this will prevent us from developing FDA approved products and will severely limit our ability to generate revenue through product sales.

     We intend to develop our infectious disease applications at SpaXen, our joint venture with INMI located in Rome Italy. Under the terms of our agreement with INMI, INMI provides laboratory space to SpaXen and financial support in the form of chemicals and scientific personnel to work on applications of the Tr-DNA technology for a broad variety of infectious diseases. The Spallanzani Institute is a large AIDS treatment center and provides patient care to 4,000 infected patients. The SpaXen joint venture provides access to needed human clinical samples for development of our HIV and TB products. If our agreement with INMI is terminated, we may not be able to gain access to needed human clinical samples which will prevent us from developing FDA approved products and will severely limit our ability to generate revenue through product sales.

     Our plan of operation is to continue our product development in the two focus areas of prenatal genetic testing and infectious disease detection with a goal toward eventually bringing FDA approved products to market. Because cancer detection and monitoring studies are long and expensive, we are actively seeking academic-based researchers who are funded to perform evaluations of new cutting-edge technologies. In this way we expect to progress our understanding of cancer detection and monitoring with little or no cost to us. Because organ transplant monitoring is not truly "diagnostic," in the next fiscal year we will begin to explore licensing arrangements with drug companies who manufacture the immune-suppression drugs used to prevent organ rejection. If we can conclude a license agreement, this may provide an early source of revenue for us. However, there can be no assurance that appropriate strategic partnership or licensing arrangements will be completed in either of these areas.

     We expect it will take 2 to 3 years for our first product to be commercialized. During the second half of 2006, with the addition of appropriate regulatory personnel, we intend to create a good manufacturing practice, or GMP, compliant manufacturing facility. At the same time, we must adopt the FDA Quality System Regulations (QSR) system of documentation. In most cases, we expect to purchase bulk quantities of specified raw materials and reagents from qualified vendors. In some cases, we may synthesize certain materials and reagents. We expect our manufacturing facility to use bulk materials to assemble reagent sets, perform quality control testing and package the reagent sets for shipping and distribution Because we do not have manufacturing experience, we may not be able to establish a GMP compliant facility or develop reproducible and effective manufacturing processes at a reasonable cost. In such event, we will have to rely on third party manufacturers whose availability and cost is presently unclear.

     We entered into a lease for corporate office space in New York City comprising approximately 2,000 square feet, for seven years ending September 30, 2011. In addition, we have leased a laboratory facility of approximately 3,700 sq. ft. in Monmouth Junction, New Jersey. We believe that these facilities, together with laboratory facilities provided to SpaXen by INMI, will be adequate for our anticipated level of activity during fiscal year 2006.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

     As of January 31, 2005 we had $3,226,965 in cash and cash equivalents, compared to $339 as of January 31, 2004. On July 2, 2004 we completed a private placement of 2,645,210 shares of our common stock for aggregate proceeds of $2,512,950, or $0.95 per share. The sale was made to 17 accredited investors directly by us without any general solicitation or broker and thus no finder's fees were paid.

     On January 28, 2005, we closed the first traunche of a private placement in which we sold 1,470,718 shares of common stock and 367,681 warrants to certain investors (the "Investors"). The securities were sold as a unit (the "Units") at a price of $1.95 per Unit for aggregate proceeds of approximately $2.9 million. Each Unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock. The warrants are immediately exercisable at $2.95 per share and are exercisable at any time within five years from the date of issuance. We paid an aggregate $193,438 and issued an aggregate 123,659 warrants to purchase common stock to various selling agents. In addition, we issued an aggregate 24,461 shares of common stock to certain of such selling agents, in lieu of cash. The warrants are immediately exercisable at $2.15 per share and will expire five years after issuance. On April 7, 2005, we closed the second traunche of the private placement and sold 1,515,384 shares of common stock and 378,846 warrants to certain additional Investors for aggregate proceeds of approximately $2.95 million. We paid an aggregate $236,400 and issued an aggregate 121,231 warrants to purchase common stock to Axiom Capital Management who acted as the selling agent. The warrants are immediately exercisable at $2.15 per share and will expire five years after issuance.

     In connection with the offer and sale of securities to the Investors we also entered into a Registration Rights Agreement, dated as of January 28, 2005, with the Investors pursuant to which we agreed to file, within 120 days after the closing, a registration statement covering the resale of the shares of common stock sold to the Investors and the shares of common stock issuable upon exercise of the Warrants issued to the Investors.

     On September 15, 2004 we entered into a seven year lease for our corporate headquarters in New York City comprising 1,963 square feet with an approximate fixed rent of $75,000 per year through 2011. On July 7, 2004, we entered into a two year lease for our laboratory in New Jersey comprising 3,698 square feet with an approximate fixed rent of $7,400 per month through 2006.

     Our  working  capital   requirements  will  depend  upon  numerous  factors
including but not limited to the nature, cost and timing of: product development; pre-clinical and clinical testing; obtaining regulatory approvals; technological advances and our ability to establish collaborative arrangements with research organizations and individuals needed to commercialize our products. Our capital resources will be focused primarily on the clinical development and regulatory approval of our Tr-DNA technology. We expect that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. We will be required to raise additional capital to complete the development and commercialization of our current product candidates.

OFF-BALANCE SHEET ARRANGEMENTS

     We had no off-balance sheet arrangements as of January 31, 2005.

CONTRACTUAL OBLIGATIONS AND COMMITTMENTS

     The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of January 31, 2005, and is based on information appearing in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-KSB:

                                                         Less than          1-2           3-5      More than
                                              Total         1 Year        Years         Years        5 Years
                                              -----         ------        -----         -----       --------
Operating Leases                         $  649,303       $160,878     $200,383      $234,249       $ 53,793
Employment and Consulting Agreements      1,728,375        700,000      700,000       328,375             --
                                         ----------       --------     --------      --------       --------

Total obligations                        $2,377,678       $860,878     $900,383      $562,624       $ 53,793
                                         ==========       ========     ========      ========       ========


CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Note 3 of the notes to our consolidated financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

     Accounting for Business Combinations - We have applied the Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" to the Exchange concluded on July 2, 2004. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" in its entirety. All business combinations in the scope of this Statement are now to be accounted for using only one method, the purchase method. The accompanying consolidated financial statements of our company which include the results of Xenomics, Inc. a Florida corporation and its wholly owned subsidiary Xenomics Sub have been prepared in accordance with SFAS No. 141 and we have determined that the acquiring entity was Xenomics Sub.

     Thus, while Xenomics, Inc. is the parent and registrant, the results of operations of Xenomics, Inc. are included in our consolidated statement of operations only since July 2, 2004 and our date of "inception" for accounting and reporting purposes is August 4, 1999, the date of incorporation of Xenomics Sub.

     Accounting for stock based compensation - We have adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As provided for by SFAS 123, we have also elected to continue to account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25")." Accordingly we have recorded no compensation expense to the extent of employee or director services rendered based on the intrinsic value of stock options granted under the plans during the years ended January 31, 2005 and 2004.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 and accordingly we have made prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     Research and development - we do not currently have any commercial molecular diagnostic products, and we do not expect to have such for several years, if at all and therefore all research and development costs are expensed as incurred. While certain of our research and development costs may have future benefits, our policy of expensing all research and development expenditures is predicated on the fact that we have no history of successful commercialization of molecular diagnostic products to base any estimate of the number of future periods that would be benefited. These include expenditures in connection with operating our in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of our proposed products, patent legal, filing and maintenance expenses, regulatory and scientific consulting fees as well as purchased in-process research and development.

     Specifically the fair value of the 2,258,001 common shares issued to former Xenomics Sub shareholders totaled $2,145,101 on July 2, 2004, the date of the business combination discussed above. The total consideration paid was allocated in full to Xenomics Sub research and development projects which had not yet reached technological feasibility and having no alternative use was charged to purchased in-process research and development expense during the year ended January 31, 2005.

ITEM 7. FINANCIAL STATEMENTS.

     The full text of our audited consolidated financial statements for the fiscal years ended January 31, 2005 and 2004 begins on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8A. CONTROLS AND PROCEDURES.

     Our Chief Executive Officer and Principal Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of January 31, 2005, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under.

     There has been no significant change in our internal controls over financial reporting that could significantly affect internal controls subsequent to October 31, 2004.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers and directors as of May 16, 2005:

         Name                                  Age       Positions
         L. David Tomei, Ph.D...............   60        Chairman of the Board, President , SpaXxen Italia, srl
         V. Randy White, Ph.D...............   58        Chief Executive Officer and Director
         Hovsep Melkonyan, Ph.D.............   53        Vice President, Research
         Bernard Denoyer....................   57        Vice President - Controller
         Samuil Umansky, M.D., Ph.D.........   63        President and Chief Scientific Officer and Director
         Christoph Bruening.................   37        Director
         Thomas Adams, Ph.D.................   62        Director
         Donald H. Picker, Ph.D.............   59        Director

L. DAVID TOMEI, PH.D. Dr. Tomei, one of our founders, has served as Chairman of the Board of Directors since July 2, 2004. In 1998, Dr. Tomei co-founded Xenomics, a California corporation (previously known as Diagen, Inc.) and was its Chairman until its acquisition by us on July 2, 2004. From August 1998 to January 1999, Dr. Tomei lectured as a Visiting Professor at the University of Rome, Italy. From September 1992 to July 1998, Dr. Tomei was a scientist with LXR Biotechnology, Inc., a company of which he was one of the founders. Dr. Tomei graduated from Canisius College (1968) and received his Master's of Science (1971) in Biochemistry, and Doctorate in Molecular Pharmacology (1974) from the Roswell Park Cancer Institute Division of SUNY. From 1973 to 1975, he headed the FMD virus vaccine R&D laboratory at the Plum Island Animal Disease Laboratory (USDA, ARS). Dr. Tomei was a scientist at Roswell Park and The Ohio State University Cancer Center through 1992. Dr. Tomei has published over 140 scientific papers, two books (Cold Spring Harbor Laboratory Press), and holds 16 U.S. patents in the fields of biotechnology and optical design and engineering. He organized the first International Conference on Apoptosis held at Cold Spring Harbor, 1991, and, together with Luc Montagnier, organized the First International Conference on Apoptosis and AIDS held in Paris, 1994.

V. RANDY WHITE, PH.D. Dr. White has served as our Chief Executive Officer since September 3, 2004 and a director since October 2004. From June 1, 2000 to December 31, 2002, Dr. White was the Chief Executive Officer of Nanogen, Inc. From September 1997 to June 2000, Dr. White was the Executive Vice President of Operations and Research and Development for American Medical Laboratories, Inc. From September 1975 to December 1992, Dr. White served in various capacities including Senior Vice President of Operation from 1985 to 1992 of National Health Laboratories Holdings Inc. Dr White earned a Ph.D. degree in Analytical Chemistry from the University of Houston in 1972 and completed a post-doctoral training program in Clinical Chemistry at Damon Medical Laboratories in Birmingham, Alabama in conjunction with the University of Alabama at Birmingham in 1973.

HOVSEP MELKONYAN, PH.D. Dr. Melkonyan has served as our Vice President, Research since July 2004. Dr. Melkonyan graduated from Yerevan State University (Armenia) in 1974 and received qualifications in two major subjects: physico-chemical structure of DNA molecules and kinetics of enzymatic reactions. He completed his Ph.D. program in 1981 at the Institute of Biological Physics, USSR Academy of Science ("IBP"). Following graduate school, in 1982 Dr. Melkonyan joined The Institute of Molecular Genetics of the Ministry of USSR Medical Industry. In 1993, Dr. Melkonyan moved to the U.S. and joined LXR Biotechnology, Inc. where he remained until 1999. Dr. Melkonyan was associated with Xenomics from 1999 until its acquisition by us on July 2, 2004.

SAMUIL R. UMANSKY, M.D., PH.D. Dr. Umansky, one of our founders, has served as our President, Chief Scientific Officer and Director since July 2, 2004. Dr. Umansky co-founded Xenomics with Dr. Tomei in 1998. From August 1997 to August 1999, Dr. Umansky was the Chief Scientific Officer of LXR Biotechnology, Inc. From January 1996 to 1997 he was LXR's Vice President of Molecular Pharmacology and prior thereto, he was LXR's Director of Cell Biology. Dr. Umansky graduated from Kiev Medical School (USSR) in 1964. In 1968 he received a Ph.D. and in 1975 a Dr.Sci. in radiobiology from IBP. From 1968 to 1993 Dr. Umansky was a professor at IBP. He was among the very first scientists to begin studies of apoptosis, or programmed cell death. He performed pioneering studies on DNA degradation in dying cells and proposed a hypothesis on the existence of a genetic cell death program, its evolutionary origin and role in carcinogenesis, concepts that more recently have become widely accepted. In 1987, for achievements on the investigation of radiation induced cell death, Dr. Umansky was awarded the Soviet State Prize, the highest scientific honor awarded to a scientist in the Soviet Union. He is a co-founder of the USSR Radiobiological Society.

BERNARD DENOYER, CPA. Mr. Denoyer has served as our Vice President and Controller since February 2005. Since January 2004, Mr. Denoyer has also served as Vice President, Finance for Callisto Pharmaceuticals, Inc., a public biotechnology company. From July 2003 to December 2003, Mr. Denoyer served as an independent consultant to Callisto providing interim CFO services. In addition, Mr. Denoyer provided interim CFO and other services to emerging technology companies, principally portfolio companies of Marsh & McLennan Capital, LLC, from October 2000 to December 2003. From October 1994 until September 2000, Mr. Denoyer served as Chief Financial Officer and Senior Vice President at META Group, Inc., a public information technology research company and was instrumental in their 1995 IPO. From 1990 to 1994 Mr. Denoyer served as Vice President, Finance for Environetics, Inc. a biopharmaceutical water diagnostic business acquired by IDEXX Laboratories in 1993. He earned his CPA with Ernst & Young, has a B.A. in Economics from Fairfield University and an MBA in Finance with honors from the Columbia Business School

CHRISTOPH BRUENING Mr. Bruening has been a director of our company since February 2004 and has served as our President, Secretary and Treasurer from February 2004 to March 2005. Mr. Bruening has served as a Director of Callisto Pharmaceuticals, Inc. since May 2003. Mr. Bruening organized Value Relations GmbH, a full service investor relations firm operating in Frankfurt, Germany in 1999 and currently serves as its Managing Partner. From 1998 to 1999, Mr. Bruening served as a funds manager and Director of Asset Management for Value Management and Research AG, a private investment fund and funds manager in Germany. From 1997 to 1998, Mr. Bruening was a financial analyst and Head of Research for Value Research GmbH. On February 26, 2004. In addition, Mr. Bruening is currently a member of the advisory board of Clarity AG.


THOMAS ADAMS, PH.D. Dr. Adams has served as a director since October 2004. Dr. Adams is the founder and Chairman Emeritus of Genta, Inc., a publicly held biotechnology company in the field of antisense technology, and, since September 1998, has been chairman of the board of directors and Chief Executive Officer of Leucadia Technologies, a privately held company in the field of medical devices. From 1989 to 1997, Dr. Adams served as Chief Executive Officer of Genta, Inc. In 1984, Dr. Adams founded Gen-Probe, Inc., a publicly held company that develops and manufactures diagnostic products, and served as its Chief Executive Officer and Chairman until its acquisition by Chugai Biopharmaceuticals, Inc. in 1989.
From 1980 to 1984, Dr. Adams was Senior Vice President of Research and Development at Hybritech, which was later acquired by Eli Lilly and Company in 1986. Dr. Adams has also held management positions at Technicon Instruments and the Hyland Division of Baxter Travenol, and served as a director of Biosite Diagnostics, Inc., a publicly held medical research firm, from 1989 to 1998. In addition, Dr. Adams served as a director of XiFin, Inc., a privately held application service provider focusing on the financial management needs of laboratories, and Bio-Mems, a privately held company. Dr. Adams is a director of La Jolla Pharmaceutical Company. Dr. Adams holds a Ph.D. in Biochemistry from the University of California at Riverside.

DONALD H. PICKER, PH.D. Dr. Picker was appointed a director of the Company on July 2, 2004. He has served as Executive Vice President, R&D of Callisto Pharmaceuticals, Inc. since April 2004. From May 2003 until April 2004, Dr. Picker served as Senior Vice President, Drug Development of Callisto. Dr. Picker was Chief Executive Officer and President of Synergy Pharmaceuticals Inc. and a member of its board of directors from 1998 to April 2003. From 1996 to 1998, Dr. Picker was President and Chief Operating Officer of LXR Biotechnology Inc. From 1991 to 1996, he was Senior Vice President of Research and Development at Genta Inc.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     During fiscal 2004, our common stock was not registered under Section 12 of the Securities Exchange Act of 1934, as amended, and therefore our executive officers, directors and ten percent or more beneficial holders of our common stock were not subject to Section 16(a).

CODE OF BUSINESS CONDUCT AND ETHICS

     We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees. A copy of this Code of Business Conduct and Ethics is filed as an exhibit to this annual report.

AUDIT COMMITTEE

     The audit committee's responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditors,
(iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors. The audit committee currently consists of Thomas Adams and Donald Picker. Our Board has determined that each of Mr. Adams and Mr. Picker is "independent" as that term is defined under applicable SEC rules. We currently do not have an audit committee financial expert serving on our audit committee. We expect to shortly appoint a director who qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B promulgated by the SEC.

COMPENSATION COMMITTEE

     We have a compensation committee consisting of Thomas Adams and Donald Picker. The compensation committee reviews, and makes recommendations to the board of directors regarding, the compensation and benefits of our chief executive officer and other executive officers. The compensation committee also administers the issuance of stock options and other awards under our stock plan and establishes and reviews policies relating to the compensation and benefits of our employees.

ITEM 10. EXECUTIVE COMPENSATION.

     The following summary compensation table sets forth certain information concerning compensation paid to our Chief Executive Officer and our four most highly paid executive officers (the "Named Executive Officers") whose total annual salary and bonus for services rendered in all capacities for the year ended January 31, 2005 was $100,000 or more.

                                    Summary Compensation Table

                                            Annual Compensation
 Name and Principal                Year                             Other Annual
    Position                                 Salary       Bonus     Compensation
                                               ($)         ($)           ($)
L. David Tomei, Ph.D.
Chairman                           2005      58,333           -               -
V. Randy White,  Ph.D,  Chief
Executive Officer                  2005      62,019           -               -
Samuil    R.Umansky,    M.D.,
Ph.D, President                    2005      83,461           -               -
Hovsep Melkonyan,  Ph.D, Vice
President, Research                2005      69,153           -               -

Option Grants in Fiscal Year 2005

     The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the fiscal year ended January 31, 2005.

                                               Number of Shares      Percent of Total Options
                                              Underlying Options      Granted to Employees in     Exercise Price     Expiration
            Name                                   Granted                    2005                   Per Share          Date
L. David Tomei, Ph.D. Chairman                    1,012,500                   18.6%                   $1.25           6/24/2014
V. Randy White, Ph.D,
  Chief Executive Officer                         1,425,000                   26.2%                   $2.25           9/13/2014
Samuil R.Umansky, M.D., Ph.D, President           1,012,500                   18.6%                   $1.25           6/24/2014
Hovsep Melkonyan, Ph.D, Vice President,
  Research                                         675,000                    12.4%                   $1.25           6/24/2014


Aggregated Option Exercises in Fiscal Year 2005 and Year End Option Values

     The following table provides certain information with respect to the Named Executive Officers concerning the exercise of stock options during the fiscal year ended January 31, 2005 and the value of unexercised stock options held as of such date.

                                           Number of Shares Underlying Options at         Value of Unexercised In the Money
                                                       January 31, 2005                      Options at January 31, 2005
                  Name                      Exercisable            Unexercisable          Exercisable         Unexercisable
                                                                                                                   (1)
L. David Tomei, Ph.D. Chairman                                        1,012,500                                 $2,784,375
V. Randy White, Ph.D,
  Chief Executive Officer                                             1,425,000                                 $2,493,750
Samuil R.Umansky, M.D., Ph.D, President                               1,012,500                                 $2,784,375
Hovsep Melkonyan, Ph.D, Vice President,
  Research                                                             675,000                                  $1,856,250

During the fiscal year ended January 31, 2005, no options were exercised.

(1) Amounts calculated by subtracting the exercise price of the options from the market value of the underlying common stock using the closing price on the OTC Bulletin Board of $4.00 per share on January 31, 2005.

EMPLOYMENT AGREEMENTS

     On February 14, 2005, we entered into an employment agreement with Bernard Denoyer, pursuant to which Mr. Denoyer will serve as our Vice
President-Controller for period of 1 year commencing February 14, 2005. The agreement is automatically renewed for successive 1 year periods until written notice not to renew is delivered by either us or Mr. Denoyer. Mr. Denoyer's salary is $60,000 per year. In connection with the employment agreement, Mr. Denoyer received a grant of 75,000 incentive stock options pursuant to our stock option plan with an exercise price of $2.50 per share. Such options will vest at the rate of 25,000 per year for a period of three years beginning on January 14, 2006.

     On July 2, 2004, we entered into an employment agreement with Samuil Umansky, Ph.D., pursuant to which Dr. Umansky serves as our President and Chief Scientific Officer. Dr. Umansky's employment agreement is for a term of 36 months beginning June 24, 2004 and is automatically renewable for successive one year periods at the end of the term. Dr. Umansky's salary is $175,000 per year and he is eligible to receive a cash bonus of up to 50% of his salary per year. In connection with the employment agreement, Dr. Umansky received a grant of 1,012,500 stock options which vest in annual installments of 253,125, 303,750 and 455,625 and are exercisable at $1.25 per share.

     On July 2, 2004, we entered into an employment agreement with Hovsep Melkonyan, Ph.D., pursuant to which Dr. Melkonyan serves as Vice President, Research for a term of 36 months beginning June 24, 2004, which is automatically renewable for successive one year periods at the end of the term. Dr. Melkonyan's salary is $135,000 per year and he is eligible to receive a cash bonus of up to 50% of his salary per year. In connection with the employment agreement, Dr. Melkonyan received a grant of 675,000 stock options which vest in annual installments of 168,750, 202,500 and 303,750 and are exercisable at $1.25 per share.

     On July 2, 2004, we entered into a consulting agreement with L. David Tomei, Ph.D., pursuant to which Dr. Tomei agreed to serve as Co-Chairman of our Board. Dr. Tomei's consulting agreement is for a term of 36 months beginning June 24, 2004 and is automatically renewable for successive one year periods at the end of the term. Dr. Tomei's annual consulting fee is $175,000 per year and he is eligible to receive cash bonuses upon the achievement of certain milestones. Dr. Tomei received a grant of 1,012,500 stock options which vest in annual installments of 253,125, 303,750 and 455,625 and are exercisable at $1.25 per share.

     On September 3, 2004, Dr. White and the Company entered into a letter agreement. Pursuant to the letter agreement, the Company will employ Dr. White as Chief Executive Officer for a period of 3 years commencing September 13, 2004. Dr. White will be paid an annual base salary of $215,000. We have agreed to rent for Dr. White's benefit a studio apartment in New York, New York.

     Dr. White was granted an aggregate 1,425,000 incentive stock options pursuant to our Plan with an exercise price of $2.25 per share. 300,000 of such options shall vest on the first anniversary of the date of the Letter Agreement, 350,000 of such options shall vest on the second anniversary of the date of the letter agreement and 400,000 of such options shall vest on the third anniversary of the date of the letter agreement (the "Sale Options"). The remaining 375,000 options shall vest in the event there is a sale of the Company for consideration equal to $15.00 per share or more.

     In the event there is a sale of the Company for consideration exceeding $9.25 per share, Dr. White shall be entitled to a cash bonus of $500,000 and all of his unvested Sale Options shall immediately vest. In the event there is a sale of the Company for consideration equal to $15.00 per share or more, Dr. White shall be entitled to a cash bonus of $750,000. In addition, at any time during the term of his employment, in the event the stock price of the common stock of the Company exceeds $9.25 per share for 60 consecutive trading days, all of Dr. White's unvested Sale Options shall immediately vest.

STOCK OPTION PLAN

     In June 2004 we adopted the Xenomics Stock Option Plan, as amended (the "Plan"). We rely on incentive compensation in the form of stock options to retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives to directors, executive officers employees and consultants, to encourage them to remain with us and to enable them to develop and maintain an ownership position in our common stock.

     The Plan authorizes the grant of stock options to directors, eligible employees, including executive officers and consultants. The value realizable from exercisable options is dependent upon the extent to which our performance is reflected in the value of our common stock at any particular point in time. Equity compensation in the form of stock options is designed to provide long-term incentives to directors, executive officers and other employees. We approve the granting of options in order to motivate these employees to maximize stockholder value. Generally, vesting for options granted under the Plan is determined at the time of grant, and options expire after a 10-year period. Options are granted at an excise price not less than the fair market value at the date of grant. As a result of this policy, directors, executives, employees and consultants are rewarded economically only to the extent that the stockholders also benefit through appreciation in the market. Options granted to employees are based on such factors as individual initiative, achievement and performance. In administering grants to executives, we evaluate each executive's total equity compensation package. We generally review the option holdings of each of the executive officers, including vesting and exercise price and the then current value of such unvested options. We consider equity compensation to be an integral part of a competitive executive compensation package and an important mechanism to align the interests of management with those of our stockholders.

     A total of 5,000,000 shares have been reserved for issuance under the Plan. As of January 31, 2005, options for 5,445,000 shares were outstanding under our Stock Option Plan. 445,000 of such options have been granted to subject to stockholder approval of an increase in the number of shares that can be granted under the plan. The options we grant under the Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The Plan is not a qualified deferred compensation plan under Section 401(a) of the Code, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

The following table summarizes information about our equity compensation plans as of January 31, 2005.

                                           EQUITY COMPENSATION PLAN INFORMATION

Plan Category                  Number of Shares of Common       Weighted-Average Exercise      Number of Options
-------------                  Stock to be Issued upon          Price of Outstanding           Remaining Available for
                               Exercise of Outstanding          Options                        Future Issuance Under
                               Options                                                         Equity Compensation Plans
                                                                                               (excluding securities
                                                                                               reflected in column (a))

                               (a)                              (b)                            (c)


Equity Compensation Plans      5,000,000                        $1.50                          0
Approved by Stockholders

Equity Compensation Plans      1,956,341                        $2.71                          n/a
Not Approved by
Stockholders
                               ---------                                                       --------
         Total                 6,956,341                        $1.84                          0
                               ---------                                                       --------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates beneficial ownership of our common stock as of May 16, 2005 by:

     o Each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock;

     o    Each of our executive officers and directors; and

     o    All of our executive officers and directors as a group.

Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless other indicated, the address of each beneficial owner listed below is c/o Xenomics, Inc., 420 Lexington Avenue, Suite 1701, New York, New York 10170.


                                                                                       Percentage of Shares
                Name of Beneficial Owner                Number of Shares              Beneficially Owned (1)
                ------------------------                ----------------              ----------------------
         Executive officers and directors:

         L. David Tomei                                   1,191,485 (2)                       6.2
            Chairman of the Board

         V. Randy White                                        0
            Chief Executive Officer
            and Director

         Bernard Denoyer                                       0
            Vice President, Controller

         Samuil Umansky                                   1,138,934 (3)                       5.9
            President, Chief Scientific Officer
            and Director

         Hovsep Melkonyan                                  517,553 (4)                        2.7
            Vice President, Research

         Christoph Bruening                                 115,000                            *
            Director

         Donald Picker                                      100,000 (5)                        *
           Director

         Thomas Adams                                          0
           Director

         All Directors and Executive Officers             2,462,972 (6)                      12.5
         as a group (8 persons)

         Other 5% Stockholders:
           Gabriele M. Cerrone                            1,181,358 (7)                       6.1


    * less than 1%

(1) Applicable percentage ownership as of May 16, 2005 is based upon 18,949,300 shares of common stock outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Under Rule 13d-3, shares issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges ("Purchase Rights") are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of such Purchase Rights, but not deemed outstanding for the purpose of calculating the percentage owned by any other person. "Beneficial ownership" under Rule 13d-3 includes all shares over which a person has sole or shared dispositive or voting power.

(2)  Includes 253,125 shares issuable upon exercise of stock options.

(3)  Includes 253,125 shares issuable upon exercise of stock options.

(4)  Includes 168,750 shares issuable upon exercise of stock options.

(5)  Includes 75,000 shares issuable upon exercise of stock options.

(6)  Include 750,000 shares issuable upon exercise of stock options.

(7) Consists of 262,500 shares issuable upon exercise of stock options owned by Gabriele M. Cerrone and 918,858 shares of Common Stock owned by Panetta Partners, Ltd.. Mr. Cerrone is the sole general partner of Panetta Partners, Ltd. and in such capacity only exercises voting and dispositive control over securities owned by Panetta. As such, Mr. Cerrone may be deemed, solely for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, to "beneficially" own securities in which he has no pecuniary interest and he therefore disclaims such beneficial interest.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As part of our acquisition of Xenomics and the completion of the private placement, we redeemed 1,971,734 pre-split shares (the equivalent of 218,862,474 post-split shares) from Panetta Partners Ltd., our then single largest shareholder, for $500,000. The principal purpose of the redemption was to lower the relative percentage of shares owned by Panetta Partners compared to non-affiliates.

     We sold 100,000 of the 2,645,210 shares sold in the June 2004 private placement to Christoph Bruening, a director and officer.

ITEM 13. EXHIBITS

Exhibit     Description

2.1 Capital Stock Purchase Agreement between Panetta Partners, Ltd. and Jeannine Karklins dated February 24, 2004 (1)

3.1         Articles of Incorporation of the Company (2)

3.2 Articles of Amendment to Articles of Incorporation of Used Kar Parts, Inc. changing its name to Xenomics, Inc., filed on July 14, 2004 with the Florida Secretary of State (3)

3.2         Amended and Restated By-Laws (4)

4.1         Form of Stock Certificate, $.001 par value (5)

4.2         Form of Warrant  issued to Irv Weiman,  Laura Dever and Len Toboroff
            (6)

4.3         Form of Warrant issued to Trilogy Capital Partners, Inc. (7)

4.4 Form of Warrant to purchase shares of Common Stock issued in connection with the sale of the Common Stock (8)

10.1        Xenomics, Inc. 2004 Stock Option Plan (9)+

10.2 Securities Exchange Agreement by and among Used Kar Parts, Inc., the individuals named on Schedule 1.1thereto and Xenomics dated as of May 18, 2004. (10)

10.3 Closing Agreement entered into effective as of July 2, 2004 by and among Used Kar Parts, Inc., and Xenomics and L. David Tomei, Samuil Umansky, Hovsep S. Melkonyan, Kathryn P. Wilke and Anatoly V. Lichtenstein (11)

10.4 Technology Acquisition Agreement dated effective as of June 24, 2004 by and among Used Kar Parts, Inc., and Xenomics and L. David Tomei, Samuil Umansky, Hovsep S. Melkonyan, Kathryn P. Wilke and Anatoly V. Lichtenstein (12)

10.5 Shareholder Escrow Agreement effective as of the 24th day of June, 2004, by and among Used Kar Parts, Inc., Sommer & Schneider LLP, and the several former shareholders of Xenomics. (13)

10.6 Purchaser Escrow Agreement effective as of the 24th day of June, 2004, by and among Used Kar Parts, Inc., Sommer & Schneider LLP and the several former shareholders of Xenomics (14)

10.7 Repurchase Agreement dated as of June 24, 2004 by and between Used Kar Parts, Inc. and Panetta Partners Ltd. Xenomics, Inc. 2004 Stock Option Plan (15)

10.8 Executive Employment Agreement dated effective as of June 24, 2004 by and among Hovsep Melkonyan, Xenomics and Used Kar Parts, Inc.
            (16)+

10.9        Consulting  Agreement  effective as of June 24, 2004 by and among L.
            David Tomei, Xenomics and Used Kar Parts, Inc. (17)+

10.10 Voting Agreement effective as of June 24, 2004 by and among L. David Tomei, the Xenomics Shareholders, the Original Shareholders and the Investors (18)

10.11 Letter Agreement dated September 3, 2004 between Xenomics, Inc. and Dr. Randy White (19)+

10.12 Letter of Engagement between Trilogy Capital Partners, Inc. and Xenomics, Inc. dated January 10, 2005 (20)

10.13 Form of Registration Rights Agreement, dated as of January 28, 2005 by and among the Registrant and the purchasers set forth on the signature page thereto (21)

10.14 Employment Agreement dated February 14, 2005 between the Company and Bernard Denoyer (22)+

10.15       Shareholders   `Agreement  between  the  Company  and  the  National
            Institute of Infectious Diseases "Lazzaro Spallanzani" dated April 7, 2004.

14          Code of Business Conduct and Ethics

16          Letter from Baum & Company,  PA Re: Change in Certifying  Accountant
            (23)

31.1        Certification  of  Chief  Executive   Officer  required  under  Rule
            13a-14(a)/15d-14(a) under the Exchange Act

31.2 Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

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


--------------------
(1) Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 11, 2004.

(2) Incorporated by reference to exhibit 3.1 to the Company's Form SB-2 Registration Statement, as amended, filed June 25, 2003.

(3) Incorporated by reference to exhibit 3(i).1 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(4) Incorporated by reference to exhibit 3(ii).1 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(5) Incorporated by reference to exhibit 4 to the Company's Form SB-2 Registration Statement, as amended, filed June 25, 2003.

(6) Incorporated by reference to exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(7) Incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 13, 2005.

(8) Incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 3, 2005.

(9) Incorporated by reference to exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(10) Incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(11) Incorporated by reference to exhibit 2.2 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(12) Incorporated by reference to exhibit 2.3 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(13) Incorporated by reference to exhibit 2.4 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(14) Incorporated by reference to exhibit 99.2 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(15) Incorporated by reference to exhibit 2.6 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(16) Incorporated by reference to exhibit 99.3 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(17) Incorporated by reference to exhibit 99.4 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(18) Incorporated by reference to exhibit 99.5 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(19) Incorporated by reference to exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 9, 2004.

(20) Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 13, 2005.

(21) Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2005.

(22) Incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 17, 2005.

(23) Incorporated by reference to exhibit 16.1 to the Company's Current Report on Form 8-K filed on February 3, 2005.

+  Denotes a management contract or compensatory plan or arrangement

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES.

The aggregate fees billed and unbilled for the fiscal years ended January 31, 2005 and 2004 for professional services rendered by our principal accountants for the audits of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately $8,000 and $28,271 respectively.

AUDIT-RELATED FEES.

There were no aggregate fees billed for the fiscal years ended January 31, 2005 and 2004 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements.

TAX AND OTHER FEES.

There were no aggregate fees billed for the fiscal years ended January 31, 2005 and 2004 as there were no tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns.

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15D of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 16, 2005                             Xenomics, Inc.


                                                  By: /s/ V. Randy White
                                                      ------------------
                                                  V. Randy White, Ph.D.,
                                                  Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                      Title                                        Date
                                               Chairman of the Board, President,           May 16, 2005
/s/ L. David Tomei                             SpaXen Italia, srl
------------------------------
L. David Tomei, Ph.D

/s/ V. Randy White                             Chief Executive Officer and Director         May 16, 2005
------------------------------
V. Randy White, Ph.D

/s/ Bernard F. Denoyer                         Vice President , Controller                  May 16, 2005
------------------------------
Bernard F. Denoyer

/s/ Samuil Umansky                             President and Chief Scientific Officer       May 16, 2005
------------------------------                 and Director
Samuil Umansky, M.D., Ph.D

/s/ Christoph Bruening                         Director                                     May 16, 2005
------------------------------
Christoph Bruening

/s/ Thomas Adams                               Director                                     May 16, 2005
------------------------------
Thomas Adams

/s/ Donald H. Picker                           Director                                     May 16, 2005
------------------------------
Donald H. Picker, Ph.D


                                 XENOMICS, INC.
                          (A Development Stage Company)
                   Index to Consolidated Financial Statements


                                                                           PAGE



Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Balance Sheet as of January 31, 2005                           F-3

Consolidated Statements of Operations for the two years
in the period ended January 31, 2005 and for the period
from August 4, 1999 (inception) to January 31, 2005                         F-4

Consolidated Statement of Changes in Stockholders'
Equity for the period from August 4, 1999 (inception) to
January 31, 2005                                                            F-5

Consolidated Statements of Cash Flows for the two years
in the period ended January 31, 2005 and for the period
from August 4, 1999 (inception) to January 31, 2005                         F-6

Notes to Consolidated Financial Statements                                  F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





Board of Directors and Stockholders
Xenomics, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Xenomics, Inc. and Subsidiary (a development stage company) (the "Company") as of January 31, 2005, the related consolidated statements of operations, stockholders' equity and cash flows for the year ended January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xenomics, Inc. and Subsidiary as of January 31, 2005, and the results of their operations and their cash flows for the year ended January 31, 2005, in conformity with accounting principles generally accepted in the United States.



                                                   /s/ Lazar Levine & Felix LLP
                                                   ----------------------------
                                                   Lazar Levine & Felix LLP



New York, New York
April 8, 2005

                                 XENOMICS, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                             AS OF JANUARY 31, 2005



                                     ASSETS

Current Assets:
Cash and cash equivalents                                          $  3,226,965
Prepaid expenses                                                         35,360
                                                                   ------------
TOTAL CURRENT ASSETS                                                  3,262,325

Property and equipment, net                                              77,495
Security deposits                                                        58,173
                                                                   ------------
                                                                   $  3,397,993
                                                                   ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                   $     95,063
Accrued expenses                                                        111,995
                                                                   ------------
TOTAL CURRENT LIABILITIES                                               207,058
                                                                   ------------




Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares
   authorized, none outstanding                                               -
Common stock, $.0001 par value, authorized 100,000,000
   shares, 17,306,891 issued at January 31, 2005                          1,731
Treasury stock 350,000 common shares, at par                                (35)
Additional paid-in-capital                                            6,615,845
Deficit accumulated during the development stage                     (3,426,606)
                                                                   ------------
                                                                      3,190,935
                                                                   ------------
                                                                   $  3,397,993
                                                                   ============





                             See accompanying notes

                                 XENOMICS, INC.

                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   For the
                                                                                 Period from
                                                                               August 4, 1999
                                         For the years ended January 31,       (inception) to
                                         -------------------------------         January 31,
                                            2005                2004                2005
                                         ------------        -----------       ---------------
Revenues                                 $         -         $        -        $            -
                                         ------------        -----------       ---------------

Costs and Expenses:
Research and development                     545,231                  -               635,298
Purchased in-process research
  and development                          2,145,101                  -             2,145,101
General and administrative                   651,695                521               652,216
                                         ------------         ----------       ---------------
                                           3,342,027                521             3,432,615
                                         ------------         ----------       ---------------


Loss from operations                      (3,342,027)              (521)           (3,432,615)

Interest income                                6,009                  -                 6,009
                                         ------------         ----------       ---------------

Net loss                                 $(3,336,018)        $     (521)          $(3,426,606)
                                         ============        ===========       ---------------

Weighted average shares outstanding:
  Basic and diluted                       14,580,166          13,166,502           11,988,509

Net loss per common share:
  Basic and diluted                          $(0.23)             $(0.00)               $(0.29)






                             See accompanying notes

                                 XENOMICS, INC.
                          (A Development Stage Company)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                          Deficit
                                                    common      stock                                   Accumulated
                                                    ------      -----                  Additional         During          Total
                                                    Shares       Par     Treasury       Paid in         Development    Stockholders'
                                                    issued      Value     Stock         Capital            Stage          Equity

Balance, January 31, 2003, as
recapitalized                                   13,166,502    $ 1,317    $   (35)     $ 1,428,847       $ (90,067)     $ 1,340,062

Net loss for the year ended
January 31, 2004                                         -          -          -                -            (521)            (521)
                                                ----------    -------    --------     -----------     ------------     ------------
Balance, January 31, 2004                       13,166,502      1,317        (35)       1,428,847         (90,588)       1,339,541

Private Placement common stock                   2,645,210        265          -        2,512,685               -        2,512,950

Private Placement common stock                   1,495,179        149          -        2,674,313               -        2,674,462

Net loss for the year ended January 31, 2005             -          -          -                -      (3,336,018)      (3,336,018)
                                                ----------    -------    --------     -----------     ------------     ------------
Balance, January 31, 2005                       17,306,891    $ 1,731    $   (35)     $ 6,615,845     $(3,426,606)     $ 3,190,935
                                                ==========    =======    ========     ===========     ============     ============


                             See accompanying notes

                                 XENOMICS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            For the
                                                                                          Period from
                                                                                         August 4, 1999
                                                     For The Years ended January 31,     (inception) to
                                                     -------------------------------      January  31,
                                                         2005                2004             2005
                                                     ------------        -----------      ------------
Cash flows from operating activities:
Net loss                                              $(3,336,018)       $      (521)     $(3,426,606)
Adjustments to reconcile net loss to net cash
  used in operating activities:
             Depreciation                                   9,067                  -            9,067
             Purchased in-process research and
             development (non-cash portion)             2,145,101                  -        2,145,101
Changes in operating assets and liabilities:
             Prepaid expenses                             (35,360)                 -          (35,360)
             Security deposit                             (57,413)               365          (58,173)
             Accounts payable and accrued expenses        207,058                  -          207,058
                                                     ------------        -----------      -----------
Net cash used in operating activities                  (1,067,565)              (156)      (1,158,913)
                                                     ------------        -----------      -----------
Cash flows from investing activities:
Acquisition of equipment                                  (86,562)                 -          (86,562)
                                                      -----------        -----------      -----------
Net cash used in investing activities                     (86,562)                 -          (86,562)
                                                      -----------        -----------      -----------
Cash flows from financing activities:
Net proceeds from issuance of common stock,
net of repurchases                                      4,380,752                  -        4,472,439
                                                      -----------        -----------      -----------
Net cash provided by financing activities               4,380,752                  -        4,380,921
                                                      -----------        -----------      -----------
Net increase(decrease) in cash and
              cash equivalents                          3,226,625               (156)       3,226,964

Cash and cash equivalents at beginning of year                339                495                -
                                                      -----------        -----------      -----------
Cash and cash equivalents at end of year              $ 3,226,964        $       339      $ 3,226,964
                                                      ===========        ===========      ===========

                             See accompanying notes

                                 XENOMICS, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW:

On July 2, 2004, Xenomics, Inc., formerly Used Kar Parts, Inc. acquired all of the outstanding common stock of Xenomics Sub, a then un-affiliated California corporation, by issuing 2,258,001 shares of Used Kar Parts, Inc. common stock to Xenomics Sub's five shareholders (the "Exchange"). The Exchange was made according to the terms of a Securities Exchange Agreement dated May 18, 2004. For accounting purposes, the acquisition has been treated as an acquisition of Used Kar Parts, Inc. by Xenomics Sub and as a recapitalization of Xenomics Sub. Accordingly, the historical financial statements prior to July 2, 2004 are those of Xenomics Sub. In connection with the Exchange, Used Kar Parts, Inc.:

o Redeemed 1,971,734 shares (218,862,474 shares post-split shares) from Panetta Partners Ltd., a principal shareholder, for $500,000 or $0.0023 per share.

o Amended its articles of incorporation to change its corporate name to "Xenomics, Inc." and to split its stock outstanding 111 for 1 (effective July 26, 2004), immediately following the redemption.

o Entered into employment agreements with two of the former Xenomics Sub shareholders and a consulting agreement with one of the former Xenomics Sub shareholders.

o Entered into a Voting Agreement with certain investors, the former Xenomics Sub shareholders and certain principal shareholders.

o Entered into a Technology Acquisition Agreement with the former Xenomics Sub shareholders under which Xenomics granted an option to the former Xenomics Sub holders to re-purchase Xenomics Sub technology if Xenomics fails to apply at least 50% of the net proceeds of financing it raises to the development of Xenomics Sub technology during the period ending July 1, 2006 in exchange for all Xenomics shares and share equivalents held by the former Xenomics Sub holders at the time such option is exercised.

o Transferred 350,000 shares of common stock to be held in escrow, in the name of the Company, to cover any undisclosed liabilities. Such shares as being treated as treasury shares.

The fair value of the 2,258,001 shares issued to former Xenomics Sub shareholders in the business combination totaled $2,145,101 on July 2, 2004. The fair value per share of $0.95 used to determine this amount was the value per share Xenomics sold common stock in a private placement on July 2, 2004. The total consideration was allocated in full to the Xenomics research and development projects which had not yet reached technological feasibility and having no alternative use was charged to purchased in-process research and development expense during the year ended January 31, 2005. All of the above transactions have been included as part of the recapitalization.

The combined entities (Xenomics, Inc. and Xenomics Sub, referred to as "Xenomics" or "the Company"), are considered to be in the development stage. Since inception August 4, 1999 the Company's efforts have been principally devoted to research and development, securing and protecting our patents and raising capital. From inception through January 31, 2005, Xenomics has sustained cumulative net losses of $3,426,606. Xenomics's losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of our proposed products, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees. From inception through January 31, 2005, Xenomics has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial molecular diagnostic products approved by the Food and Drug Administration, and does not expect to have such for several years, if at all.

Xenomics's product development efforts are thus in their early stages and Xenomics cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the many uncertainties involved in bringing new drugs to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical testing protocols, the extended regulatory approval and review cycles, the nature and timing of costs and competing technologies being developed by organizations with significantly greater resources.

2. BASIS OF PRESENTATION:

The accompanying consolidated financial statements of Xenomics, which include the results of Xenomics, Inc. a Florida corporation and its wholly owned subsidiary Xenomics, a California corporation ("Xenomics Sub"), have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany balances and transactions have been eliminated.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS - Cash and cash equivalents consist of short term, highly liquid investments, with original maturities of less than six months when purchased and are stated at cost.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Xenomics's financial instruments consist of cash and accounts payable. These financial instruments are stated at their respective carrying values which are equivalent to fair value due to their short term nature.

BUSINESS CONCENTRATIONS AND CREDIT RISKS - All of Xenomics's cash and cash equivalents as of January 31, 2005 (approximately $3,318,000) are on deposit with a major money center financial institution. Deposits at any point in time may exceed federally insured limits.

PROPERTY AND EQUIPMENT - Fixed assets are recorded at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

                    Furniture and fixtures      - 3 years
                    Lab equipment               - 5 years

RESEARCH AND DEVELOPMENT - Xenomics does not currently have any commercial molecular diagnostic products, and does not expect to have such for several years, if at all and therefore, research and development costs are expensed as incurred. These include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for
regulatory  approval  of  our  proposed  products,   patent  legal,  filing  and
maintenance expenses, purchase of in-process research and development, regulatory and scientific consulting fees to outside suppliers.

INCOME TAXES - Income taxes are accounted for under the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or the entire deferred tax asset will not be realized.

NET LOSS PER SHARE - Basic and diluted net loss per share is presented in conformity with SFAS No. 128, "Earnings per Share," for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of issuable shares pursuant to the exercise of stock options and warrants, would have been antidilutive. As of January 31, 2005 Xenomics had 5,445,000 stock options outstanding, whereas none were outstanding as of January 31, 2004. In addition Xenomics had 1,511,342 common stock warrants outstanding which were 100% vested as of January 31, 2005 and none outstanding as of January 31, 2004. All share and per share amounts have been restated to reflect the 111 for 1 stock split which was effected July 26, 2004 as discussed in Note 1.

ACCOUNTING FOR STOCK BASED COMPENSATION - Xenomics has adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As provided for by SFAS 123, Xenomics has also elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25")." Accordingly no compensation expense has been recognized to the extent of employee or director services rendered based on the intrinsic value of stock options granted under the plans during the years ended January 31, 2005 and 2004

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual (see below) and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Had compensation cost for stock options granted to employees and directors been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, Xenomics's net loss would have been as follows:


                                                       Years Ended January 31,
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------
Net loss, as reported                                $(3,336,018)   $      (521)

Add: Stock-based employee compensation expense
recorded under APB No. 25 intrinsic method                     -              -

Deduct: Stock-based employee compensation
expense determined under Fair Value based method
for all employee awards                                 (205,711)             -
                                                     ------------   ------------
Pro forma net loss                                   $(3,541,729)   $      (521)
                                                     ============   ============

Net loss per share:
Basic and diluted -as reported                       $     (0.23)   $     (0.00)
                                                     ============   ============
Basic and diluted -pro forma                         $     (0.24)   $     (0.00)
                                                     ============   ============
Range of Fair Value per share for
options granted to employees                         $0.02 to $1.40          N/A

Black-Scholes Methodology Assumptions:

    Dividend yield                                               0%           0%
    Risk free interest rate                          4.25% to 4.50%          N/A
    Expected lives of options                         7 to 10 years          N/A

Volatility of 0% was used until Xenomics's common stock began to trade publicly on July 2, 2004. Since July 5, 2004 through January 31, 2005 Xenomics has used 80% volatility to determine Fair Value of options granted to employees.

RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004), "Share-Based Payment." SFAS No 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While Xenomics cannot precisely determine the impact on net loss as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found above in this footnote.

4. PROPERTY AND EQUIPMENT:

Fixed assets consists of laboratory, testing and computer equipment and fixtures stated at fair value on the date of acquisition, July 2, 2004 or cost when subsequently acquired and place in service. Depreciation expense for the years ended January 31, 2005 and for the period August 4, 1999 (inception) to January 31, 2005 was $9,067 and $0, respectively. AS of January 31, 2005, property and equipment consisted of the following:


            Furniture and fixtures                   $  6,158
            Laboratory equipment                       80,404
                                                     --------
                                                       86,562
            Less - accumulated depreciation            (9,067)
                                                     --------
            Property and equipment, net              $ 77,495
                                                     ========

5. STOCKHOLDERS' EQUITY:

All share and per share amounts have been restated to reflect the 111 for 1 stock split which was effected July 26, 2004 as discussed in Note 1.

On July 2, 2004 we completed a private placement of 2,645,210 shares of our common stock for aggregate proceeds of $2,512,950, or $0.95 per share. The sale was made to 17 accredited investors directly by us without any general solicitation or broker and thus no finder's fees were paid. We filed a Form D with the Securities and Exchange Commission ("SEC") and the offering is claimed to be exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended.

On January 28, 2005, the Company closed a private placement of 1,470,718 shares of common stock and 367,681 warrants to certain investors (the "Investors"). The securities were sold as a unit (the "Units") at a price of $1.95 per Unit for aggregate proceeds of approximately $2.9 million. Each Unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock. The warrants are immediately exercisable at $2.95 per share and are exercisable at any time within five years from the date of issuance. The Company paid an aggregate $193,438 and issued an aggregate 123,659 warrants to purchase common stock to various selling agents. In addition, the Company issued an aggregate 24,461 shares of common stock to certain of such selling agents, in lieu of cash. The warrants are immediately exercisable at $2.15 per share and will expire five years after issuance.

In connection with the offer and sale of securities to the Investors the Company also entered into a Registration Rights Agreement, dated as of January 28, 2005 (the "Registration Rights Agreement"), with the Investors pursuant to which the Company has agreed to file, within 120 days after the closing, a registration statement covering the resale of the shares of common stock sold to the Investors and the shares of common stock issuable upon exercise of the Warrants issued to the Investors. In the event a registration statement covering such shares of Common Stock is not filed with the SEC by the 120th day after the final closing of the Offering, the Company shall pay to the investors, at the Company's option in cash or common stock, an amount equal to ?% of the gross proceeds raised in the Offering for each 30 day period that the registration statement is not filed with the SEC.

On April 7, 2005, subsequent to the balance sheet date, we closed a private placement of 1,515,384 shares of common stock and 378,846 warrants to certain additional Investors. The securities were sold as a unit (the "Units") at a price of $1.95 per Unit for aggregate proceeds of approximately $2.95 million. Each Unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock. The warrants are immediately exercisable at $2.95 per share and are exercisable at any time within five years from the date of issuance. We paid an aggregate $236,400 and issued an aggregate 121,231 warrants to purchase common stock to Axiom Capital Management who acted as the selling agent. The warrants are immediately exercisable at $2.15 per share and will expire five years after issuance. These April 7, 2005 Investors became parties to the same Registration Rights Agreement as the January 28, 2005 Investors

6. STOCK OPTION PLAN:

In June 2004 we adopted the Xenomics Stock Option Plan, as amended (the "Plan"). The Plan authorizes the grant of stock options to directors, eligible employees, including executive officers and consultants. Generally, vesting for options granted under the Plan is determined at the time of grant, and options expire after a 10-year period. Options are granted at an excercise price not less than the fair market value at the date of grant.

A total of 5,000,000 shares have been reserved for issuance under the Plan. As of January 31, 2005, options for 5,445,000 shares were outstanding under the Plan. 445,000 of such options have been granted subject to stockholder approval of an increase in the number of shares that can be granted under the plan. The options granted under the Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended or non-statutory stock options at the discretion of the Board of Directors

The Company recognizes deferred compensation expense for the intrinsic value of unvested stock options granted to employees. Deferred stock-based compensation will be amortized to stock-based compensation expense over the vesting period of the stock option. During the twelve months ended January 31, 2005 and 2004 and for the period from August 4, 1999 (inception) to January 31, 2005 Xenomics recognized no stock-based compensation expense related to issuance of stock and stock options. At January 31, 2005, there was no unamortized deferred compensation.

The following represent options outstanding for the years since August 4, 1999 (inception) through January 31, 2005.

                                                    Number      Exercise Price     Weighted Average
                                                  of Shares        Per Share        Exercise Price
                                                 -----------    --------------     ----------------
Balance, August 4, 1999                                   0                              $0.00
(inception) to January 31,
2004 Activity for the
year ended January 31, 2005:

     Add: new grants                              5,445,000      $1.25 - $2.50           $1.56
     Less: cancellations and forfeitures                  0
     Less: exercises                                      0
                                                 -----------
Balance, January 31, 2005                         5,445,000      $1.25 - $2.50           $1.56
                                                 ===========

Options are exercisable as follows at January 31, 2005:

                                        Options Outstanding                              Options Exercisable
                         --------------------------------------------------       --------------------------------
                         Number        Weighted Average    Weighted Average        Number         Weighted Average
    Exercise Price       of Shares      Remaining Life      Exercise Price        of Shares        Exercise Price
        $1.25            3,825,000         9.5 years            $1.25               75,000             $1.25

    $2.25 - $2.50        1,620,000         9.5 years            $2.28                    0                --
                         ---------                                                  ------
     All Options         5,445,000         9.5 years            $1.56               75,000             $1.25
                         =========                                                  ======


7. INCOME TAXES:

At January 31, 2005, Xenomics had available Federal net operating tax loss carry forwards of approximately $1,000,000 expiring through 2024 to offset future taxable income. The net deferred tax asset has been fully offset by a valuation allowance due to uncertainties regarding realization of benefits from these future tax deductions. As a result of the change in control provisions of Internal Revenue Code Section 382, a significant portion of these net operating loss carry forwards may be subject to limitation on future utilization.

8. SPAXEN JOINT VENTURE

In March, 2004, Xenomics organized a joint venture with the Spallanzani National Institute for Infectious Diseases (Instituto Nazionale per le Malattie Infettive, "INMI") in Rome, Italy, in the form of a new Italian company called SpaXen Italia, S.R.L ("SpaXen"). Shares of SpaXen are held 50% by INMI and 50% by Xenomics. SpaXen was capitalized with 100,000 Euros from INMI in cash and Xenomics contributed 100,000 Euros in the form of certain proprietary intellectual property in the field of infectious diseases. Xenomics has no obligation to fund the joint venture other than by the continuing contribution of the use of it's intellectual property in the field of infectious diseases.

9. COMMITMENTS AND CONTINGENCIES:

LICENSE AGREEMENTS:

On May 18, 2004, Xenomics entered into a Technology Acquisition Agreement with the former Xenomics Sub shareholders under which Xenomics granted an option to the former Xenomics Sub holders to re-purchase Xenomics Sub technology if Xenomics fails to apply at least 50% of the net proceeds of financing it raises to the development of Xenomics Sub technology during the period ending July 1, 2006. The repurchase would constitute an exchange for all Xenomics shares and share equivalents held by the former Xenomics Sub holders at the time such option is exercised

EMPLOYMENT AND CONSULTING AGREEMENTS:

On February 14, 2005, subsequent to the balance sheet date, we entered into an employment agreement with Bernard Denoyer, pursuant to which Mr. Denoyer will serve as Vice President-Controller for a period of 1 year commencing February 14, 2005. The agreement is automatically renewed for successive 1 year periods until written notice not to renew is delivered by either us or Mr. Denoyer. Mr. Denoyer's salary is $60,000 per year. In connection with the employment agreement, Mr. Denoyer received a grant of 75,000 incentive stock options pursuant to Xenomics's stock option plan with an exercise price of $2.50 per share. Such options will vest at the rate of 25,000 per year for a period of three years beginning on January 14, 2006.

On July 2, 2004, we entered into an employment agreement with Samuil Umansky, Ph.D., pursuant to which Dr. Umansky serves as Xenomics's President and Chief Scientific Officer. Dr. Umansky's employment agreement is for a term of 36 months beginning June 24, 2004 and is automatically renewable for successive one year periods at the end of the term. Dr. Umansky's salary is $175,000 per year and he is eligible to receive a cash bonus of up to 50% of his salary per year. In connection with the employment agreement, Dr. Umansky received a grant of 1,012,500 stock options which vest in annual installments of 253,125, 303,750 and 455,625 and are exercisable at $1.25 per share.

On July 2, 2004, we entered into an employment agreement with Hovsep Melkonyan, Ph.D., pursuant to which Dr. Melkonyan serves as Vice President, Research for a term of 36 months beginning June 24, 2004, which is automatically renewable for successive one year periods at the end of the term. Dr. Melkonyan's salary is $135,000 per year and he is eligible to receive a cash bonus of up to 50% of his salary per year. In connection with the employment agreement, Dr. Melkonyan received a grant of 675,000 stock options which vest in annual installments of 168,750, 202,500 and 303,750 and are exercisable at $1.25 per share.

On July 2, 2004, we entered into a consulting agreement with L. David Tomei, Ph.D., pursuant to which Dr. Tomei agreed to serve as Co-Chairman of Xenomics's Board. Dr. Tomei's consulting agreement is for a term of 36 months beginning June 24, 2004 and is automatically renewable for successive one year periods at the end of the term. Dr. Tomei's annual consulting fee is $175,000 per year and he is eligible to receive cash bonuses upon the achievement of certain milestones. Dr. Tomei received a grant of 1,012,500 stock options which vest in annual installments of 253,125, 303,750 and 455,625 and is exercisable at $1.25 per share.

On September 3, 2004, Dr. Randy White and Xenomics entered into a letter agreement. Pursuant to the letter agreement, Xenomics will employ Dr. White as Chief Executive Officer for a period of 3 years commencing September 13, 2004. Dr. White will be paid an annual base salary of $215,000. We have agreed to rent for Dr. White's benefit a studio apartment in New York, New York. Dr. White was granted an aggregate 1,425,000 incentive stock options pursuant to Xenomics's Plan with an exercise price of $2.25 per share. 300,000 of such options shall vest on the first anniversary of the date of the Letter Agreement, 350,000 of such options shall vest on the second anniversary of the date of the letter agreement and 400,000 of such options shall vest on the third anniversary of the date of the letter agreement (the "Sale Options"). The remaining 375,000 options shall vest in the event there is a sale of Xenomics for consideration equal to $15.00 per share or more. In the event there is a sale of Xenomics for consideration exceeding $9.25 per share, Dr. White shall be entitled to a cash bonus of $500,000 and all of his unvested Sale Options shall immediately vest. In the event there is a sale of Xenomics for consideration equal to $15.00 per share or more, Dr. White shall be entitled to a cash bonus of $750,000. In addition, at any time during the term of his employment, in the event the stock price of the common stock of Xenomics exceeds $9.25 per share for 60 consecutive trading days, all of Dr. White's unvested Sale Options shall immediately vest.

LEASE AGREEMENTS:

On September 15, 2004, Xenomics entered into a seven year lease for its corporate headquarters in New York City with an approximate rent of $75,000 annually through September 30, 2011. On September 1, 2004, Xenomics entered a two year lease for laboratory space in New Jersey, with an approximate rent of $90,000 annually through September 2006. During the years ended January 31, 2005 and for the period from August 4, 1999 (inception) to January 31, 2005, total rent expense was $74,637. No rent expense was incurred prior to September 1, 2004. Total annual commitments under these leases for each of the twelve months ended January 31, are as follows:


                    2006            $  160,867
                    2007               125,342
                    2008                75,041
                    2009                76,542
                    2010                78,073
                    2011                79,634
                    2012                53,793
                                    ----------
                    Total           $  649,303
                                    ==========

                                Index to Exhibits

Exhibit     Description

2.1 Capital Stock Purchase Agreement between Panetta Partners, Ltd. and Jeannine Karklins dated February 24, 2004 (1)

3.3         Articles of Incorporation of the Company (2)

3.4 Articles of Amendment to Articles of Incorporation of Used Kar Parts, Inc. changing its name to Xenomics, Inc., filed on July 14, 2004 with the Florida Secretary of State (3)

3.2         Amended and Restated By-Laws (4)

4.1         Form of Stock Certificate, $.001 par value (5)

4.2         Form of Warrant  issued to Irv Weiman,  Laura Dever and Len Toboroff
            (6)

4.3         Form of Warrant issued to Trilogy Capital Partners, Inc. (7)

4.4 Form of Warrant to purchase shares of Common Stock issued in connection with the sale of the Common Stock (8)

10.1        Xenomics, Inc. 2004 Stock Option Plan (9)+

10.2 Securities Exchange Agreement by and among Used Kar Parts, Inc., the individuals named on Schedule 1.1thereto and Xenomics dated as of May 18, 2004. (10)

10.3 Closing Agreement entered into effective as of July 2, 2004 by and among Used Kar Parts, Inc., and Xenomics and L. David Tomei, Samuil Umansky, Hovsep S. Melkonyan, Kathryn P. Wilke and Anatoly V. Lichtenstein (11)

10.4 Technology Acquisition Agreement dated effective as of June 24, 2004 by and among Used Kar Parts, Inc., and Xenomics and L. David Tomei, Samuil Umansky, Hovsep S. Melkonyan, Kathryn P. Wilke and Anatoly V. Lichtenstein (12)

10.5 Shareholder Escrow Agreement effective as of the 24th day of June, 2004, by and among Used Kar Parts, Inc., Sommer & Schneider LLP, and the several former shareholders of Xenomics. (13)

10.6 Purchaser Escrow Agreement effective as of the 24th day of June, 2004, by and among Used Kar Parts, Inc., Sommer & Schneider LLP and the several former shareholders of Xenomics (14)

10.7 Repurchase Agreement dated as of June 24, 2004 by and between Used Kar Parts, Inc. and Panetta Partners Ltd. Xenomics, Inc. 2004 Stock Option Plan (15)

10.8 Executive Employment Agreement dated effective as of June 24, 2004 by and among Hovsep Melkonyan, Xenomics and Used Kar Parts, Inc.
            (16)+

10.9        Consulting  Agreement  effective as of June 24, 2004 by and among L.
            David Tomei, Xenomics and Used Kar Parts, Inc. (17)+

10.10 Voting Agreement effective as of June 24, 2004 by and among L. David Tomei, the Xenomics Shareholders, the Original Shareholders and the Investors (18)

10.11 Letter Agreement dated September 3, 2004 between Xenomics, Inc. and Dr. Randy White (19)+

10.12 Letter of Engagement between Trilogy Capital Partners, Inc. and Xenomics, Inc. dated January 10, 2005 (20)

10.13 Form of Registration Rights Agreement, dated as of January 28, 2005 by and among the Registrant and the purchasers set forth on the signature page thereto (21)

10.14 Employment Agreement dated February 14, 2005 between the Company and Bernard Denoyer (22)+

10.15       Shareholders   `Agreement  between  the  Company  and  the  National
            Institute of Infectious Diseases "Lazzaro Spallanzani" dated April 7, 2004.

14          Code of Business Conduct and Ethics

16          Letter from Baum & Company,  PA Re: Change in Certifying  Accountant
            (23)

31.1        Certification  of  Chief  Executive   Officer  required  under  Rule
            13a-14(a)/15d-14(a) under the Exchange Act

31.2 Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

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

--------------------

(1) Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 11, 2004.

(2) Incorporated by reference to exhibit 3.1 to the Company's Form SB-2 Registration Statement, as amended, filed June 25, 2003.

(3) Incorporated by reference to exhibit 3(i).1 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(4) Incorporated by reference to exhibit 3(ii).1 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(5) Incorporated by reference to exhibit 4 to the Company's Form SB-2 Registration Statement, as amended, filed June 25, 2003.

(6) Incorporated by reference to exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(7) Incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed on January 13, 2005.

(8) Incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 3, 2005.

(9) Incorporated by reference to exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(10) Incorporated by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(11) Incorporated by reference to exhibit 2.2 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(12) Incorporated by reference to exhibit 2.3 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(13) Incorporated by reference to exhibit 2.4 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(14) Incorporated by reference to exhibit 99.2 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(15) Incorporated by reference to exhibit 2.6 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(16) Incorporated by reference to exhibit 99.3 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(17) Incorporated by reference to exhibit 99.4 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(18) Incorporated by reference to exhibit 99.5 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(19) Incorporated by reference to exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 9, 2004.

(20) Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 13, 2005.

(21) Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2005.

(22) Incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 17, 2005.

(23) Incorporated by reference to exhibit 16.1 to the Company's Current Report on Form 8-K filed on February 3, 2005.

+    Denotes a management contract or compensatory plan or arrangement