Form 10QSB
period 2005-04-30
XENOMICS INC
filed 2005-06-17
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 333-103083

XENOMICS, INC.
(Name of small business issuer in its charter)

Florida	04-3721895
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 1701, New York, New York 10170
(Address of principal executive offices) (Zip Code)

(212) 297-0808
(Registrant's telephone number)

(Former Name, Former Address and Former Fiscal Year,
if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 16, 2005, there were 18,604,300 shares of common stock, par value $0.0001, outstanding

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

XENOMICS, INC.
(A Development Stage Company)

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Annual Report on Form 10-KSB for the year ended January 31, 2005 and other periodic reports filed with the SEC. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

AS OF APRIL 30, 2005

(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$4,987,290
Prepaid expenses	44,501
TOTAL CURRENT ASSETS	5,031,791

Property and equipment, net	102,537
Security deposits	55,608
$5,189,936

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$110,151
Accrued expenses	71,256
TOTAL CURRENT LIABILITIES	181,407

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none outstanding	—
Common stock, $.0001 par value, authorized 100,000,000 shares, 18,949,300 issued at April 30, 2005	1,895
Treasury stock 350,000 common shares, at par	(35)
Additional paid-in-capital	9,358,080
Deficit accumulated during the development stage	(4,351,411)
5,008,529
$5,189,936

See accompanying notes

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the quarters ended April 30,		For the Period from August 4, 1999 (inception) to April 30,
	2005	2004	2005

Revenues	$—	$—	$—

Costs and Expenses:
Research and development	296,646	—	931,944
Purchased in-process research and development	—	—	2,145,101
General and administrative	575,283	2,820	1,227,499
Stock-based compensation - general and administrative	65,000	—	65,000
	936,929	2,820	4,369,544

Loss from operations	(936,929)	(2,820)	(4,369,544)

Interest income	12,124	—	18,133

Net loss	$(924,805)	$(2,820)	$(4,351,411)

Weighted average shares outstanding:
Basic and diluted	17,716,394	13,166,502	12,232,074

Net loss per common share:
Basic and diluted	$ (0.05)	$ (0.00)	$ (0.35)

See accompanying notes

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

					Deficit
					Accumulated
	common stock			Additional	During	Total
	Shares	Par	Treasury	Paid in	Development	Stockholders'
	Issued	Value	Stock	Capital	Stage	Equity

Balance, January 31, 2003, as recapitalized	13,293,527	$1,330	$(35)	$1,435,397	$(90,067)	$1,346,624

Net loss for the year ended January 31, 2004	—	—	—	—	(521)	(521)
Balance, January 31, 2004	13,293,527	1,330	(35)	1,435,397	(90,588)	1,346,103

Private Placement common stock	2,645,210	265	—	2,512,685	—	2,512,950

Private Placement common stock	1,368,154	137	—	2,667,763	—	2,667,900

Net loss for the year ended January 31, 2005	—	—	—	—	(3,336,018)	(3,336,018)
Balance, January 31, 2005	17,306,891	1,731	(35)	6,615,845	(3,426,606)	3,190,935

Net loss for the quarter ended April 30, 2005	—	—	—	—	(924,805)	(924,805)

Private Placement common stock	1,642,409	164	—	2,677,235	—	2,677,399

Grant of employee stock option	—	—	—	65,000	—	65,000

Balance April 30, 2005 (Unaudited)	18,949,300	$1,895	$(35)	$9,358,080	$(4,351,411)	$5,008,529

See accompanying notes

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			For the
			Period from
			August 4, 1999
			(inception) to
	For The Quarters ended April 30,		April 30,
	2005	2004	2005

Cash flows from operating activities:
Net loss	$(924,805)	$(2,820)	$(4,351,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,533	2,796	13,601
Purchased in-process research and development (non-cash portion)	—	—	2,145,101
Stock-based compensation	65,000	—	65,000
Changes in operating assets and liabilities:
Prepaid expenses	(9,141)	—	(44,501)
Security deposit	2,565	—	(55,608)
Accounts payable and accrued expenses	(25,651)	—	181,407
Net cash used in operating activities	(887,499)	(24)	(2,046,411)
Cash flows from investing activities:
Acquisition of equipment	(29,575)	—	(116,137)
Net cash used in investing activities	(29,575)	—	(116,137)
Cash flows from financing activities:
Net proceeds from issuance of common stock, net of repurchases	2,677,399	—	7,149,838
Net cash provided by financing activities	2,677,399	—	7,149,838
Net increase(decrease) in cash and cash equivalents	1,760,325	(24)	4,987,290

Cash and cash equivalents at beginning of the period	3,226,965	339	—
Cash and cash equivalents at end of the period	$4,987,290	$315	$4,987,290

See accompanying notes

XENOMICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005

(Unaudited)

1. BUSINESS OVERVIEW:

Xenomics, Inc. (“Xenomics” or the “Company") is considered to be in the development stage. Since inception on August 4, 1999 Xenomics’ efforts have been principally devoted to research and development, securing and protecting our patents and raising capital. From inception through April 30, 2005, Xenomics has sustained cumulative net losses of $4,351,411. Xenomics's losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of our proposed products, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees. From inception through April 30, 2005, Xenomics has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial molecular diagnostic products approved by the Food and Drug Administration, and does not expect to have such for several years, if at all.

Xenomics's product development efforts are thus in their early stages and Xenomics cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the many uncertainties involved in bringing new products to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical testing protocols, the extended regulatory approval and review cycles and the nature and timing of costs and competing technologies being developed by organizations with significantly greater resources.

2. BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Xenomics, which include the results of Xenomics, Inc. a Florida corporation and its wholly owned subsidiary Xenomics, a California corporation ("Xenomics Sub"), have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany balances and transactions have been eliminated.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS - Cash and cash equivalents consist of short term, highly liquid investments, with original maturities of less than four months when purchased and are stated at cost plus accrued interest.

BUSINESS CONCENTRATIONS AND CREDIT RISKS - All of Xenomics's cash and cash equivalents as of April 30, 2005 are on deposit with a major money center financial institution, or invested in short term money market instruments, principally U.S. Treasury Bills, not exceeding maturities of 120 days. Bank deposits at any point in time may exceed federally insured limits.

NET LOSS PER SHARE - Basic and diluted net loss per share is presented in conformity with SFAS No. 128, "Earnings per Share," for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of issuable shares pursuant to the exercise of stock options and warrants, would have been antidilutive. As of April 30, 2005, Xenomics had 5,495,000 stock options outstanding, whereas none were outstanding as of April 30, 2004. In addition Xenomics had 2,011,418 common stock warrants outstanding which were 100% vested as of April 30, 2005 and none outstanding as of April 30, 2004. All share and per share amounts have been restated to reflect the 111 for 1 stock split which was effective July 26, 2004.

ACCOUNTING FOR STOCK BASED COMPENSATION - Xenomics has adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As provided for by SFAS 123, Xenomics has also elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"). During the quarter ended April 30, 2005, Xenomics recorded $65,000 in stock-based compensation expense

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both Quarterly and Annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. (see below)

Had compensation cost for stock options granted to employees and directors been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, Xenomics's net loss would have been as follows:

	Quarters Ended April 30,
	2005	2004
Net loss, as reported	$(924,805)	$(2,820)

Add: Stock-based employee compensation expense
recorded under APB No. 25 intrinsic method	65,000	—

Deduct: Stock-based employee compensation
expense determined under Fair Value based method
for all employee awards	(216,330)	—
Pro forma net loss	$(1,076,135)	$(2,820)

Net loss per share:
Basic and diluted -as reported	$(0.05)	$(0.00)
Basic and diluted -pro forma	$(0.06)	$(0.00)

Fair Value per share for options granted to employees	$2.27	N/A

Black-Scholes Methodology Assumptions:

Dividend yield	0%	N/A
Risk free interest rate	4.50%	N/A
Expected lives of options	10 years	N/A

Volatility of 0% was used until Xenomics's common stock began to trade publicly on July 2, 2004. Since July 5, 2004 through April 30, 2005 Xenomics has used 80% volatility to determine Fair Value of options granted to employees.

RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004), "Share-Based Payment." SFAS No 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or Quarterly reporting period that begins after December 15, 2005. While Xenomics cannot precisely determine the impact on net loss as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found above in this footnote.

4. STOCKHOLDERS' EQUITY:

On July 2, 2004 the Company completed a private placement of 2,645,210 shares of its common stock for aggregate proceeds of $2,512,950, or $0.95 per share. The sale was made to 17 accredited investors directly by the Company without any general solicitation or broker and thus no finder's fees were paid.

On January 28, 2005, the Company closed a private placement of 1,368,154 shares of common stock and 342,040 warrants to certain investors (the "Investors"). The securities were sold as a unit (the "Units") at a price of $1.95 per Unit for aggregate proceeds of $2,667,900. On February 2, 2005 the Company sold an additional 102,564 shares of common stock and 25,641 warrants to the Investors for aggregate proceeds of $200,000. Each Unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock. The warrants are immediately exercisable at $2.95 per share and are exercisable at any time within five years from the date of issuance. The Company issued an aggregate 123,659 warrants to purchase common stock to various selling agents, which are immediately exercisable at $2.15 per share and will expire five years after issuance. In February 2005, the Company paid an aggregate $179,600 in cash and issued 24,461 shares of common stock to certain selling agents, in lieu of cash.

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

On April 7, 2005, the Company closed a private placement of 1,515,384 shares of common stock and 378,846 warrants to certain additional Investors for aggregate proceeds of $2,954,999. The Company paid an aggregate $298,000 in fees and issued an aggregate 121,231 warrants to purchase common stock to selling agents. The warrants are immediately exercisable at $2.15 per share and will expire five years after issuance. These April 7, 2005 Investors became parties to the same Registration Rights Agreement as the January 28, 2005 Investors

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements included in this Quarterly Report on Form 10-QSB. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties.

OVERVIEW

We are a development stage molecular diagnostic company that focuses on the development of DNA-based tests using Trans-renal DNA (“Tr-DNA”). Tr-DNA's are fragments of DNA derived from dying cells inside the body compartment. The intact DNA is fragmented in these dying cells, appears in the blood stream and these fragments have been shown to cross the kidney barrier and can be detected in urine. Because Tr-DNA originates inside the body, using a safe and simple urine collection, we believe our patented technology can be applied to a broad range of testing including: prenatal testing, tumor detection and monitoring, tissue transplantation, infectious disease, forensic identification, drug development and bio-terrorism. In March 2004, we organized a joint venture with the Spallanzani National Institute for Infectious Diseases (Instituto Nazionale per le Malattie Infettive) in Rome, Italy, in the form of a new R&D company called SpaXen Italia, S.R.L, or SpaXen, which will conduct research and development on non-invasive diagnostic tests for infectious disease using Tr-DNA methodology.

HISTORY

Since inception on August 4, 1999 through April 30, 2005, we have sustained cumulative net losses of $4,351,411. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through April 30, 2005, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial products and we do not expect to have any for the foreseeable future. Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net cash inflows from any products developed may take several years to achieve.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2005 AND 2004.

We had no revenues during the quarters ended April 30, 2005 and 2004 because we do not have any commercial products and we do not expect to have any for the foreseeable future.

Operating expenses increased to $936,929 during the quarter ended April 30, 2005 from $ 2,820 for the same period in 2004. This increase occurred as a result of increased business activities which began subsequent to July 2, 2004, the date our business combination and first private placement was completed. Our research and development expenses increased to $296,646 during the quarter ended April 30, 2005, where none were incurred during the quarter ended April 30, 2004. These include expenditures in connection with an in-house research and development laboratory facility in New Jersey, salaries and staff costs, patent legal, filing and maintenance expenses, regulatory and scientific consulting fees and laboratory supplies.

During the quarter ended April 30, 2005, our general and administrative expenses increased to $575,283 as compared to $2,820 during the quarter ended April 30, 2004 as we incurred higher legal and public accounting fees in connection with our fund raising activities, directors and officer's liability insurance, payroll, consulting , investor relation and increased rent expense associated with our office in New York.

Stock-based compensation expense in the quarter ended April 30, 2005, related to general and administrative staff, was $65,000 using the intrinsic value method in accordance with SFAS 123 and APB 25 for options granted to employees and directors. Had we used the alternative fair value method our stock based compensation expense would have been $216,330 in the quarter ended April 30, 2005. Prior to this quarter we have recorded no stock based compensation expense.

Other income consisted of interest income of $12,124 and $0 during the quarters ended April 30, 2005 and 2004 respectively.

Net loss for the quarter ended April 30, 2005 was $924,805 as compared to a loss of $2,820 for the same period in 2004. The increase in the net loss in 2005 is the result of higher operating expenses as described above.

PLAN OF OPERATIONS

We plan to devote significant financial and other resources to further research and development, and commercialize tests using our Tr-DNA technology. Our initial focus is on two key applications: prenatal genetic testing and infectious disease detection. If developed, we intend to sell these products to independent clinical laboratories and hospital laboratories approved for performance of high-

complexity tests. We have completed our proof of principle studies in these two key areas and must now validate these findings in human clinical samples. It is expected that the next phase of product development will last throughout the 2006 fiscal year. The next phase requires that we gain access to clinical samples pertinent to each product focus. We have executed research contracts with North Shore - Long Island Jewish (LIJ) Health System in Lake Success, New York and Eastern Virginia Medical School in Norfolk, Virginia. The research contract with Long Island Jewish (LIJ) Health System is subject to approval by its Institutional Review Board (“IRB”). There can be no assurance that our contract with North Shore Long Island Jewish (LIJ) Health System will be approved by its IRB.

We intend to develop our infectious disease applications at SpaXen, S.R.L. our joint venture with The Spallenzani National Institute for Infectious Diseases (“INMI”) located in Rome Italy. Under the terms of our agreement with INMI, INMI provides laboratory space to SpaXen and financial support in the form of chemicals and scientific personnel to work on applications of the Tr-DNA technology for a broad variety of infectious diseases. The Spallanzani Institute is a large AIDS treatment center and provides patient care to 4,000 infected patients. The SpaXen joint venture provides access to needed human clinical samples for development of our HIV and TB products. If our agreement with INMI is terminated, we may not be able to gain access to needed human clinical samples which will prevent us from developing FDA approved products and will severely limit our ability to generate revenue through product sales.

Our plan of operation is to continue our product development in our two focus areas of prenatal genetic testing and infectious disease detection with a goal toward eventually bringing FDA approved products to market. We anticipate that Tr-DNA analysis will become a platform technology for development of tests for the monitoring of tumor and pre-cancerous progression and post-treatment screening for tumor re-growth conditions. The initial opportunities for diagnostic test development are gastro-intestinal tumors, including colorectal cancer, liver cancer and pancreatic cancer. Because cancer detection and monitoring studies are long and expensive, we are actively seeking academic-based researchers who are funded to perform evaluations of new cutting-edge technologies. In this way we expect to progress our understanding of cancer detection and monitoring with little or no cost to us. We believe that our Tr-DNA technology can also be used to monitor organ transplant patients. Because organ rejection is marked by early death of cells, we believe that an early indication of rejection can be identified by measuring a unique series of genetic markers of the organ donor that can be detected in random urine samples of the organ recipient. Because organ transplant monitoring is not truly "diagnostic," in the next fiscal year we will begin to explore licensing arrangements with drug companies who manufacture the immune-suppression drugs used to prevent organ rejection. If we can conclude a license agreement, this may provide an early source of revenue for us. However, there can be no assurance that appropriate strategic partnership or licensing arrangements will be completed in either of these areas.

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

LIQUIDITY AND CAPITAL RESOURCES.

As of April 30, 2005 we had $4,987,290 in cash and cash equivalents, compared to $3,226,965 as of January 31, 2005.

On January 28, 2005, we closed the first traunche of a private placement in which we sold 1,368,154 shares of common stock and issued 342,040 warrants to certain investors (the "Investors"). The securities were sold as a unit (the "Units") at a price of $1.95 per Unit for aggregate proceeds of $ 2,667,900.  On February 2, 2005, we sold an additional 102,564 shares of common stock and 25,641 warrants to the Investors for aggregrate proceeds of $200,000. Each Unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock. The warrants are immediately exercisable at $2.95 per share and are exercisable at any time within five years from the date of issuance. We issued an aggregate 123,659 warrants to purchase common stock to various selling agents, which are immediately exercisable at $2.15 per share and will expire five years after issuance. In February 2005, we paid an aggregate $179,600 in cash and issued 24,461 shares of common stock to certain selling agents, in lieu of cash.

On April 7, 2005, we closed the second traunche of the private placement and sold 1,515,384 shares of common stock and 378,846 warrants to certain additional Investors for aggregate proceeds of $2,954,999. In connection with this second tranche we paid an aggregate of $298,000 in fees and issued an aggregate 121,231 warrants to purchase common stock to selling agents. The warrants are immediately exercisable at $2.15 per share and will expire five years after issuance.

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

ITEM 3: CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Principal Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of April 30, 2005, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under.

There has been no significant change in our internal controls over financial reporting that could significantly affect internal controls subsequent to January 31, 2005.

ITEM 6. EXHIBITS

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

Xenomics, Inc.
(Registrant)

Date: June 17, 2005	By:	/s/ V. Randy White

V. Randy White Chief Executive Officer

Date: June 17, 2005	By:	/s/ Bernard F. Denoyer

Bernard F. Denoyer Vice President, Controler

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002