Form 10QSB
period 2005-07-31
XENOMICS INC
filed 2005-09-19
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: JULY 31, 2005

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

☒ Yes ☐ No

Indicate by check mark whether registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):

☐ Yes ☒ No

As of September 19, 2005, the registrant had 18,604,300 shares of common stock, par value $0.0001, outstanding

XENOMICS, INC.
(A Development Stage Company)
Index to Condensed Consolidated Financial Statements

PART I – FINANCIAL INFORMATION
		Page

Item 1.	Condensed Consolidated Financial Statements:

	Unaudited Condensed Consolidated Balance Sheet as of July 31, 2005	4

	Unaudited Condensed Consolidated Statements of Operations for the Three and six Months Ended July 31, 2005 and 2004 and the period August 4, 1999 (Inception) to July 31, 2005	5

	Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the period August 4, 1999 (Inception) to July 31, 2005	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2005 and 2004 and the period August 4, 1999 (Inception) to July 31, 2005	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis and Plan of Operation	15

Item 3.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 6.	Exhibits	23

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

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

AS OF JULY 31, 2005

(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$2,816,889
Marketable investments	3,444,655
Prepaid expenses	127,748
TOTAL CURRENT ASSETS	6,389,292

Property and equipment, net	96,525
Security deposits	55,608
$6,541,425

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$142,604
Accrued expenses	109,372
TOTAL CURRENT LIABILITIES	251,976

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares
authorized, 277,100 shares outstanding, designated
as Series A Convertible Preferred Stock	2,771,000
Common stock, $.0001 par value, authorized 100,000,000
shares, 18,604,300 issued at July 31, 2005	1,860
Additional paid-in-capital	9,093,916
Unamortized deferred stock based compensation	(1,516,980)
Deficit accumulated during the development stage	(4,060,347)
6,289,449
$6,541,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOMICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,		August 4, 1999 (Inception) to
	2005	2004	2005	2004	July 31, 2005

Revenues	$0	$0	$0	$0	$0

Costs and expenses:

Research and development	266,161	90,949	562,807	93,769	1,198,105

General and administrative	980,503	2,004	1,555,786	2,004	2,208,002

Stock based compensation	299,599	2,733	582,996	2,733	706,059

Loss from operations	(1,546,263)	(95,686)	(2,701,589)	(98,506)	(4,112,166)

Interest and investment income	33,686	0	45,810	0	51,819

Net loss	$(1,512,577)	$(95,686)	$(2,655,779)	$(98,506)	$(4,060,347)

Weighted average shares outstanding:
Basic and diluted	18,933,648	14,000,318	18,335,109	13,590,320	12,514,245

Net loss per common share:
Basic and diluted	$(0.08)	$(0.01)	$(0.14)	$(0.01)	$(0.32)

The accompanying notes are an integral part of these condensed consolidated financial statements

XENOMICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

							Deficit
						Deferred	Accumulated
						Unamortized	During	Total
	Preferred	Common Stock		Treasury	Additional	Stock-based	Development	Stockholders'
	Stock	Shares	Par Value	Shares	Paid in Capital	Compensation	Stage	Equity
Balance August 4, 1999 (Inception)	$—	—	$—	$—	$—	$—	$—	$—

Sale of common stock - founders		222,000,000	$22,200	—	$19,800	—	—	$42,000
Net loss for the period ended January 31, 2000		—	—	—	—	—	(14,760)	(14,760)
Balance, January 31, 2000		222,000,000	$22,200	$0	$19,800	$0	($14,760)	$27,240

Net loss for the year ended January 31, 2001		—	—	—	—	—	(40,724)	(40,724)
Balance, January 31, 2001		222,000,000	$22,200	$0	$19,800	$0	($55,484)	($13,484)

Capital contribution cash					45,188			45,188
Net loss for the year ended January 31, 2002		—	—	—	—	—	(29,224)	(29,224)
Balance, January 31, 2002		222,000,000	$22,200	$0	$64,988	$0	($84,708)	$2,480

Sale of common stock		7,548,000	755		2,645			3,400
Capital contribution cash					2,500			2,500
Net loss for the year ended January 31, 2003		—	—	—	—	—	(5,359)	(5,359)
Balance, January 31, 2003		229,548,000	$22,955	$0	$70,133	$0	($90,067)	$3,021

Net loss for the year ended January 31, 2004		—	—	—	—		(521)	(521)
Balance, January 31, 2004		229,548,000	$22,955	$0	$70,133	$0	($90,588)	$2,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOMICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

							Deficit
						Deferred	Accumulated
						Unamortized	During	Total
	Preferred	Common Stock		Treasury	Additional	Stock-based	Development	Stockholders'
	Stock	Shares	Par Value	Shares	Paid in Capital	Compensation	Stage	Equity
Balance, January 31, 2004		229,548,000	$22,955	$0	$70,133	$0	($90,588)	$2,500

Private Placement common stock		2,645,210	265		2,512,685			2,512,950
Redeemed shares from Panetta Partners, Ltd		(218,862,474)	(21,886)		(478,114)			(500,000)
Cost associated with recapitalization					(308,060)			(308,060)
Share exchange with Xenomics Founders		2,258,001	226		(226)			0
Issuance of treasury shares to escrow		350,000	35	(35)				0

Private Placement common stock		1,368,154	136		2,674,326			2,674,462

Deferred stock based compensation					895,450	(895,450)		0
Amortization of deferred stock based compensation						123,063		123,063
Net loss for the year ended January 31, 2005		—	—	—	—		(1,313,980)	(1,313,980)
Balance, January 31, 2005	$0	17,306,891	$1,731	($35)	$5,366,194	($772,387)	($1,404,568)	$3,190,934

Sale of common stock - net		127,025	$13		$20,387			$20,400
Sale of common stock - net		1,515,384	$152		$2,656,847			$2,656,999
Sale of Series A Convertible Preferred Stock - net	$2,771,000				($277,101)			$2,493,899

Retirement of Treasury Shares		(350,000)	($35)	$35				$0
Shares issued for services		5,000	$0					$0

Deferred stock based compensation - new grants					$1,262,589	($1,262,589)		$0
Amortization of deferred stock based compensation						$517,996		$517,996
Stock based compensation expense - new grant					$65,000			$65,000
Net loss for 6 months ended July 31, 2005							($2,655,779)	($2,655,779)
Balance, July 31, 2005	$2,771,000	18,604,300	$1,860	$0	$9,093,916	($1,516,980)	($4,060,347)	$6,289,449

The accompanying notes are an integral part of these condensed consolidated financial statements

XENOMICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended July 31,		Period from August 4, 1999 (inception) to
	2005	2004	July 31, 2005
Cash flows from operating activities:
Net loss	$(2,655,779)	$(98,506)	$(4,060,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,545	—	19,612
Stock based compensation expense	582,996	2,733	706,059
Amortization of purchase discount on marketable investments	(1,695)	—	(1,695)
Changes in operating assets and liabilities:
Prepaid expenses	(92,388)	(16,490)	(127,748)
Security deposit	2,565	(50,617)	(55,608)
Accounts payable and accrued expenses	44,918	(8,205)	251,976
Patent costs	—	(1,732)	2,527
Total adjustments	546,941	(74,311)	795,123
Net cash used in operating activities	(2,108,838)	(172,817)	(3,265,224)
Cash flows from investing activities:
Acquisition of equipment	(29,575)	(41,137)	(116,137)
Purchase of marketable investments	(3,442,960)	—	(3,442,960)
Net cash used in investing activities	(3,472,535)	(41,137)	(3,559,097)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,154,999	2,368,510	8,126,313
Payment of acquisition costs on common stock	(477,600)	(149,800)	(477,600)
Proceeds from issuance of preferred stock	2,771,000	—	2,771,000
Payment of acquisition costs on preferred stock	(277,101)	—	(277,101)
Purchase of common stock	—	(500,000)	(500,000)
Net cash provided by financing activities	5,171,298	1,718,710	9,642,612

Net (decrease)increase in cash and cash equivalents	(410,075)	1,504,756	2,816,889

Cash and cash equivalents at beginning of period	3,226,964	339	—
Cash and cash equivalents at end of period	$2,816,889	$1,505,095	$2,816,889

Supplementary disclosure of cash flow information:
Cash paid for taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOMICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2005

(Unaudited)

1. BUSINESS OVERVIEW:

Xenomics, Inc. (“Xenomics” or the “Company") is considered to be in the development stage. Since inception on August 4, 1999, Xenomics’ efforts have been principally devoted to research and development, securing and protecting its patents and raising capital. From inception through July 31, 2005, Xenomics has sustained cumulative net losses of $4,060,347. Xenomics's losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of its proposed products, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees. From inception through July 31, 2005, Xenomics has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial molecular diagnostic products approved by the Food and Drug Administration, and does not expect to have such for several years, if at all.

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

2. BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Xenomics, which include the results of Xenomics, Inc. a Florida corporation and its wholly owned subsidiary Xenomics, a California corporation ("Xenomics Sub"), have been prepared in accordance with (i) accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and (ii) the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Xenomics’s audited financial statements and notes thereto for the year ended January 31, 2005, included in Form 10-KSB filed with the SEC on May 17, 2005. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim periods. The results of operations for the six months ended July 31, 2005 are not necessarily indicative of the results of operations to be expected for the full year ending January 31, 2006.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH, CASH EQUIVALENTS AND MARKETABLE INVESTMENTS - Xenomics considers all highly liquid debt instruments, including treasury bills, purchased with original maturities of three months or less to be cash equivalents.

Marketable investments consisted of held to maturity debt investments that are reported at fair market value. As of July 31, 2005 approximately $3,444,655 was held in US Treasury Bills that had maturities ranging from three to six months. All treasury bills are purchased at a discount to face value, which discount is amortized until maturity, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115 “Accounting for Debt and Equity Securities”. The amortization of a purchase discount of $1,695 on these investments was recorded as interest income in Xenomics’s results of operations for the six months ended July 31, 2005.

BUSINESS CONCENTRATIONS AND CREDIT RISKS - All of Xenomics's cash and cash equivalents and marketable investments as of July 31, 2005 are on deposit with a major money center financial institution, or invested in short term debt instruments, principally U.S. Treasury Bills, not exceeding maturities of 120 days. Bank deposits at any point in time may exceed federally insured limits.

NET LOSS PER SHARE - Basic and diluted net loss per share is presented in conformity with SFAS No. 128, "Earnings per Share," for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of issuable shares pursuant to the conversion of preferred stock and the exercise of stock options and warrants would have been antidilutive.

As of July 31, 2005, Xenomics had 1,288,837 shares of common stock issuable upon conversion of the 277,100 shares of Series A convertible preferred stock outstanding. In addition Xenomics had 2,503,501 and 20,000 common stock warrants outstanding which were 100% vested as of July 31, 2005 and July 31, 2004 respectively. Stock options outstanding totaled 6,290,000 and 3,750,000 as of July 31, 2005 and 2004, respectively. All share and per share amounts have been restated to reflect the 111 for 1 stock split which was effective July 26, 2004.

ACCOUNTING FOR STOCK BASED COMPENSATION - Xenomics has adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As provided for by SFAS 123, Xenomics has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"). During the quarter ended July 31, 2005, Xenomics recorded $299,599 in stock-based compensation expense.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both Quarterly and Annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. (See table below)

Had compensation cost for stock options granted to employees and directors been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, Xenomics's net loss would have been as follows:

	Three Months Ended July 31,		Six Months Ended July,
	2005	2004	2005	2004
Net loss, as reported	$(1,512,577)	$(95,686)	$(2,655,779)	$(98,506)
Add: Stock-based employee compensation expense
recorded under APB No. 25 intrinsic value method	11,250	—	76,250	—
Deduct: Stock-based employee compensation
expense determined under fair value method	(156,906)	(149)	(370,504)	(149)

Pro forma net loss	$(1,658,233)	$(95,835)	$(2,950,033)	$(98,655)

Net loss per share:
Basic and diluted -as reported	$(0.08)	$(0.01)	$(0.14)	($0.01)

Basic and diluted -pro forma	$(0.09)	$(0.01)	$(0.16)	($0.01)
Black-Scholes Methodology Assumptions:
Dividend yield	0%	0%	0%	0%
Risk free interest rate	4.50%	4.25%	4.50%	4.25%
Expected lives of options	7 to 10 years	7 to 10 years	7 to 10 years	7 to 10 years

Volatility of 0% was used until Xenomics's common stock began to trade publicly on July 2, 2004. Since July 5, 2004 through July 31, 2005, Xenomics has used 80% volatility to determine fair value of options granted to employees.

RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004), "Share-Based Payment." SFAS No 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or Quarterly reporting period that begins after December 15, 2005. While Xenomics cannot precisely determine the impact on net loss as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found in the above table of this footnote.

4. STOCKHOLDERS' EQUITY:

On January 28, 2005, the Company closed the first traunche of a private placement selling 1,368,154 shares of common stock and 367,681 warrants to certain investors (the "Investors"). The securities were sold as a unit (the "Units") at a price of $1.95 per Unit for aggregate proceeds of $2,667,900. Each Unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock. The warrants are immediately exercisable at $2.95 per share and are exercisable at any time within five years from the date of issuance. The Company issued an aggregate 123,659 warrants to purchase common stock to various selling agents, which are immediately exercisable at $2.15 per share and will expire five years after issuance.

On February 5, 2005 the Company completed the first traunche of the private placement described above selling an additional 104,564 shares of its common stock to the Investors at a price of $1.95 per share for aggregate proceeds of $200,000. In addition, the Company paid an aggregate $179,600 in cash and issued 24,461 shares of common stock to certain selling agents, in lieu of cash.

In connection with the offer and sale of securities to the Investors and the Company also entered into a Registration Rights Agreement, dated as of January 28, 2005 (the "Registration Rights Agreement"), with the Investors pursuant to which the Company has agreed to file, within 120 days after the closing, a registration statement covering the resale of the shares of common stock sold to the Investors and the shares of common stock issuable upon exercise of the Warrants issued to the Investors.

On April 7, 2005, the Company closed the second and final traunche of the private placement selling 1,515,384 shares of common stock and 378,846 warrants to certain additional Investors for aggregate proceeds of $2,954,999. The Company paid an aggregate $298,000 in fees and issued an aggregate 121,231 warrants to purchase common stock to selling agents. The warrants are immediately exercisable at $2.15 per share and will expire five years after issuance. These April 7, 2005 Investors became parties to the same Registration Rights Agreement as the January 28, 2005 Investors.

On July 13, 2005, the Company closed a private placement of 277,100 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and 386,651 warrants to certain investors for aggregate gross proceeds of $2,771,000 pursuant to a Securities Purchase Agreement dated as of July 13, 2005. The warrants are immediately exercisable at $3.25 per share and are exercisable at any time within five years from the date of issuance. The Company paid an aggregate $277,101 and issued an aggregate 105,432 warrants to purchase common stock to certain selling agents. The warrants issued to selling agents are immediately exercisable at $2.50 per share and will expire five years after issuance.

The Company’s Articles of Incorporation have been amended to provide for the issuance of 277,100 shares of Series A Preferred Stock pursuant to the Articles of Amendment to the Articles of Incorporation filed with the State of Florida on July 13, 2005.

9. COMMITMENTS AND CONTINGENCIES:

LICENSE AGREEMENTS:

On June 28, 2005, Xenomics, The Spallanzani National Institute for Infectious Diseases (“INMI”) and SpaXen Italia, S.R.L., a joint venture between Xenomics and INMI (“SpaXen”), entered into a license agreement in which INMI granted to SpaXen an exclusive license to manufacture, have manufactured, use, import, offer to sell and/or sell products covered by certain existing and newly developed intellectual property assigned to INMI, pertaining to the application of Tr- DNA technology to the field of infectious diseases.  In addition, SpaXen granted Xenomics an exclusive sublicense to manufacture, use, import and/or sell any products covered by the same INMI intellectual property licensed by SpaXen from INMI.  Pursuant to the license agreement Xenomics agreed to pay to SpaXen a running royalty of 2% of the Company’s net sales of any product resulting from the licensed INMI intellectual property. SpaXen has agreed to pay INMI a running royalty of 50% of the royalty fees paid by Xenomics. SpaXen's primary research and development targets will be tests for diagnosis of AIDS, hepatitis B, tuberculosis, malaria, and leishmaniasis diseases with the highest levels of morbidity and mortality.

EMPLOYMENT AND CONSULTING AGREEMENTS:

On June 27, 2005 Xenomics entered into an agreement with Gabriele M. Cerrone, the Company’s Co-Chairman, to serve as a consultant for a term of three years with automatic renewal for successive one year periods unless either party gives notice to the other not to renew the agreement. The duties of Mr. Cerrone pursuant to the agreement consist of business development, strategic planning, capital markets and corporate financing consulting advice. Mr. Cerrone’s compensation under the agreement is $16,500 per month. In the event the agreement is terminated without cause or for good reason, Mr. Cerrone will receive a cash payment equal to the aggregate amount of the compensation payments for the then remaining term of the agreement. In addition, in such event, all unvested stock options owned by Mr. Cerrone will immediately vest and the exercise period of such options will be extended to the later of the longest period permitted by the Company’s stock option plans or ten years following termination. In the event a change of control of the Company occurs, Mr. Cerrone shall be entitled to such compensation upon the subsequent termination of the agreement within two years of the change in control unless such termination is the result of Mr. Cerrone's death, disability or retirement or Mr. Cerrone’s termination for cause.

On May 24, 2005, the Company’s Compensation Committee in recognition of the substantial time and effort to the Company’s affairs during the past year by each of Gabriele M. Cerrone, Co-Chairman, L. David Tomei, Co-Chairman and President of SpaXen Italia, S.R.L., the Company’s joint venture with the Spallanzani National Institute for Infectious Diseases in Rome, Italy, Samuil Umansky, President and Hovsep Melkonyan, Vice President, Research, accelerated the vesting of outstanding stock options dated June 24, 2004 previously granted to each such officer in the amounts of 1,050,000, 1,012,500, 1,012,500 and 675,000, respectively, so that such options vest as of May 24, 2005. No other terms of the original option agreements were changed (e.g. number of shares, exercise price, or life of the option) therefore, in accordance with FASB Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation (paragraph 31), no modification of the original stock based compensation was required.

On February 14, 2005, Xenomics entered into an employment agreement with Bernard Denoyer, pursuant to which Mr. Denoyer will serve as Vice President-Controller for a period of 1 year commencing February 14, 2005. The agreement is automatically renewed for successive 1 year periods until written notice not to renew is delivered by either us or Mr. Denoyer. Mr. Denoyer's salary is $75,000 per year. In connection with the employment agreement, Mr. Denoyer received a grant of 75,000 incentive stock options pursuant to Xenomics's stock option plan with an exercise price of $2.50 per share. Such options will vest at the rate of 25,000 per year for a period of three years beginning on January 14, 2006.

On December 13, 2004 Xenomics entered into a letter of engagement (the “Agreement”) with Trilogy Capital Partners, Inc. (“Trilogy”). The term of the Agreement is for twelve months and terminable thereafter by either party upon 30 days’ prior written notice. Pursuant to the Agreement, Trilogy will provide marketing, financial public relations services and assume the responsibilities of an investor relations officer. Xenomics will pay Trilogy $10,000 per month under the Agreement.

Pursuant to the Agreement, Xenomics issued warrants to Trilogy to purchase 1,000,000 shares of Common Stock of Xenomics at an exercise price of $2.95 per share (the “Warrants”). The exercise price was determined to be consistent with the price of the warrants being offered to purchasers as part of an investment unit in the then operative private placement memorandum. The Warrants issued to Trilogy are exercisable upon issuance and expire on December 13, 2007. Xenomics has agreed to file a registration statement with the Securities and Exchange Commission registering for resale the shares of Common Stock underlying the Warrants. The Fair Value of the Warrants using the Black-Scholes methodology is $862,656 which was recorded as deferred stock-based compensation expense to be amortized over the term of the Agreement starting in the quarter ended January 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION AND PLAN OF OPERATION

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

HISTORY

Since inception on August 4, 1999 through July 31, 2005, we have sustained cumulative net losses of $4,060,347. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through July 31, 2005, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial products and we do not expect to have any for the foreseeable future. Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net cash inflows from any products developed may take several years to achieve.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2005 AND 2004.

We had no revenues during the quarters ended July 31, 2005 and 2004 because we do not have any commercial products and we do not expect to have any for the foreseeable future.

Operating expenses increased to $1,546,263 during the quarter ended July 31, 2005 from $95,686 for the same period in 2004. This increase occurred as a result of increased business activities which began subsequent to July 2, 2004, the date our business combination and first private placement was completed.

Research and development expenses increased to $266,161 during the quarter ended July 31, 2005, from $90,949 during the quarter ended July 31, 2004. These expenditures include our in-house research and development laboratory in New Jersey, salaries and staff costs, patent legal, filing and maintenance expenses, regulatory and scientific consulting fees and laboratory supplies. Our research and development expenses increased because we were operating for the full three months in the quarter ended July 31, 2005 whereas we only had limited operations during the quarter ended July 31, 2004.

General and administrative expenses increased to $980,503 during the quarter ended July 31, 2005 as compared to $2,004 during the quarter ended July 31, 2004. This increase was principally due to increased investor relation expenditures of approximately $246,000; higher compensation cost associated with the hiring of our Chief Executive Officer, Controller and other office staff of approximately $160,000; consulting fees associated with retaining the services of our Co-Chairmen, Messrs. Cerrone and Tomei totaling approximately $140,000; plus legal and public accounting fees of approximately $138,000; and facilities expense totaling approximately $114,000.

Stock-based compensation expense for the quarters ended July 31, 2005 and 2004 was $299,599 and $2,733 respectively. During the quarter ended July 31, 2005 approximately $288,000 of such expense is attributable to options and warrants granted to certain independent consultants for services rendered and was measured using the fair value (Black-Scholes) methodology. Had we used the fair value method for employee and director options (instead of intrinsic value) our stock based compensation expense would have been approximately $145,000 higher in the quarter ended July 31, 2005, whereas this alternative methodology would have had minimal impact in the quarter ended July 31, 2004.

Interest and investment income for the quarter ended July 31, 2005 was $33,686, whereas no interest income was earned in the quarter ended July 31, 2004. Interest and investment income increased as a result of our higher cash and marketable investment balances reflecting our recent private placements discussed in the “Liquidity and Capital Resources” section below.

Net loss for the quarter ended July 31, 2005 was ($1,512,577) as compared to a loss of ($95,686) for the same period in 2004. The increase in the net loss in 2005 is the result of higher operating expenses, slightly offset by higher interest and investment income as described above.

SIX MONTHS ENDED JULY 31, 2005 AND 2004.

We had no revenues during the six months ended July 31, 2005 and 2004 because we do not have any commercial products and we do not expect to have any for the foreseeable future.

Operating expenses increased to $2,701,589 during the six months ended July 31, 2005 from $98,506 for the same period in 2004. This increase occurred as a result of increased business activities which began subsequent to July 2, 2004, the date our business combination and first private placement was completed.

Research and development expenses increased to $562,807 during the six months ended July 31, 2005, up from $93,769 during the six months ended July 31, 2004. These expenditures include salaries and staff costs for our in-house research and development laboratory in New Jersey, patent legal, filing and maintenance expenses, regulatory and scientific consulting fees and laboratory supplies. Our research and development expenses increased because we were operating for the full six months in the six months ended July 31, 2005 whereas we only had limited operations during the six months ended July 31, 2004.

General and administrative expenses increased to $1,555,786 during the six months ended July 31, 2005 as compared to $2,004 during the six months ended July 31, 2004. This increase was principally due to increased investor relation expenditures of approximately $370,000; higher compensation cost associated with the hiring of our Chief Executive Officer, Controller and other office staff of approximately $292,000; consulting fees associated with retaining the services of our Co-Chairmen, Messrs. Cerrone and Tomei totaling approximately $205,000; plus legal and public accounting fees in connection with our fund raising activities of approximately $166,000; and facilities expense totaling approximately $203,000.

Stock-based compensation expense for the six months ended July 31, 2005 and 2004 was $582,996 and $2,733 respectively. During the six months ended July 31, 2005 approximately $506,000 of such expense is attributable to options and warrants granted to certain independent consultants for services rendered and was measured using the fair value (Black-Scholes) methodology. Had we used the fair value method for employee and director options (instead of intrinsic value) our stock based compensation expense would have been approximately $294,000 higher in the six months ended July 31, 2005, whereas this alternative methodology would have had minimal impact in the six months ended July 31, 2004.

Interest and investment income for the six months ended July 31, 2005 was $45,810, whereas no interest income was earned in the six months ended July 31, 2004. Interest and investment income increased as a result of our higher cash and marketable investment balances reflecting our recent private placements discussed in the “Liquidity and Capital Resources” section below.

Net loss for the six months ended July 31, 2005 was ($2,655,779) as compared to a loss of ($98,506) for the same period in 2004. The increase in the net loss in 2005 is the result of higher operating expenses, slightly offset by higher interest and investment income as described above.

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

We intend to develop our infectious disease applications at SpaXen, S.R.L. our joint venture with The Spallanzani National Institute for Infectious Diseases (“INMI”) located in Rome Italy. Under the terms of our agreement with INMI, INMI provides laboratory space to SpaXen and financial support in the form of chemicals and scientific personnel to work on applications of the Tr-DNA technology for a broad variety of infectious diseases. The Spallanzani Institute is a large AIDS treatment center and provides patient care to 4,000 infected patients. The SpaXen joint venture provides access to needed human clinical samples for development of our HIV and TB products. If our agreement with INMI is terminated, we may not be able to gain access to needed human clinical samples which will prevent us from developing FDA approved products and will severely limit our ability to generate revenue through product sales.

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

We expect it will take 2 to 3 years for our first product to be commercialized. During the second half of calendar 2006, with the addition of appropriate regulatory personnel, we intend to create a good manufacturing practice, or GMP, compliant manufacturing facility. At the same time, we must adopt the FDA Quality System Regulations (QSR) system of documentation. In most cases, we expect to purchase bulk quantities of specified raw materials and reagents from qualified vendors. In some cases, we may synthesize certain materials and reagents. We expect our manufacturing facility to use bulk materials to assemble reagent sets, perform quality control testing and package the reagent sets for shipping and distribution. Because we do not have manufacturing experience, we may not be able to establish a GMP compliant facility or develop reproducible and effective manufacturing processes at a reasonable cost. In such event, we will have to rely on third party manufacturers whose availability and cost is presently unclear.

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

LIQUIDITY AND CAPITAL RESOURCES.

As of July 31, 2005 we had $6,261,544 in cash, cash equivalents and marketable investments, compared to $3,226,965 as of January 31, 2005. This increase of approximately $3,000,000 is the result of a net fund raising of approximately $5,100,000 less $2,100,000 used for operating activities during the six months ended July 31, 2005.

On January 28, 2005, the Company closed the first traunche of a private placement selling 1,368,154 shares of common stock and 367,681 warrants to certain investors (the "Investors"). The securities were sold as a unit (the "Units") at a price of $1.95 per Unit for aggregate proceeds of $2,667,900. Each Unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock. The warrants are immediately exercisable at $2.95 per share and are exercisable at any time within five years from the date of issuance. The Company issued an aggregate 123,659 warrants to purchase common stock to various selling agents, which are immediately exercisable at $2.15 per share and will expire five years after issuance.

On February 5, 2005 the Company completed the first traunche of the private placement described above selling an additional 104,564 shares of its common stock to the Investors at a price of $1.95 per share for aggregate proceeds of $200,000. In addition, the Company paid an aggregate $179,600 in cash and issued 24,461 shares of common stock to certain selling agents, in lieu of cash.

On April 7, 2005, the Company closed the second and final traunche of the private placement selling 1,515,384 shares of common stock and 378,846 warrants to certain additional Investors for aggregate proceeds of $2,954,999. The Company paid an aggregate $298,000 in fees and issued an aggregate 121,231 warrants to purchase common stock to selling agents. The warrants are immediately exercisable at $2.15 per share and will expire five years after issuance. These April 7, 2005 Investors became parties to the same Registration Rights Agreement as the January 28, 2005 Investors.

On July 13, 2005, the Company closed a private placement of 277,100 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and 386,651 warrants to certain investors for aggregate gross proceeds of $2,771,000 pursuant to a Securities Purchase Agreement dated as of July 13, 2005. The warrants are immediately exercisable at $3.25 per share and are exercisable at any time within five years from the date of issuance. The Company paid an aggregate $277,101 and issued an aggregate 105,432 warrants to purchase common stock to certain selling agents. The warrants issued to selling agents are immediately exercisable at $2.50 per share and will expire five years after issuance.

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

To date, our sources of cash have been primarily limited to the sale of our equity securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates.

ITEM 3: CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Principal Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of July 31, 2005, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under.

There were no significant changes in our internal controls over financial reporting that could significantly affect internal controls during the three months ended July 31, 2005.

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

Xenomics, Inc.
(Registrant)

Date: September 19, 2005	By:	/s/ V. Randy White

V. Randy White Chief Executive Officer

Date: September 19, 2005	By:	/s/ Bernard F. Denoyer

Bernard F. Denoyer Vice President, Controler

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002