Form 10KSB/A
period 2005-01-31
XENOMICS INC
filed 2005-10-28
CIK 1213037

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

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

☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer's revenues for the year ended January 31, 2005 were $-0- .

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on May 16, 2005, based on the closing bid price on such date, was $44,873,043.

As of May 16, 2005 the issuer had a total of 18,949,300 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

Explanatory Note

This Form 10-KSB/A to our Annual Report on Form 10-KSB for the year ended January 31, 2005 is being filed for the purposes of responding to comments received by us from the Staff of the Securities and Exchange Commission.  This Amendment speaks as of the original filing date of our Annual Report on Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date.

XENOMICS, INC.
FORM 10-KSB/A

PART I

This Form 10-KSB/A contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are characterized by future or conditional verbs and include, but are not limited to, statements regarding the results of product development efforts, clinical trials and the scope and success of future operations. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under "Risk Factors" and elsewhere in this Form 10-KSB/A for the year ended January 31, 2005, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical studies, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

ITEM 1. DESCRIPTION OF BUSINESS.

We are a development stage molecular diagnostic company that focuses on the development of DNA-based tests using transrenal DNA or Tr-DNA. Tr-DNAs are fragments of DNA derived from dying cells inside the body compartment. The intact DNA is fragmented in these dying cells, appears in the blood stream and these fragments have been shown to cross the kidney barrier and can be detected in urine. Our patented technology uses safe and simple urine collection and can be applied to a broad range of testing including: prenatal genetic testing, tumor detection and monitoring, tissue transplantation, infectious disease, forensic identification, drug development and bio-terrorism. In March 2004, we organized a joint venture with the Spallanzani National Institute for Infectious Diseases (Instituto Nazionale per le Malattie Infettive) in Rome, Italy, in the form of a new R&D company called SpaXen Italia, S.R.L, or SpaXen, which will conduct research and development on non-invasive diagnostic tests for infectious disease using Tr-DNA methodology.

THE TECHNOLOGY

Our scientists were the first to report the discovery that a portion of cell-free DNA found in the bloodstream can cross the kidney barrier and be detected in the urine. This is transrenal DNA or Tr-DNA. Urine analysis of Tr-DNA provides a simple, non-invasive method and a platform technology for a broad range of diagnostic genetic tests. In comparison with conventional tests, this methodology has significant advantages with respect to patient compliance, ease of testing, speed and cost. We own proprietary technology protected by broad patents covering the fields of prenatal genetic diagnosis, cancer detection and transplantation. We expect pending patent applications to further extend coverage to all diagnostic applications of Tr-DNA.

Our Tr-DNA technology has been evaluated for applications in cancer in various clinical studies and we have executed research contracts, subject to Institutional Review Board, or IRB, approval, with North Shore - Long Island Jewish (LIJ) Health System and Eastern Virginia Medical School to begin human clinical studies for applications in prenatal genetic diagnosis. As a result, our initial operations will focus on early product opportunities in prenatal genetic diagnosis for disorders such as Down syndrome, Fragile X Syndrome, Rh incompatibility and gender determination. We plan to expand the prenatal testing capabilities to include a comprehensive set of markers, and plan to develop our technology for diagnostic applications in cancer, infectious diseases and transplantation.

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

PRENATAL TESTING According to government statistics for 2004 there were 6.2 million pregnancies in the United States alone. Those reports also show a current trend in the United States that women are delaying having children until a later age. However, the risk of many genetic disorders increases with maternal age. An example is Down syndrome where the risk is 1 in 1,400 for women 25 years of age and 1 in 380 for women 35 years of age. Today, the only prenatal test that can provide a definitive diagnosis of Down syndrome is amniocentesis. Because amniocentesis has well known risks associated with the procedure, including an approximate 1%

risk of spontaneous miscarriage, only about 10-15% of patients who should have prenatal genetic tests according to physicians and genetic counselors actually agree to undergo the amniocentesis procedure. The risk of spontaneous miscarriage limits the recommended use of amniocentesis to women older than 35 years of age. Currently there are no tests available that provides a definitive result for women who decline amniocentesis, or are younger than 35 years of age. Tests such as the "triple" screen or "quad" screen are available, but these tests provide an assessment of risk, not a definitive result. In addition, the best sensitivity reported in the scientific literature for these is a 75% detection rate. If we succeed in developing a prenatal screening test for Down syndrome with improved sensitivity compared to "triple" and "quad" screen, we expect that patient compliance for recommended prenatal genetic testing will increase significantly considering that donation of a urine specimen is simple, risk-free to both the mother and the baby, and may be able to be performed in the first trimester of pregnancy.

Initial product focus in prenatal testing will be on diagnostic tests for Down syndrome, Fragile X Syndrome, Rett syndrome, Rh incompatibility and gender determination. The future pipeline in prenatal genetic testing may include tests for trisomy 18 and 13, Tay Sachs and Askenazi Jewish syndrome, Huntington's disease, sickle cell anemia and other genetic disorders.

CANCER TESTING It is anticipated that Tr-DNA analysis will become a platform technology for development of tests for the monitoring of tumor and pre-cancerous progression and post-treatment screening for tumor re-growth conditions. The initial opportunities for diagnostic test development are gastrointestinal tumors, including colorectal cancer, liver cancer and pancreatic cancer. Our technology was evaluated in a clinical study at Thomas Jefferson University and showed the ability to detect pre-cancerous colon polyps in patients undergoing colonoscopy. About 160,000 new cases of colon cancer and 25,000 new cases of pancreatic cancer occur in the United States each year. Routine testing is recommended for the 60-70 million of people over 50 at risk for colorectal polyps. Additional products in the oncology diagnostics pipeline are tests for the early detection of prostate cancer and other tumors as well as high-risk pre-cancerous conditions.

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

SPAXEN JOINT VENTURE

In March, 2004, we organized a joint venture with the Spallanzani National Institute for Infectious Diseases (Instituto Nazionale per le Malattie Infettive, "INMI") in Rome, Italy, in the form of a new R&D company called SpaXen Italia, S.R.L ("SpaXen"). In laboratories provided to SpaXen within INMI, scientists work to apply the Tr-DNA technology to the development of new, truly non-invasive test platforms for a broad variety of infectious diseases. Shares of SpaXen are held 50% by INMI and 50% by us. SpaXen's deed of incorporation (Costituzione Di Societa) dated March 11, 2004 provides, among other terms, the following:

•
Corporate capital: 200,000 Euros, of which INMI contributed 100,000 Euros in cash and we contributed intellectual property, as further described below, which was deemed to have a value of 100,000 Euros;

•	Corporate Term: Until December 31, 2009, unless extended or wound up prior to that date;

•
Shareholder Vote: All shareholder resolutions require a 2/3 super-majority except for certain resolutions regarding amendments to the deed of incorporation, change of corporate purpose, and significant changes in shareholder rights, among others, which require unanimous vote by the shareholders;

•
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

•	Dissolution: The shareholders of SpaXen may unanimously vote to dissolve SpaXen prior to the end of the Corporate Term.

In conjunction with the formation of SpaXen, we and INMI have entered into a certain Shareholder Agreement, which provides, among other terms, the following

•
As its contribution to SpaXen, we agreed to assign to SpaXen all rights and patent applications to that portion of the Tr-DNA technology that applies Tr-DNA technology to the field of infectious diseases (the "Contributed IP");

•
All profits of SpaXen will be reinvested into research and development of intellectual property applying Tr-DNA technology to pathologies caused by or associated with infectious agents (the "Newly Developed IP");

•	INMI will be the sole owner of all Newly Developed IP;

•
SpaXen will be the sole owner of all intellectual property derived from SpaXen's research that may be applied in fields other than pathologies caused by or associated with infectious agents (the "Derivative IP");

•	We will have royalty-free, perpetual, exclusive, worldwide commercialization rights for Derivative IP;

•
We will have exclusive worldwide commercialization rights for Newly Developed IP in consideration for a license fee payment of not more than 10% of net proceeds of all products utilizing Newly Developed IP;

•	The initial term of commercialization rights for Newly Developed IP is 5 years (commencing April 7, 2004), with the possibility of a 5 year extension;

•
In the event that a patent issues based on Newly Developed IP during the term of commercialization rights for Newly Developed IP, the commercialization rights for Newly Developed IP will be extended for the duration of such patent; and

•	Upon dissolution of SpaXen, our commercialization rights for Newly Developed IP will terminate, the Contributed IP will revert back to us and all capital surplus will be paid to INMI;

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

We consider the protection of our proprietary technologies and products to be a critical element in the success of our business. As of May 16, 2005, we had 3 issued U.S. patents expiring at varying dates, no issued foreign patents,and a number of pending patent applications filed in the U.S. and abroad. In addition to pursuing patents and patent applications relating to our platform technology, we have and may enter into other license arrangements to obtain rights to third-party intellectual property where appropriate.

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

Our principal executive office is located at 420 Lexington Avenue, Suite 1701, New York, New York 10170 and our telephone number is (212) 297-0808.

We maintain a site on the World Wide Web at www.xenomics.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings, including our annual report on Form 10-KSB/A, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

RISKS RELATED TO OUR BUSINESS

WE ARE A DEVELOPMENT STAGE COMPANY AND MAY NEVER COMMERCIALIZE ANY OF OUR PRODUCTS OR SERVICES OR EARN A PROFIT.

We are a development stage company and have incurred losses since we were formed. From our date of inception, April 26, 2002, through January 31, 2005, we have accumulated a total deficit of $3,059,597. To date, we have experienced negative cash flow from development of the Tr-DNA technology. We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize the Tr-DNA technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from the Tr-DNA technology or attain profitability, we will not be able to sustain operations.

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

The use of the Tr-DNA technology has never been commercialized for any indication. Even if approved for sale by the appropriate regulatory authorities, physicians may not order diagnostic tests based upon the Tr-DNA technology, in which event we may be unable to generate significant revenue or become profitable. Acceptance of the Tr-DNA technology will depend on a number of factors including:

•	acceptance of products based upon the Tr-DNA technology by physicians and patients as safe and effective diagnostic products,

•	adequate reimbursement by third parties;

•	cost effectiveness;

•	potential advantages over alternative treatments; and

•	relative convenience and ease of administration.

OUR FAILURE TO OBTAIN HUMAN URINE SAMPLES FROM MEDICAL INSTITUTIONS FOR OUR CLINICAL STUDIES WILL ADVERSELY IMPACT THE DEVELOPMENT OF OUR TR-DNA TECHNOLOGY.

We have executed research contracts, subject to IRB approval, with North Shore - Long Island Jewish (LIJ) Health System in Lake Success, New York and Eastern Virginia Medical School in Norfolk, Virginia in order to obtain human urine samples from pregnant women for our clinical studies. There can be no assurance we will receive IRB approval from these medical institutions. If we are not able to obtain IRB approval, we will not be able to perform the required clinical studies to develop our Tr-DNA technology. Even if we obtain IRB approval, we may not be able to satisfy certain performance milestones required to continue our clinical studies. These performance milestones include:

•	the presence of sufficient Tr-DNA of fetal origin during first trimester of pregnancy to perform genetic testing;

•	our ability to reliably harvest Tr-DNA of fetal origin from random maternal urine collection;

•	developing a method with sufficient sensitivity to provide a reliable "negative" result; and

•	developing a method with an acceptable false positive rate.

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

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	technological innovations or new products and services by us or our competitors;
•	clinical trial results relating to our tests or those of our competitors;
•	reimbursement decisions by Medicare and other managed care organizations;
•	FDA regulation of our products and services;
•	the establishment of partnerships with clinical reference laboratories;
•	health care legislation;
•	intellectual property disputes;
•	additions or departures of key personnel;
•	sales of our common stock
•	our ability to integrate operations, technology, products and services;
•	our ability to execute our business plan;
•	operating results below expectations;
•	loss of any strategic relationship;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

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

HISTORY

We were incorporated in the State of Florida on April 26, 2002 as Used Kar Parts, Inc. On July 2, 2004, we acquired Xenomics, an unaffiliated California corporation (“Xenomics Sub”) by issuing 2,258,001 shares of our common stock to Xenomics Subs’ five shareholders in exchange for all outstanding shares of Xenomics Sub stock (the "Exchange"). Xenomics Sub was formed on August 4, 1999. For accounting purposes, the acquisition has been treated as an acquisition of Used Kar Parts, Inc. by Xenomics Sub and as such a recapitalization of Xenomics Sub. Accordingly, the historical financial statements from inception on August 4, 1999 to July 2, 2004 are those of Xenomics Sub

The Exchange was made according to the terms of a Securities Exchange Agreement dated May 18, 2004. As part of the Exchange, we:

•	amended our articles of incorporation to change our corporate name to "Xenomics, Inc." and to split our stock outstanding prior to the redemption 111 for 1 (effective July 26, 2004).
•	redeemed 1,971,734 pre-split shares (the equivalent of 218,862,474 post-split shares) from Panetta Partners Ltd., a principal shareholder at the time, for $500,000 or $0.0023 per share.
•	entered into employment agreements with two of the former Xenomics Sub shareholders and a consulting agreement with one of the former Xenomics Sub shareholders.
•	entered into a Voting Agreement with certain investors, the former Xenomics Sub shareholders and certain principal shareholders.
•
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

On June 24, 2004, we entered into a voting agreement with L. David Tomei, Co-Chairman, Samuil Umansky, President, Hovsep Melkonyan, Vice President, Research, Anatoly Lichtenstein and Kathryn Wilkie (collectively, the “Xenomics Shareholders”), Panetta Partners Ltd., an affiliate of Gabriele M. Cerrone, Etruscan Mobilia Investments, Ltd., Hawkeye Incubator Ltd. and Lazio Bioventure Ltd. (collectively, the “Original Shareholders”) and Fimi, SPA, Blenton Management, Roffredo Gaetani, Nicola Granato, R. Merrill Hunter, Mike Wilkins, Christoph Bruening and Fossil Ventures LLC (collectively, the “Investors”) pursuant to which so long as the Xenomics Shareholders own an aggregate 752,667 shares of common stock of our company, such Xenomics Shareholders shall have the right to (i) designate 1/3 of the members of the Board of Directors if the number of directors on the Board is more than 7, (ii) designate 2 directors if the number of directors on the Board is between 5 and 7 or (iii) designate 1 director if the number of directors on the Board is less than 5. The voting agreement will terminate upon the earlier of (a) the adjudication by a court of competent jurisdiction that our company is bankrupt or insolvent, (b) the filing of a certificate of dissolution by us, (c) upon the written consent of us and a majority of the Xenomics Shareholders, (d) upon the listing of our shares of common stock on NASDAQ or a national securities exchange, or (e) on June 15, 2007.

HISTORY (Continued)

We are a party to a technology acquisition agreement dated June 24, 2004 with L. David Tomei, Chairman, Samuil Umansky, President, Hovsep Melkonyan, Vice President, Research, Anatoly Lichtenstein and Kathryn Wilkie (collectively, the “Shareholders”) and Xenomics Sub pursuant to which the Shareholders have the option for a period of 90 days after the delivery of an accounting from us (due by August 1, 2006) to acquire the Tr-DNA technology from us in the event we expended less than 50% of the aggregate net proceeds received by us from our aggregate equity or debt financings during the two year period ending on July 2, 2006, on development of the Tr-DNA technology. Upon delivery of the exercise notice by the Shareholders, we will have 90 days in which to remedy the inadequacies in the exercise notice. In consideration for the acquisition of the Tr-DNA technology each Shareholder would transfer to us all of the shares of our common stock owned by such Shareholder as well as the market value of the shares of common stock received in the Exchange but subsequently sold by such Shareholder. In addition, all stock options and other rights to purchase common stock owned by such Shareholder would be canceled. As of January 31 2005, we have raised $4,379,352, net of finder’s fees and expenses, substantially all of which has been used on development of the Tr-DNA technology. As additional capital is raised, we anticipate that substantially all of it will be used to develop the Tr-DNA technology.

Since inception on August 4, 1999 through January 31, 2005, we have sustained cumulative net losses of $3,059,597. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through January 31, 2005, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial products and we do not expect to have any for the foreseeable future. Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net cash inflows from any products developed may take several years to achieve.

RESULTS OF OPERATIONS

YEARS ENDED JANUARY 31, 2005 AND 2004.

We had no revenues during the years ended January 31, 2005 and 2004 because we do not have any commercial products and we do not expect to have any for the foreseeable future.

Operating expenses increased to $1,394,393 during the year ended January 31, 2005 from $397,047 for the same period in 2004. This increase reflects heightened business activity since the recapitalization discussed elsewhere in this report. During the year ended January 31, 2005 research and development expenses increased to $619,635 as compared to $383,564 during the year ended January 31, 2004, reflecting higher salaries and wages, patent prosecution fees and legal expenses, consultants and scientific advisors.

General and administrative expenses increased to $651,695 during the year ended January 31, 2005, as compared to $13,483 during the year ended January 31, 2004, primarily reflecting higher rent expenses for our newly opened New York office and laboratory space in New Jersey, corporate legal and accounting, insurance and higher salaries and wages associated with hiring a CEO in September 2004.

Included in operating expenses during the year ended January 31, 2005 was non-cash stock-based compensation expense of $123,063, principally associated with warrants issued to an investor relations consultant, whereas we had no such expense during the year ended January 31, 2004

Net loss for the year ended January 31, 2005 was $1,388,384 compared to a loss of $383,021 for the same period in 2004. The increase in the net loss in 2005 is the result of higher operating expenses, as described above.

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

LIQUIDITY AND CAPITAL RESOURCES.

As of January 31, 2005 we had $3,226,965 in cash and cash equivalents, compared to $339 as of January 31, 2004. This increase is the result of $4,379,352 cash provided by the sale of common stock, net of related finders fees and expenses, less $86,562 invested in new equipment for our New Jersey laboratory, and $1,066,164 expended in operating activities.

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

On January 28, 2005, we closed the first traunche of a private placement selling 1,368,154 shares of common stock and 367,681 warrants to certain investors (the "Investors"). The securities were sold as a unit (the "Units") at a price of $1.95 per Unit for aggregate proceeds of $2,667,900. Each Unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock. The warrants are immediately exercisable at $2.95 per share and are exercisable at any time within five years from the date of issuance. We issued an aggregate 123,659 warrants to purchase common stock to various selling agents, which are immediately exercisable at $2.15 per share and will expire five years after issuance. The warrants had a fair value of $157,062 on the date of issuance and this amount was recorded as a cost of raising capital.

On February 5, 2005 we completed the first traunche of the private placement described above selling an additional 102,564 shares of our common stock to the Investors at a price of $1.95 per share for aggregate proceeds of $200,000. In addition, we paid an aggregate $179,600 in cash and issued 24,461 shares of common stock to certain selling agents, in lieu of cash.

On April 7, 2005, subsequent to the balance sheet date, we closed the second and final traunche of the private placement of 1,515,384 shares of common stock and 378,846 warrants to certain additional Investors. The securities were sold as a unit (the "Units") at a price of $1.95 per Unit for aggregate proceeds of $2,954,999. Each Unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock. The warrants are immediately exercisable at $2.95 per share and are exercisable at any time within five years from the date of issuance. We paid an aggregate $298,000 and issued an aggregate 121,231 warrants to purchase common stock to Axiom Capital Management who acted as the selling agent. The warrants are immediately exercisable at $2.15 per share, will expire five years after issuance. The warrants had a fair value of $222,188 on the date of issuance and this amount was recorded as a cost of raising capital. These April 7, 2005 Investors became parties to the same Registration Rights Agreement as the January 28, 2005 Investors

Our working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of: product development; pre-clinical and clinical testing; obtaining regulatory approvals; technological advances and our ability to establish collaborative arrangements with research organizations and individuals needed to commercialize our products. Our capital resources will be focused primarily on the clinical development and regulatory approval of our Tr-DNA technology. We expect that our existing capital resources will be sufficient to fund our operations for at least the next 12 months. We will be required to raise additional capital to complete the development and commercialization of our current product candidates.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of January 31, 2005.

CONTRACTUAL OBLIGATIONS AND COMMITTMENTS

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of January 31, 2005, and is based on information appearing in the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-KSB:

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating Leases	$649,303	$160,878	$200,383	$234,249	$53,793
Employment and Consulting Agreements	1,728,375	700,000	700,000	328,375	—

Total obligations	$2,377,678	$860,878	$900,383	$562,624	$53,793

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Note 3 of the notes to our consolidated financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Accounting for Business Combinations - We have applied the Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" to the Exchange concluded on July 2, 2004. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" in its entirety. All business combinations in the scope of this Statement are now to be accounted for using only one method, the purchase method. The accompanying consolidated financial statements of our company which include the results of Xenomics, Inc. a Florida corporation and its wholly owned subsidiary Xenomics Sub have been prepared in accordance with SFAS No. 141 and we have determined that the acquiring entity was Xenomics Sub. For accounting purposes, the acquisition has been treated as an acquisition of Xenomics Inc. (formerly Used Kar Parts, Inc.) by Xenomics Sub and as a recapitalization of Xenomics Sub. Accordingly, the historical financial statements prior to July 2, 2004 are those of Xenomics Sub

Accounting for stock based compensation: We have adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As provided for by SFAS 123, we have also elected to account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25")." Accordingly, compensation expense has been recognized based on the intrinsic value of stock issued or options granted to employees and directors for services rendered. Other stock based compensation associated with grants to non-employees, as well as Directors who perform services outside of their Board duties, is measured using the fair value method. We rely on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through January 31, 2005 stock based compensation expense totaled $123,063 and our deferred unamortized stock-based compensation as January 31, 2005 was $772,387.

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

Accounting for research and development: In accordance with SFAS No. 2, “Accounting for Research and Development Costs” (“SFAS 2”) all research and development costs are expensed as incurred. These include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of our proposed products, patent legal, filing and maintenance expenses, regulatory and scientific consulting fees to outside suppliers.

ITEM 7. FINANCIAL STATEMENTS.

The full text of our audited consolidated financial statements for the fiscal years ended January 31, 2005 and 2004 begins on page F-1 of this Annual Report on Form 10-KSB/A.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers and directors as of May 16, 2005:

Name	Age	Positions
L. David Tomei, Ph.D.	60	Chairman of the Board, President , SpaXen Italia, srl
V. Randy White, Ph.D.	58	Chief Executive Officer and Director
Hovsep Melkonyan, Ph.D.	53	Vice President, Research
Bernard Denoyer.	57	Vice President - Controller
Samuil Umansky, M.D., Ph.D.	63	President and Chief Scientific Officer and Director
Christoph Bruening.	37	Director
Thomas Adams, Ph.D.	62	Director
Donald H. Picker, Ph.D.	59	Director

L. DAVID TOMEI, PH.D. Dr. Tomei, one of our founders, has served as Chairman of the Board of Directors since July 2, 2004. In 1998, Dr. Tomei co-founded Xenomics, a California corporation (previously known as Diagen, Inc.) and was its Chairman until its acquisition by us on July 2, 2004. From August 1998 to January 1999, Dr. Tomei lectured as a Visiting Professor at the University of Rome, Italy. From September 1992 to July 1998, Dr. Tomei was a scientist with LXR Biotechnology, Inc., a company of which he was one of the founders. Dr. Tomei graduated from Canisius College (1968) and received his Master's of Science (1971) in Biochemistry, and Doctorate in Molecular Pharmacology (1974) from the Roswell Park Cancer Institute Division of SUNY. From 1973 to 1975, he headed the FMD virus vaccine R&D laboratory at the Plum Island Animal Disease Laboratory (USDA, ARS). Dr. Tomei was a scientist at Roswell Park and The Ohio State University Cancer Center through 1992. Dr. Tomei has published over 140 scientific papers, two books (Cold Spring Harbor Laboratory Press), and holds 16 U.S. patents in the fields of biotechnology and optical design and engineering. He organized the first International Conference on Apoptosis held at Cold Spring Harbor, 1991, and, together with Luc Montagnier, organized the First International Conference on Apoptosis and AIDS held in Paris, 1994. Dr. Tomei devotes approximately 30 hours per week to his duties as President of SpaXen Italia, Srl.

V. RANDY WHITE, PH.D. Dr. White has served as our Chief Executive Officer since September 3, 2004 and a director since October 2004. From January 2003 to September 2004, Dr. White was Chief Operating Officer for Clinical Laboratory Partners, Inc. From June 1, 2000 to December 31, 2002, Dr. White was the Chief Executive Officer of Nanogen, Inc. From September 1997 to June 2000, Dr. White was the Executive Vice President of Operations and Research and Development for American Medical Laboratories, Inc. From September 1975 to December 1992, Dr. White served in various capacities including Senior Vice President of Operation from 1985 to 1992 of National Health Laboratories Holdings Inc. Dr White earned a Ph.D. degree in Analytical Chemistry from the University of Houston in 1972 and completed a post-doctoral training program in Clinical Chemistry at Damon Medical Laboratories in Birmingham, Alabama in conjunction with the University of Alabama at Birmingham in 1973.

HOVSEP MELKONYAN, PH.D. Dr. Melkonyan has served as our Vice President, Research since July 2004. Dr. Melkonyan graduated from Yerevan State University (Armenia) in 1974 and received qualifications in two major subjects: physico-chemical structure of DNA molecules and kinetics of enzymatic reactions. He completed his Ph.D. program in 1981 at the Institute of Biological Physics, USSR Academy of Science ("IBP"). Following graduate school, in 1982 Dr. Melkonyan joined The Institute of Molecular Genetics of the Ministry of USSR Medical Industry. In 1993, Dr. Melkonyan moved to the U.S. and joined LXR Biotechnology, Inc. where he remained until 1999. Dr. Melkonyan was a co-founder of Xenomics and was a director and Vice President of Xenomics from 1999 until its acquisition by us on July 2, 2004.

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

Summary Compensation Table
		Annual Compensation
Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)

L. David Tomei, Ph.D. Chairman	2005	58,333	(1)	—	—
V. Randy White, Ph.D, Chief Executive Officer	2005	62,019		—	—
Samuil R.Umansky, M.D., Ph.D, President	2005	83,461		—	—
Hovsep Melkonyan, Ph.D, Vice President, Research	2005	69,153		—	—

(1) Dr. Tomei is being paid pursuant to a consulting agreement with us.

Prior to the acquisition of Xenomics on July 2, 2004, Xenomics never paid compensation to its executive officers.

Option Grants in Fiscal Year 2005

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the fiscal year ended January 31, 2005.

Name	Number of Shares Underlying Options Granted	Percent of Total Options Granted to Employees in 2005	Exercise Price Per Share	Expiration Date
L. David Tomei, Ph.D. Chairman	1,012,500	18.6%	$1.25	6/24/2014
V. Randy White, Ph.D, Chief Executive Officer	1,425,000	26.2%	$2.25	9/13/2014
Samuil R.Umansky, M.D., Ph.D, President	1,012,500	18.6%	$1.25	6/24/2014
Hovsep Melkonyan, Ph.D, Vice President, Research	675,000	12.4%	$1.25	6/24/2014

Aggregated Option Exercises in Fiscal Year 2005 and Year End Option Values

The following table provides certain information with respect to the Named Executive Officers concerning the exercise of stock options during the fiscal year ended January 31, 2005 and the value of unexercised stock options held as of such date.

	Number of Shares Underlying Options at January 31, 2005		Value of Unexercised In the Money Options at January 31, 2005
Name	Exercisable	Unexercisable	Exercisable	Unexercisable (1)
L. David Tomei, Ph.D. Chairman		1,012,500		$2,784,375
V. Randy White, Ph.D, Chief Executive Officer		1,425,000		$2,493,750
Samuil R.Umansky, M.D., Ph.D, President		1,012,500		$2,784,375
Hovsep Melkonyan, Ph.D, Vice President, Research		675,000		$1,856,250

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

On July 2, 2004, we entered into a consulting agreement with L. David Tomei, Ph.D., pursuant to which Dr. Tomei agreed to serve as Co-Chairman of our Board. Dr. Tomei's consulting agreement is for a term of 36 months beginning June 24, 2004 and is automatically renewable for successive one year periods at the end of the term. Dr. Tomei's annual consulting fee is $175,000 per year and he is eligible to receive cash bonuses of up to 50% of his salary per year, or $87,500, upon the achievement of certain milestones. Dr. Tomei received a grant of 1,012,500 stock options which vest in annual installments of 253,125, 303,750 and 455,625 and are exercisable at $1.25 per share.

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

The following table summarizes information about our equity compensation plans as of January 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted-Average ExercisePrice of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Stockholders	5,000,000	$1.50	0

Equity Compensation Plans Not Approved by Stockholders	1,956,341	$2.71	n/a
Total	6,956,341	$1.84	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates beneficial ownership of our common stock as of May 16, 2005 by:

•	Each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•	Each of our executive officers and directors; and

•	All of our executive officers and directors as a group.

Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable. Unless other indicated, the address of each beneficial owner listed below is c/o Xenomics, Inc., 420 Lexington Avenue, Suite 1701, New York, New York 10170.

Name of Beneficial Owner	Number of Shares	Percentage of Shares Beneficially Owned (1)

Executive officers and directors:

L. David Tomei	1,191,485 (2)	6.2
Chairman of the Board

V. Randy White	0
Chief Executive Officer
and Director

Bernard Denoyer	0
Vice President, Controller

Samuil Umansky	1,138,934 (3)	5.9
President, Chief Scientific Officer
and Director

Hovsep Melkonyan	517,553 (4)	2.7
Vice President, Research

Christoph Bruening	115,000	*
Director

Donald Picker	100,000 (5)	*
Director

Thomas Adams	0
Director

All Directors and Executive Officers	2,462,972 (6)	12.5
as a group (8 persons)

Other 5% Stockholders:
Gabriele M. Cerrone	1,181,358 (7)	6.1

* less than 1%

(1) Applicable percentage ownership as of May 16, 2005 is based upon 18,949,300 shares of common stock outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Under Rule 13d-3, shares issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges ("Purchase Rights") are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of such Purchase Rights, but not deemed outstanding for the purpose of calculating the percentage owned by any other person. "Beneficial ownership" under Rule 13d-3 includes all shares over which a person has sole or shared dispositive or voting power whether or not such person has a pecuniary interest in such shares for purposes of Section 16 of the Exchange Act.

(2) Includes 253,125 shares issuable upon exercise of stock options.

(3) Includes 253,125 shares issuable upon exercise of stock options.

(4) Includes 168,750 shares issuable upon exercise of stock options.

(5) Includes 75,000 shares issuable upon exercise of stock options.

(6) Include 750,000 shares issuable upon exercise of stock options.

(7) Consists of 262,500 shares issuable upon exercise of stock options owned by Gabriele M. Cerrone and 918,858 shares of Common Stock owned by Panetta Partners, Ltd.. Mr. Cerrone is the Managing Partner of Panetta Partners, Ltd. and in such capacity exercises voting and dispositive control over securities owned by Panetta. As such, Mr. Cerrone may be deemed, solely for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, to "beneficially" own securities in which he has no pecuniary interest and he therefore disclaims such beneficial interest for purposes of Section 16 of the Exchange Act.

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

We sold 100,000 of the 2,645,210 shares sold in the June 2004 private placement to Christoph Bruening, a director and officer.

ITEM 13. EXHIBITS

Exhibit	Description

2.1	Capital Stock Purchase Agreement between Panetta Partners, Ltd. And Jeannine Karklins dated February 24, 2004 (1)

3.1	Articles of Incorporation of the Company (2)

3.2	Articles of Amendment to Articles of Incorporation of Used Kar Parts, Inc. changing its name to Xenomics, Inc., filed on July 14, 2004 with the Florida Secretary of State (3)

3.2	Amended and Restated By-Laws (4)

4.1	Form of Stock Certificate, $.001 par value (5)

4.2	Form of Warrant issued to Irv Weiman, Laura Dever and Len Toboroff (6)

4.3	Form of Warrant issued to Trilogy Capital Partners, Inc. (7)

4.4	Form of Warrant to purchase shares of Common Stock issued in connection with the sale of the Common Stock (8)

10.1	Xenomics, Inc. 2004 Stock Option Plan (9)+

10.2	Securities Exchange Agreement by and among Used Kar Parts, Inc., the Individuals named on Schedule 1.1 thereto and Xenomics dated as of May 18, 2004. (10)

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

10.5	Shareholder Escrow Agreement effective as of the 24th day of June, 2004, by and among Used Kar Parts, Inc., Sommer & Schneider LLP, and the several former shareholders of Xenomics. (13)

10.6	Purchaser Escrow Agreement effective as of the 24th day of June, 2004, by and among Used Kar Parts, Inc., Sommer & Schneider LLP and the several former shareholders of Xenomics (14)

10.7	Repurchase Agreement dated as of June 24, 2004 by and between Used Kar Parts, Inc. and Panetta Partners Ltd. Xenomics, Inc. 2004 Stock Option Plan (15)

10.8	Executive Employment Agreement dated effective as of June 24, 2004 by and among Hovsep Melkonyan, Xenomics and Used Kar Parts, Inc. (16)+

10.9	Consulting Agreement effective as of June 24, 2004 by and among L. David Tomei, Xenomics and Used Kar Parts, Inc. (17)+

10.10	Voting Agreement effective as of June 24, 2004 by and among L. David Tomei, the Xenomics Shareholders, the Original Shareholders and the Investors (18)

10.11	Letter Agreement dated September 3, 2004 between Xenomics, Inc. and Dr. Randy White (19)+

10.12	Letter of Engagement between Trilogy Capital Partners, Inc. and Xenomics, Inc. dated January 10, 2005 (20)

10.13	Form of Registration Rights Agreement, dated as of January 28, 2005 by and among the Registrant and the purchasers set forth on the signature page thereto (21)

10.14	Employment Agreement dated February 14, 2005 between the Company and Bernard Denoyer (22)+

10.15	Shareholders Agreement between the Company and the National Institute of Infectious Diseases "Lazzaro Spallanzani" dated April 7, 2004 (23)

10.16	Executive Employment Agreement dated effective as of June 24, 2004 by and among Samuil Umansky, Xenomics and Used Kar Parts, Inc. (24)+

14	Code of Business Conduct and Ethics (25)

16	Letter from Baum & Company, PA Re: Change in Certifying Accountant (26)

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(19) Incorporated by reference to exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 9, 2004.

(20) Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 13, 2005.

(21) Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2005.

(22) Incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 17, 2005.

(23) Incorporated by reference to exhibit 10.15 to the Company's Annual Report on Form 10-KSB filed on May 17, 2005.

(24) Incorporated by reference to exhibit 99.3 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(25) Incorporated by reference to exhibit 10.15 to the Company's Annual Report on Form 10-KSB filed on May 17, 2005.

(26) Incorporated by reference to exhibit 16.1 to the Company's Current Report on Form 8-K filed on February 3, 2005.

+ Denotes a management contract or compensatory plan or arrangement

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES.

The aggregate fees billed and unbilled for the fiscal years ended January 31, 2005 and 2004 for professional services rendered by our principal accountants for the audits of our annual financial statements on Form 10-KSB/A and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately $8,000 and $28,271 respectively.

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

Xenomics, Inc.

Date: October 27, 2005	By:	/s/ V. Randy White

V. Randy White, Ph.D., Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. David Tomei	Co-Chairman of the Board, President, SpaXen Italia, srl	October 27, 2005
L. David Tomei, Ph.D

/s/ Gabriele M. Cerrone	Co-Chairman of the Board	October 27, 2005
Gabriele M. Cerrone

/s/ V. Randy White	Chief Executive Officer and Director	October 27, 2005
V. Randy White, Ph.D

/s/ Bernard F. Denoyer	Vice President , Controller	October 27, 2005
Bernard F. Denoyer

/s/ Samuil Umansky	President and Chief Scientific Officer and Director	October 27, 2005
Samuil Umansky, M.D., Ph.D

	Director	October___, 2005
Christoph Bruening

/s/ Thomas Adams	Director	October 27, 2005
Thomas Adams

/s/ Donald H. Picker	Director	October 27, 2005
Donald H. Picker, Ph.D

XENOMICS, INC.
(A Development Stage Company)

Index to Consolidated Financial Statements

PAGE
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of January 31, 2005	F-3

Consolidated Statements of Operations for the two years in the period ended January 31, 2005 and for the period from August 4, 1999 (inception) to January 31, 2005	F-4

Consolidated Statement of Changes in Stockholders' Equity for the period from August 4, 1999 (inception) to January 31, 2005	F-5

Consolidated Statements of Cash Flows for the two years in the period ended January 31, 2005 and for the period from August 4, 1999 (inception) to January 31, 2005	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Xenomics, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Xenomics, Inc. and Subsidiary (a development stage company) (the "Company") as of January 31, 2005, the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (August 4, 1999) to January 31, 2005 and the years ended January 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xenomics, Inc. and Subsidiary as of January 31, 2005, and the results of their operations and their cash flows for the period from inception (August 4, 1999) to January 31, 2005 and the years ended January 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

/s/ Lazar Levine & Felix LLP

Lazar Levine & Felix LLP

New York, New York
September 19, 2005

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

AS OF JANUARY 31, 2005

ASSETS

Current Assets:

Cash and cash equivalents	$3,226,965
Prepaid expenses	35,360
TOTAL CURRENT ASSETS	3,262,325

Property and equipment, net	77,495
Security deposits	58,173
$3,397,993

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$95,063
Accrued expenses	111,995
TOTAL CURRENT LIABILITIES	207,058

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares
authorized, none outstanding	—
Common stock, $.0001 par value, authorized 100,000,000
shares, 17,306,891 issued at January 31, 2005	1,731
Treasury stock 350,000 common shares, at par	(35)
Additional paid-in-capital	7,021,223
Deferred unamortized stock-based compensation	(772,387)
Deficit accumulated during the development stage	(3,059,597)
3,190,935
$3,397,993

See accompanying notes

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended January 31,		For the Period from August 4, 1999 (inception) to January 31,
	2005	2004	2005
Revenues	$—	$—	$—

Costs and Expenses:
Research and development	619,635	383,564	2,290,327
General and administrative	651,695	13,483	666,242
Stock-based compensation - general and administrative	123,063	-	123,063
	1,394,393	397,047	3,079,632

Loss from operations	(1,394,393)	(397,047)	(3,079,632)

Interest and other income	6,009	14,026	20,035

Net loss	$(1,388,384)	$(383,021)	$(3,059,597)

Weighted average shares outstanding:
Basic and diluted	14,580,166	13,166,502	11,988,509

Net loss per common share:
Basic and diluted	$(0.10)	$(0.03)	$(0.26)

See accompanying notes

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

						Deficit
					Deferred	Accumulated
					Unamortized	During	Total
	Common Stock		Treasury	Additional	Stock-based	Development	Stockholders'
	Shares	Par Value	Shares	Paid in Capital	Compensation	Stage	Equity
Balance August 4, 1999 (Inception)	—	$—	$—	$—	$—	$—	$—
Sale of common stock - founders	222,000,000	$22,200	—	$19,800	—	—	$42,000
Net loss for the period ended January 31, 2000	—	—	—	—	—	(14,760)	(14,760)
Balance, January 31, 2000	222,000,000	$22,200	$0	$19,800	$0	($14,760)	$27,240
Net loss for the period ended January 31, 2001	—	—	—	—	—	(267,599)	(267,599)
Balance, January 31, 2001	222,000,000	$22,200	$0	$19,800	$0	($282,359)	($240,359)
Capital contribution cash				45,188			45,188
Net loss for the period ended January 31, 2002	—	—	—	—	—	(524,224)	(524,224)
Balance, January 31, 2002	222,000,000	$22,200	$0	$64,988	$0	($806,583)	($719,395)
Sale of common stock	7,548,000	755		2,645			3,400
Capital contribution cash				2,500			2,500
Net loss for the period ended January 31, 2003	—	—	—	—	—	(481,609)	(481,609)
Balance, January 31, 2003	229,548,000	$22,955	$0	$70,133	$0	($1,288,192)	($1,195,104)
Net loss for the period ended January 31, 2004	—	—	—	—	—	(383,021)	(383,021)
Balance, January 31, 2004	229,548,000	$22,955	$0	$70,133	$0	($1,671,213)	($1,578,125)

See accompanying notes

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

						Deficit
					Deferred	Accumulated
					Unamortized	During	Total
	Common Stock		Treasury	Additional	Stock-based	Development	Stockholders'
	Shares	Par Value	Shares	Paid in Capital	Compensation	Stage	Equity
Balance, January 31, 2004	229,548,000	$22,955	$0	$70,133	$0	($1,671,213)	($1,578,125)

Founders waive deferred compensation				1,655,029			1,655,029
Private Placement common stock	2,645,210	265		2,512,685			2,512,950
Redeemed shares from Panetta Partners, Ltd	(218,862,474)	(21,886)		(478,114)			(500,000)
Cost associated with recapitalization				(301,498)			(301,498)
Share exchange with Xenomics Founders	2,258,001	226		(226)			0
Issuance of treasury shares to escrow	350,000	35	(35)				0
Private Placement common stock	1,368,154	136		2,667,764			2,667,900
Issuance of warrants to finders				157,062			157,062
Finders warrants charged cost of capital				(157,062)			(157,062)
Deferred stock based compensation				895,450	(895,450)		0
Amortization of deferred stock based compensation					123,063		123,063
Net loss for the year ended January 31, 2005	—	—	—	—	—	(1,388,384)	(1,388,384)
Balance, January 31, 2005	17,306,891	$1,731	($35)	$7,021,223	($772,387)	($3,059,597)	$3,190,935

See accompanying notes

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years ended January 31,		For the Period from August 4, 1999 (inception) to January 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(1,388,384)	$(383,021)	$(3,059,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,067	—	9,067
Founders’ deferred compensation contributed
to stockholder’s equity	74,404	382,500	1,655,029
Stock-based compensation expense	123,063	—	123,063
Changes in operating assets and liabilities:
Prepaid expenses	(35,360)	—	(35,360)
Security deposit	(58,173)	—	(58,173)
Accounts payable and accrued expenses	207,058	—	207,058
Patent Costs	2,161	365	—
Total Adjustments	322,220	382,865	1,900,684

Net cash used in operating activities	(1,066,164)	(156)	(1,158,913)

Cash flows from investing activities:
Acquisition of equipment	(86,562)	—	(86,562)
Net cash used in investing activities	(86,562)	—	(86,562)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	5,180,850	—	5,273,938
Redeemed shares from Panetta Partners, Ltd.	(500,000)	—	(500,000)
Costs associated with recapitalization	(301,498)	—	(301,498)

Net cash provided by financing activities	4,379,352	—	4,472,440
Net increase(decrease) in cash and cash equivalents	3,226,626	(156)	3,226,965

Cash and cash equivalents at beginning of period	339	495	—
Cash and cash equivalents at end of period	$3,226,965	$339	$3,226,965

Supplemental disclosure of cashflow information:

Cash paid for taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

See accompanying notes

XENOMICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW:

On July 2, 2004, Xenomics, Inc., formerly Used Kar Parts, Inc. acquired all of the outstanding common stock of Xenomics Sub, a then un-affiliated California corporation, by issuing 2,258,001 shares of Used Kar Parts, Inc. common stock to Xenomics Sub's five shareholders (the "Exchange"). The Exchange was made according to the terms of a Securities Exchange Agreement dated May 18, 2004. For accounting purposes, the acquisition has been treated as an acquisition of Used Kar Parts, Inc. by Xenomics Sub and as a recapitalization of Xenomics Sub. Accordingly, the historical financial statements prior to July 2, 2004 are those of Xenomics Sub. In connection with the Exchange, Used Kar Parts, Inc.:

•	Redeemed 1,971,734 shares (218,862,474 shares post-split shares) from Panetta Partners Ltd., a principal shareholder, for $500,000 or $0.0023 per share.

•	Amended its articles of incorporation to change its corporate name to "Xenomics, Inc." and to split its stock outstanding 111 for 1 (effective July 26, 2004), immediately following the redemption.

•	Entered into employment agreements with two of the former Xenomics Sub shareholders and a consulting agreement with one of the former Xenomics Sub shareholders.

•	Entered into a Voting Agreement with certain investors, the former Xenomics Sub shareholders and certain principal shareholders.

•
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

•
Issued and transferred 350,000 shares of common stock to be held in escrow, in the name of the Company, to cover any undisclosed liabilities of Xenomics Sub. Such shares as being treated as treasury shares. The escrow period is for one year to July 2, 2005 at which time a determination of liability will be made.

The combined entities (Xenomics, Inc. and Xenomics Sub, referred to as "Xenomics" or "the Company"), are considered to be in the development stage. Since inception August 4, 1999 the Company's efforts have been principally devoted to research and development, securing and protecting our patents and raising capital. From inception through January 31, 2005, Xenomics has sustained cumulative net losses of $3,059,597. Xenomics's losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of our proposed products, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees. From inception through January 31, 2005, Xenomics has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial molecular diagnostic products approved by the Food and Drug Administration, and does not expect to have such for several years, if at all.

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

2. BASIS OF PRESENTATION:

The accompanying consolidated financial statements of Xenomics, which include the results of Xenomics, Inc. a Florida corporation and its wholly owned subsidiary Xenomics, a California corporation ("Xenomics Sub"), have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All significant intercompany balances and transactions have been eliminated in consolidation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS COMBINATIONS - Xenomics has applied Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" to the Exchange concluded on July 2, 2004. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" in its entirety. All business combinations in the scope of this Statement are now to be accounted for using only one method, the purchase method. The accompanying consolidated financial statements have been prepared in accordance with SFAS No. 141 and the Company has determined that the acquiring entity, for accounting purposes, was Xenomics Sub.

Thus, while Xenomics, Inc. is the parent and registrant, the results of operations of Xenomics, Inc., the legal acquirer, are included in the consolidated statement of operations only since July 2, 2004 and the date of "inception" for accounting and reporting purposes is August 4, 1999, the date of incorporation of Xenomics Sub.

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

CASH EQUIVALENTS - Cash and cash equivalents consist of short term, highly liquid investments, with original maturities of less than three months when purchased and are stated at cost.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Xenomics's financial instruments consist of cash and accounts payable. These financial instruments are stated at their respective carrying values which are equivalent to fair value due to their short term nature.

BUSINESS CONCENTRATIONS AND CREDIT RISKS - All of Xenomics's cash and cash equivalents as of January 31, 2005 are on deposit with a major money center financial institution. Deposits at any point in time may exceed federally insured limits.

PROPERTY AND EQUIPMENT - Fixed assets are recorded at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows: furniture and fixtures - 3 years, lab equipment - 5 years.

IMPAIRMENT OF LONG LIVED ASSETS - In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Xenomics evaluates long-lived assets, such as property and equipment and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge would be recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

RESEARCH AND DEVELOPMENT - Xenomics does not currently have any commercial molecular diagnostic products, and does not expect to have such for several years, if at all. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 2, “Accounting for Research and Development Costs” all research and development costs are expensed as incurred. These include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of our proposed products, patent legal, filing and maintenance expenses and regulatory and scientific consulting fees to outside suppliers.

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

Had compensation cost for stock options granted to employees and directors been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, Xenomics's net loss would have been as follows:

	Years Ended January 31,
	2005	2004
Net loss, as reported	$(1,388,394)	$(383,021)

Add: Stock-based employee compensation expense
recorded under APB No. 25 intrinsic value method	—	—

Deduct: Stock-based employee compensation
expense determined under fair value based method
for all employee awards	(127,689)	—
Pro forma net loss	$(1,516,083)	$(383,021)

Net loss per share:
Basic and diluted -as reported	$(0.10)	$(0.03)
Basic and diluted -pro forma	$(0.10)	$(0.03)
Range of fair value per share for
options granted to employees	$0.02 to $0.59	N/A

Black-Scholes Methodology Assumptions:

Dividend yield	0%	0%
Risk free interest rate	4.25%	N/A
Expected lives of options	7 years	N/A

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

4. PROPERTY AND EQUIPMENT:

Fixed assets consist of laboratory, testing and computer equipment and fixtures stated at cost. Depreciation expense for the years ended January 31, 2005 and for the period August 4, 1999 (inception) to January 31, 2005 was $9,067 and $0, respectively. As of January 31, 2005, property and equipment consisted of the following:

Furniture and fixtures	$6,158
Laboratory equipment	80,404
86,562
Less - accumulated depreciation	(9,067)
Property and equipment, net	$77,495

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

Pursuant to the Agreement with Trilogy (see note 9) Xenomics issued warrants to Trilogy to purchase 1,000,000 shares of Common Stock of Xenomics at an exercise price of $2.95 per share (the “Warrants”). The exercise price was determined to be consistent with the price of the warrants being offered to purchasers as part of an investment unit in the then operative private placement memorandum. The Warrants issued to Trilogy are exercisable upon issuance and expire on December 13, 2007. Xenomics has agreed to file a registration statement with the Securities and Exchange Commission registering for resale the shares of Common Stock underlying the Warrants. The fair value of the Warrants using the Black-Scholes methodology is $862,656 which was recorded as deferred stock-based compensation expense to be amortized over the term of the Agreement. The following assumptions were used to determine fair value: (i) stock price $1.95 per share (ii) no dividend (iii) risk free interest rate 4.5% (iv) volatility of 80%. During the year ended January 31, 2005 stock based compensation expense associated with these warrants totaled $114,865.

On January 28, 2005, the Company closed the first traunche of a private placement selling 1,368,154 shares of common stock and 367,681 warrants to certain investors (the "Investors"). The securities were sold as a unit (the "Units") at a price of $1.95 per Unit for aggregate proceeds of $2,667,900. Each Unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock. The warrants are immediately exercisable at $2.95 per share and are exercisable at any time within five years from the date of issuance. The Company issued an aggregate 123,659 warrants to purchase common stock to various selling agents, which are immediately exercisable at $2.15 per share and will expire five years after issuance. The warrants had a fair value of $157,062 on the date of issuance and this amount was recorded as a cost of raising capital.

On February 5, 2005 the Company completed the first traunche of the private placement described above selling an additional 102,564 shares of its common stock to the Investors at a price of $1.95 per share for aggregate proceeds of $200,000. In addition, the Company paid an aggregate $179,600 in cash and issued 24,461 shares of common stock to certain selling agents, in lieu of cash, which had a fair value of $47,699 capitalized at $1.95 per share.

In connection with the offer and sale of securities to the Investors the Company also entered into a Registration Rights Agreement, dated as of January 28, 2005 (the "Registration Rights Agreement"), with the Investors pursuant to which the Company has agreed to file, within 120 days after the closing, a registration statement covering the resale of the shares of common stock sold to the Investors and the shares of common stock issuable upon exercise of the Warrants issued to the Investors. In the event a registration statement covering such shares of Common Stock is not filed with the SEC by the 120th day after the final closing of the Offering, the Company shall pay to the investors, at the Company's option in cash or common stock, an amount equal to 0.1125% of the gross proceeds raised in the Offering for each 30 day period that the registration statement is not filed with the SEC.

On April 7, 2005, subsequent to the balance sheet date, the Company closed the second and final traunche of the private placement of 1,515,384 shares of common stock and 378,846 warrants to certain additional Investors. The securities were sold as a unit (the "Units") at a price of $1.95 per Unit for aggregate proceeds of $2,954,999. Each Unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock. The warrants are immediately exercisable at $2.95 per share and are exercisable at any time within five years from the date of issuance. The Company paid an aggregate $298,000 and issued an aggregate 121,231 warrants to purchase common stock to Axiom Capital Management who acted as the selling agent. The warrants are immediately exercisable at $2.15 per share, will expire five years after issuance. The warrants had a fair value of $222,188 on the date of issuance and this amount was recorded as a cost of raising capital. These April 7, 2005 Investors became parties to the same Registration Rights Agreement as the January 28, 2005 Investors

6. STOCK OPTION PLAN:

In June 2004 we adopted the Xenomics Stock Option Plan, as amended (the "Plan"). The Plan authorizes the grant of stock options to directors, eligible employees, including executive officers and consultants. Generally, vesting for options granted under the Plan is determined at the time of grant, and options expire after a 10-year period. Options are granted at an exercise price not less than the fair market value at the date of grant.

A total of 5,000,000 shares have been reserved for issuance under the Plan. As of January 31, 2005, options for 5,445,000 shares were outstanding under the Plan. 445,000 of such options have been granted subject to stockholder approval of an increase in the number of shares that can be granted under the plan. With respect to the options granted subject to stockholder approval a measurement date has not occurred and no compensation expense has been recorded. When such measurement date does occur, compensation expense will be recorded for any excess of the fair market value on that date over the exercise price. The options granted under the Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options at the discretion of the Board of Directors.

The following represent options outstanding for the years since August 4, 1999 (inception) through January 31, 2005.

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Balance, August 4, 1999 (inception)
To January 31, 2004	0		$0.00

Activity for the year ended January 31, 2005:

Add: new grants	5,445,000	$1.25 - $2.50	$1.56
Less: cancellations and forfeitures	0
Less: exercises	0
Balance, January 31, 2005	5,445,000	$1.25 - $2.50	$1.56

Options are exercisable as follows at January 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.25	3,825,000	9.5 years	$1.25	75,000	$1.25
$2.25 - $2.50	1,620,000	9.5 years	$2.28	0	—
All Options	5,445,000	9.5 years	$1.56	75,000	$1.25

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

8. SPAXEN JOINT VENTURE

In March, 2004, Xenomics organized a joint venture with the Spallanzani National Institute for Infectious Diseases (Instituto Nazionale per le Malattie Infettive, "INMI") in Rome, Italy, in the form of a new R&D company called SpaXen Italia, S.R.L ("SpaXen"). In laboratories provided to SpaXen within INMI, SpaXen scientists work to apply the Tr-DNA technology to a broad variety of infectious diseases. Shares of SpaXen are held 50% by INMI and 50% by Xenomics. SpaXen's deed of incorporation (Costituzione Di Societa) dated March 11, 2004 provides, among other terms, the following:

•	Corporate capital: 200,000 Euros, of which INMI contributed 100,000 Euros in cash and Xenomics contributed 100,000 Euros in the form of intellectual property, as further described below;

•	Corporate Term: Until December 31, 2009, unless extended or wound up prior to that date;

•
Shareholder Vote: All shareholder resolutions require a 2/3 super-majority except for certain resolutions regarding amendments to the deed of incorporation, change of corporate purpose, and significant changes in shareholder rights, among others, which require unanimous vote by the shareholders;

•
Directors and Officers: SpaXen will be managed by a sole managing director or by a board of directors; currently, SpaXen is being managed by a board of directors consisting of three directors, the chairman of which is David L. Tomei, who is also Xenomics’ chairman of the board; in addition, SpaXen has appointed a supervisory board (also referred to as "Board of Auditors" in SpaXen's deed of incorporation) consisting of three auditors and two deputies;

•	Dissolution: The shareholders of SpaXen may unanimously vote to dissolve SpaXen prior to the end of the Corporate Term.

•	In conjunction with the formation of SpaXen, Xenomics and INMI have entered into a certain Shareholder Agreement, which provides, among other terms, the following

•
As its contribution to SpaXen, Xenomics agreed to assign to SpaXen all rights and patent applications to that portion of the Tr-DNA technology that applies Tr-DNA technology to the field of infectious diseases (the "Contributed IP");

•
All profits of SpaXen will be reinvested into research and development of intellectual property applying Tr-DNA technology to pathologies caused by or associated with infectious agents (the "Newly Developed IP");

•	INMI will be the sole owner of all Newly Developed IP;

•
SpaXen will be the sole owner of all intellectual property derived from SpaXen's research that may be applied in fields other than pathologies caused by or associated with infectious agents (the "Derivative IP");

•	Xenomics will have royalty-free, perpetual, exclusive, worldwide commercialization rights for Derivative IP;

•
Xenomics will have exclusive worldwide commercialization rights for Newly Developed IP in consideration for a license fee payment of not more than 10% of net proceeds of all products utilizing Newly Developed IP;

•	The initial term of commercialization rights for Newly Developed IP is 5 years (commencing April 7, 2004), with the possibility of a 5 year extension;

•
In the event that a patent issues based on Newly Developed IP during the term of commercialization rights for Newly Developed IP, the commercialization rights for Newly Developed IP will be extended for the duration of such patent; and

•
Upon dissolution of SpaXen, Xenomics’ commercialization rights for Newly Developed IP will terminate, the Newly Developed IP becomes the property of INMI, the Contributed IP will revert back to Xenomics and all capital surplus will be paid to INMI;

The Shareholder Agreement stipulates SpaXen and we will enter into a Collaborative Research and License Agreement, which will further define our respective obligations and rights with respect to the above matters. We plan to begin negotiations shortly.

The Company accounted for its interest in SpaXen in accordance with Financial Accounting Standards Board Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46R”). Accordingly, the Company’s interest in SpaXen was not consolidated because (i) INMI, not the Company, is the primary beneficiary and any surplus, Newly Developed IP and patents thereon, upon liquidation, are the exclusive property of INMI; (ii) SpaXen is managed by a 3 person Board of Directors to which the Company can only appoint one representative, Dr. L. David Tomei, which gives the Company a certain measure of oversight but not effective control.

SpaXen also met several exceptions to the scope of FIN46R. First, SpaXen is a not-for-profit entity specifically chartered to only do research and development. Xenomics has exclusive commercialization rights should a viable product be developed which is not assured.  Second, INMI, the Company’s 50% partner, is an Italian governmental health organization.

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

On July 2, 2004, we entered into an employment agreement with Samuil Umansky, Ph.D., pursuant to which Dr. Umansky serves as Xenomics's President and Chief Scientific Officer. Dr. Umansky's employment agreement is for a term of 36 months beginning June 24, 2004 and is automatically renewable for successive one year periods at the end of the term. Dr. Umansky's salary is $175,000 per year and he is eligible to receive a cash bonus of up to 50% of his salary per year upon the achievement of certain milestones. In connection with the employment agreement, Dr. Umansky received a grant of 1,012,500 stock options which vest in annual installments of 253,125, 303,750 and 455,625 and are exercisable at $1.25 per share.

On July 2, 2004, we entered into an employment agreement with Hovsep Melkonyan, Ph.D., pursuant to which Dr. Melkonyan serves as Vice President, Research for a term of 36 months beginning June 24, 2004, which is automatically renewable for successive one year periods at the end of the term. Dr. Melkonyan's salary is $135,000 per year and he is eligible to receive a cash bonus of up to 50% of his salary per year upon the achievement of certain milestones. In connection with the employment agreement, Dr. Melkonyan received a grant of 675,000 stock options which vest in annual installments of 168,750, 202,500 and 303,750 and are exercisable at $1.25 per share.

On July 2, 2004, we entered into a consulting agreement with L. David Tomei, Ph.D., pursuant to which Dr. Tomei agreed to serve as Co-Chairman of Xenomics's Board. Dr. Tomei's consulting agreement is for a term of 36 months beginning June 24, 2004 and is automatically renewable for successive one year periods at the end of the term. Dr. Tomei's annual consulting fee is $175,000 per year and he is eligible to receive cash bonuses of up to 50% of his salary per year, or $87,500, upon the achievement of certain milestones. Dr. Tomei received a grant of 1,012,500 stock options which vest in annual installments of 253,125; 303,750 and 455,625 and is exercisable at $1.25 per share.

LEASE AGREEMENTS:

On September 15, 2004, Xenomics entered into a seven year lease for its corporate headquarters in New York City with an approximate rent of $75,000 annually through September 30, 2011. On September 1, 2004, Xenomics entered a two year lease for laboratory space in New Jersey, with an approximate rent of $90,000 annually through August 31, 2006. During the years ended January 31, 2005 and for the period from August 4, 1999 (inception) to January 31, 2005, total rent expense was $74,637. No rent expense was incurred prior to September 1, 2004. Total annual commitments under these leases for each of the twelve months ended January 31, are as follows:

2006	$160,867
2007	125,342
2008	75,041
2009	76,542
2010	78,073
2011	79,634
2012	53,793
Total	$649,303

Index to Exhibits

Exhibit	Description

2.1	Capital Stock Purchase Agreement between Panetta Partners, Ltd. And Jeannine Karklins dated February 24, 2004 (1)

3.3	Articles of Incorporation of the Company (2)

3.4	Articles of Amendment to Articles of Incorporation of Used Kar Parts, Inc. changing its name to Xenomics, Inc., filed on July 14, 2004 with the Florida Secretary of State (3)

3.2	Amended and Restated By-Laws (4)

4.1	Form of Stock Certificate, $.001 par value (5)

4.2	Form of Warrant issued to Irv Weiman, Laura Dever and Len Toboroff (6)

4.3	Form of Warrant issued to Trilogy Capital Partners, Inc. (7)

4.4	Form of Warrant to purchase shares of Common Stock issued in connection with the sale of the Common Stock (8)

10.1	Xenomics, Inc. 2004 Stock Option Plan (9)+

10.2	Securities Exchange Agreement by and among Used Kar Parts, Inc., the individuals named on Schedule 1.1 thereto and Xenomics dated as of May 18, 2004. (10)

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

10.5	Shareholder Escrow Agreement effective as of the 24th day of June, 2004, by and among Used Kar Parts, Inc., Sommer & Schneider LLP, and the several former shareholders of Xenomics. (13)

10.6	Purchaser Escrow Agreement effective as of the 24th day of June, 2004, by and among Used Kar Parts, Inc., Sommer & Schneider LLP and the several former shareholders of Xenomics (14)

10.7	Repurchase Agreement dated as of June 24, 2004 by and between Used Kar Parts, Inc. and Panetta Partners Ltd. Xenomics, Inc. 2004 Stock Option Plan (15)

10.8	Executive Employment Agreement dated effective as of June 24, 2004 by and among Hovsep Melkonyan, Xenomics and Used Kar Parts, Inc. (16)+

10.9	Consulting Agreement effective as of June 24, 2004 by and among L. David Tomei, Xenomics and Used Kar Parts, Inc. (17)+

10.10	Voting Agreement effective as of June 24, 2004 by and among L. David Tomei, the Xenomics Shareholders, the Original Shareholders and the Investors (18)

i

10.11	Letter Agreement dated September 3, 2004 between Xenomics, Inc. and Dr. Randy White (19)+

10.12	Letter of Engagement between Trilogy Capital Partners, Inc. and Xenomics, Inc. dated January 10, 2005 (20)

10.13	Form of Registration Rights Agreement, dated as of January 28, 2005 by and among the Registrant and the purchasers set forth on the signature page thereto (21)

10.14	Employment Agreement dated February 14, 2005 between the Company and Bernard Denoyer (22)+

10.15	Shareholders’ Agreement between the Company and the National Institute of Infectious Diseases "Lazzaro Spallanzani" dated April 7, 2004 (23)

10.16	Executive Employment Agreement dated effective as of June 24, 2004 by and among Samuil Umansky, Xenomics and Used Kar Parts, Inc. (24)+

14	Code of Business Conduct and Ethics (25)

16	Letter from Baum & Company,PA Re: Change in Certifying Accountant (26)

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(19) Incorporated by reference to exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 9, 2004.

(20) Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 13, 2005.

(21) Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 3, 2005.

(22) Incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 17, 2005.

(23) Incorporated by reference to exhibit 10.15 to the Company's Annual Report on Form 10-KSB filed on May 17, 2005.

(24) Incorporated by reference to exhibit 99.3 to the Company's Current Report on Form 8-K filed on July 19, 2004.

(25) Incorporated by reference to exhibit 10.15 to the Company's Annual Report on Form 10-KSB filed on May 17, 2005.

(26) Incorporated by reference to exhibit 16.1 to the Company's Current Report on Form 8-K filed on February 3, 2005.

+ Denotes a management contract or compensatory plan or arrangement

ii