Form 10QSB/A
period 2005-07-31
XENOMICS INC
filed 2005-10-28
CIK 1213037

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

☐ Yes ☒ No

As of September 19, 2005, the registrant had 18,604,300 shares of common stock, par value $0.0001, outstanding.

Explanatory Note

This Form 10-QSB/A to our Quarterly Report on Form 10-QSB for the Quarterly Period ended July 31, 2005 is being filed for the purposes of responding to comments received by us from the Staff of the Securities and Exchange Commission.  This Amendment speaks as of the original filing date of our Annual Report on Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date.

XENOMICS, INC.
(A Development Stage Company)
Index to Condensed Consolidated Financial Statements

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Unaudited Condensed Consolidated Balance Sheet as of July 31, 2005	4

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 31, 2005 and 2004 and the Period August 4, 1999 (Inception) to July 31, 2005	5

	Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the Period August 4, 1999 (Inception) to July 31, 2005	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2005 and 2004 and the Period August 4, 1999 (Inception) to July 31, 2005	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis and Plan of Operation	16

Item 3.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 6.	Exhibits	22

	Signatures

INTRODUCTORY NOTE

This Report on Form 10-QSB/A for Xenomics, Inc. (the "Company") may contain forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Annual Report on Form 10-KSB/A for the year ended January 31, 2005 and other periodic reports filed with the SEC. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

AS OF JULY 31, 2005

(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$2,816,889
Marketable investments	3,444,655
Prepaid expenses	127,748
TOTAL CURRENT ASSETS	6,389,292

Property and equipment, net	96,525
Security deposits	55,608
$6,541,425

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$142,604
Accrued expenses	109,371
TOTAL CURRENT LIABILITIES	251,975

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares
authorized, 277,100 shares outstanding, designated
as Series A Convertible Preferred Stock	2,771,000
Common stock, $.0001 par value, authorized 100,000,000
shares, 18,604,300 issued at July 31, 2005	1,860
Additional paid-in-capital	9,437,857
Unamortized deferred stock based compensation	(335,593)
Deficit accumulated during the development stage	(5,585,674)
6,289,450
$6,541,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOMICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,		August 4, 1999 (Inception) to
	2005	2004	2005	2004	July 31, 2005

Revenues	$0	$0	$0	$0	$0

Costs and expenses:

Research and development	266,161	90,949	562,807	168,173	2,853,134

General and administrative	980,503	2,004	1,555,786	2,004	2,222,028

Stock based compensation	234,897	2,733	453,294	2,733	576,357

Total costs and expenses	1,481,561	95,686	2,571,887	172,910	5,651,519

Loss from operations	(1,481,561)	(95,686)	(2,571,887)	(172,910)	(5,651,519)

Interest and investment income	33,686	0	45,810	0	65,845

Net loss	$(1,447,875)	$(95,686)	$(2,526,077)	$(172,910)	$(5,585,674)

Weighted average shares outstanding:
Basic and diluted	18,933,648	14,000,318	18,335,109	13,590,320	12,514,245

Net loss per common share:
Basic and diluted	$(0.08)	$(0.01)	$(0.14)	$(0.01)	$(0.45)

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

The accompanying notes are an integral part of these condensed consolidated financial statements

XENOMICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

							Deficit
						Deferred	Accumulated
						Unamortized	During	Total
	Preferred	Common Stock		Treasury	Additional	Stock-based	Development	Stockholders'
	Stock	Shares	Par Value	Shares	Paid in Capital	Compensation	Stage	Equity
Balance, January 31, 2005	$0	17,306,891	$1,731	($35)	$7,021,223	($772,387)	($3,059,597)	$3,190,935

Private Placement common stock - February 2005		102,564	10		199,990			200,000
Payment of finders fees and expenses in cash					(179,600)			(179,600)
Common stock issued to finders		24,461	2		(2)			—
Private placement of common stock - net		127,025	12		20,388			20,400

Private Placement common stock - April 2005		1,515,384	152		2,954,847			2,954,999
Payment of finders fees and expenses in cash					(298,000)			(298,000)
Issuance of warrants to finders at fair value					222,188			222,188
Finders warrants treated cost of capital		—	—		(222,188)			(222,188)
Private placement of common stock - net		1,515,384	152		2,656,847			2,656,999

Sale of Series A Convertible Preferred Stock	2,771,000							2,771,000
Payment of finders fees and expenses in cash					(277,101)			(277,101)
Issuance of warrants to finders at fair value					167,397			167,397
Finders warrants treated cost of capital	—				(167,397)			(167,397)
Sale of Series A Convertible Preferred Stock - net	2,771,000				(277,101)			2,493,899

Retirement of Treasury Shares		(350,000)	(35)	35				—
Shares issued for services		5,000			16,500			16,500
Amortization of deferred stock based compensation						436,794		436,794
Net loss for 6 month ended July 31, 2005	—	—	—	—	—	—	(2,526,077)	(2,526,077)
Balance, July 31, 2005	$2,771,000	18,604,300	$1,860	$0	$9,437,857	($335,593)	($5,585,674)	$6,289,450

The accompanying notes are an integral part of these condensed consolidated financial statements

XENOMICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended July 31,		Period from August 4, 1999 (inception) to
	2005	2004	July 31, 2005
Cash flows from operating activities:
Net loss	$(2, 526,077)	$(172,910)	$(5,585,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,545	—	19,612
Stock based compensation expense	453,294	2,733	576,357
Founders compensation contributed to equity	—	74,404	1,655,028
Amortization of purchase discount on marketable investments	(1,695)	—	(1,695)
Changes in operating assets and liabilities:
Prepaid expenses	(92,388)	(16,490)	(127,748)
Security deposit	2,565	(50,617)	(55,608)
Accounts payable and accrued expenses	44,916	33,893	251,976
Patent costs	—	(36,572)	—
Total adjustments	417,238	7,351	2,317,922
Net cash used in operating activities	(2,108,839)	(165,559)	(3,267,752)
Cash flows from investing activities:
Acquisition of equipment	(29,575)	(41,137)	(116,137)
Purchase of marketable investments	(3,442,960)	—	(3,442,960)
Net cash used in investing activities	(3,472,535)	(41,137)	(3,559,097)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,154,999	2,512,950	8,428,937
Payment of acquisition costs on common stock	(477,600)	(301,498)	(779,098)
Proceeds from issuance of preferred stock	2,771,000		2,771,000
Payment of acquisition costs on preferred stock	(277,101)		(277,101)
Purchase of common stock	—	(500,000)	(500,000)
Net cash provided by financing activities	5,171,298	1,711,452	9,643,738

Net (decrease)increase in cash and cash equivalents	(410,076)	1,504,756	2,816,889

Cash and cash equivalents at beginning of period	3,226,965	339	—
Cash and cash equivalents at end of period	$2,816,889	$1,505,095	$2,816,889

Supplementary disclosure of cash flow information:
Cash paid for taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. BUSINESS OVERVIEW:

Xenomics, Inc. (“Xenomics” or the “Company") is considered to be in the development stage. Since inception on August 4, 1999, Xenomics’ efforts have been principally devoted to research and development, securing and protecting its patents and raising capital. From inception through July 31, 2005, Xenomics has sustained cumulative net losses of $5,585,674. Xenomics's losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of its proposed products, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees. From inception through July 31, 2005, Xenomics has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial molecular diagnostic products approved by the Food and Drug Administration, and does not expect to have such for several years, if at all.

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

Marketable investments consisted of held to maturity debt investments that are reported at fair market value. As of July 31, 2005 $3,444,655 was held in US Treasury Bills that had maturities ranging from three to six months. All treasury bills are purchased at a discount to face value, which discount is amortized until maturity, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115 “Accounting for Debt and Equity Securities”. The amortization of a purchase discount of $1,695 on these investments was recorded as interest income in Xenomics’s results of operations for the six months ended July 31, 2005.

BUSINESS CONCENTRATIONS AND CREDIT RISKS - All of Xenomics's cash and cash equivalents and marketable investments as of July 31, 2005 are on deposit with a major money center financial institution, or invested in short term debt instruments, principally U.S. Treasury Bills, not exceeding maturities of 180 days. Bank deposits at any point in time may exceed federally insured limits.

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

A total of 5,000,000 shares of common stock have been reserved for issuance under the the Xenomics Stock Option Plan, as amended (the "Plan"). As of July 31, 2005, options for 6,290,000 shares were outstanding under the Plan. 1,290,000 of such options have been granted subject to stockholder approval of an increase in the number of shares that can be granted under the plan. With respect to the options granted prior to stockholder approval a measurement date has not occurred and no compensation expense has been recorded. When such measurement date does occur, compensation expense will be recorded for any excess of the fair market value on that date over the exercise price. During the six months ended July 31, 2005, Xenomics recorded $453,294 in stock-based compensation expense associated with shareholder approved options and warrants.

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

	Three Months Ended July 31,		Six Months Ended July,
	2005	2004	2005	2004
Net loss, as reported	$(1,447,875)	$(95,686)	$(2, 526,077)	$(172,910)
Add: Stock-based employee compensation expense
recorded under APB No. 25 intrinsic value method	—	—	—	—
Deduct: Stock-based employee compensation
expense determined under fair value method	(63,770)	(149)	(127,540)	(149)

Pro forma net loss	$(1,511,645)	$(95,835)	$(2,653,617)	$(173,059)

Net loss per share:
Basic and diluted -as reported	$(0.08)	$(0.01)	$(0.14)	($0.01)

Basic and diluted -pro forma	$(0.08)	$(0.01)	$(0.14)	($0.01)
Black-Scholes Methodology Assumptions:
Dividend yield	0%	0%	0%	0%

Risk free interest rate	4.25%	4.25%	4.25%	4.25%

Expected lives of options	7 to 10 years	7 to 10 years	7 to 10 years	7 to 10 years

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

On February 5, 2005 the Company completed the first traunche of the private placement described above selling an additional 102,564 shares of its common stock to the Investors at a price of $1.95 per share for aggregate proceeds of $200,000. In addition, the Company paid an aggregate $179,600 in cash and issued 24,461 shares of common stock to certain selling agents, in lieu of cash, on the entire first traunche of the private placement.

On April 7, 2005, the Company closed the second and final traunche of the private placement of 1,515,384 shares of common stock and 378,846 warrants to certain additional Investors. The securities were sold as a unit (the "Units") at a price of $1.95 per Unit for aggregate proceeds of $2,954,999. Each Unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock. The warrants are immediately exercisable at $2.95 per share and are exercisable at any time within five years from the date of issuance. The Company paid an aggregate $298,000 and issued an aggregate 121,231 warrants to purchase common stock to various selling agents. The warrants are immediately exercisable at $2.15 per share, will expire five years after issuance. The warrants had a fair value of $222,188 on the date of issuance and this amount was recorded as a cost of raising capital. These April 7, 2005 Investors became parties to the same Registration Rights Agreement (the "Registration Rights Agreement") as the January 28, 2005 Investors

In connection with the offer and sale of securities to the Investors the Company also entered into a Registration Rights Agreement, dated as of January 28, 2005, with the Investors pursuant to which the Company has agreed to file, within 120 days after the closing, a registration statement covering the resale of the shares of common stock sold to the Investors and the shares of common stock issuable upon exercise of the Warrants issued to the Investors. In the event a registration statement covering such shares of Common Stock is not filed with the SEC by the 120th day after the final closing of the Offering, the Company shall pay to the investors, at the Company's option in cash or common stock, an amount equal to 0.1125% of the gross proceeds raised in the Offering for each 30 day period that the registration statement is not filed with the SEC. Accordingly the Company was required to file a registration statement by May 28, 2005 and the failure to do so resulted in financial penalties in the amount of $16,304 through August 1, 2005, the date we filed our SB-2. (see Note 6. Subsequent Events)

On May 31, 2005 the Company issued 5,000 shares of common stock to a law firm for services rendered in lieu of cash. The fair value of these shares was $16,500 and was recorded as stock based compensation expense during the quarter ended July 31, 2005,

On July 2, 2004, Xenomics, Inc., formerly Used Kar Parts, Inc. acquired all of the outstanding common stock of Xenomics Sub, a then un-affiliated California corporation, by issuing 2,258,001 shares of Used Kar Parts, Inc. common stock to Xenomics Sub’s five shareholders (the "Exchange"). In connection with the Exchange the Company transferred 350,000 shares of common stock to be held in escrow, in the name of the Company, to cover any undisclosed liabilities. On July 2, 2005 the Company made a determination that no escrow liability existed and these shares of common stock held in the treasury for one year were cancelled.

On July 13, 2005, the Company closed a private placement of 277,100 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and 386,651 warrants to certain investors for aggregate gross proceeds of $2,771,000 pursuant to a Securities Purchase Agreement dated as of July 13, 2005. The warrants are immediately exercisable at $3.25 per share and are exercisable at any time within five years from the date of issuance. The Company paid an aggregate $277,101 and issued an aggregate 105,432 warrants to purchase common stock to certain selling agents. The warrants issued to selling agents are immediately exercisable at $2.50 per share and will expire five years after issuance. The warrants had a fair value of $167,397 on the date of issuance and this amount was recorded as a cost of raising capital.

The Company’s Articles of Incorporation have been amended to provide for the issuance of 277,100 shares of Series A Preferred Stock pursuant to the Articles of Amendment to the Articles of Incorporation filed with the State of Florida on July 13, 2005.

5. COMMITMENTS AND CONTINGENCIES:

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

Pursuant to the Agreement, Xenomics issued warrants to purchase 1,000,000 shares of Common Stock of Xenomics to Trilogy , at an exercise price of $2.95 per share (the “Warrants”). The exercise price was determined to be consistent with the price of the warrants being offered to purchasers as part of an investment unit in the then operative private placement memorandum. The Warrants issued to Trilogy are exercisable upon issuance and expire on December 13, 2007. Xenomics has agreed to file a registration statement with the Securities and Exchange Commission registering for resale the shares of Common Stock underlying the Warrants. The Fair Value of the Warrants using the Black-Scholes methodology is $862,656 which was recorded as deferred stock-based compensation expense to be amortized over the term of the Agreement starting in the quarter ended January 31, 2005.

6. SUBSEQUENT EVENTS

On August 1, 2005 the Company filed a Form SB-2 registration statement with the Securities and Exchange Commission pursuant to a Registration Rights Agreement, dated as of January 28, 2005. The Company was required to file this registration statement by May 28, 2005 and the failure to do so resulted in financial penalties in the amount of $16,304. These penalties were computed through the date the Form SB-2 was filed and paid on August 7, 2005. These damages were deemed immaterial as of July 31, 2005, will be accounted for as a cost of raising capital and charged to additional paid in capital during the quarter ended October 31, 2005. Such registration statement is required to be declared effective by the SEC by October 25, 2005 and the failure to do would result in financial penalties equal to $34,989 for every 30-day period that the registration statement is not declared effective by the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION AND PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements included in this Quarterly Report on Form 10-QSB/A. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties.

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

HISTORY

Since inception on August 4, 1999 through July 31, 2005, we have sustained cumulative net losses of $5,585,674. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through July 31, 2005, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial products and we do not expect to have any for the foreseeable future. Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net cash inflows from any products developed may take several years to achieve.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2005 AND 2004.

We had no revenues during the quarters ended July 31, 2005 and 2004 because we do not have any commercial products and we do not expect to have any for the foreseeable future.

Operating expenses increased to $1,481,561 during the quarter ended July 31, 2005 from $95,686 for the same period in 2004. This increase occurred as a result of increased business activities which began subsequent to July 2, 2004, the date our business combination and first private placement was completed.

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

Stock-based compensation expense for the quarters ended July 31, 2005 and 2004 was $234,897 and $2,733 respectively. During the quarter ended July 31, 2005 approximately $215,000 of such expense is attributable to options and warrants granted to certain independent consultants for services rendered and was measured using the fair value (Black-Scholes) methodology. Had we used the fair value method for employee and director options our stock based compensation expense would have been approximately $64,000 higher in the quarter ended July 31, 2005, whereas this fair value methodology would have had minimal impact in the quarter ended July 31, 2004.

Interest and investment income for the quarter ended July 31, 2005 was $33,686, whereas no interest income was earned in the quarter ended July 31, 2004. Interest and investment income increased as a result of our higher cash and marketable investment balances reflecting our recent private placements discussed in the “Liquidity and Capital Resources” section below.

Net loss for the quarter ended July 31, 2005 was ($1,447,875) as compared to a loss of ($95,686) for the same period in 2004. The increase in the net loss in 2005 is the result of higher operating expenses, slightly offset by higher interest and investment income as described above.

SIX MONTHS ENDED JULY 31, 2005 AND 2004.

We had no revenues during the six months ended July 31, 2005 and 2004 because we do not have any commercial products and we do not expect to have any for the foreseeable future.

Operating expenses increased to $2,571,887 during the six months ended July 31, 2005 from $172,910 for the same period in 2004. This increase occurred as a result of increased business activities which began subsequent to July 2, 2004, the date our business combination and first private placement was completed.

Research and development expenses increased to $562,807 during the six months ended July 31, 2005, up from $168,173 during the six months ended July 31, 2004. These expenditures include salaries and staff costs for our in-house research and development laboratory in New Jersey, patent legal, filing and maintenance expenses, regulatory and scientific consulting fees and laboratory supplies. Our research and development expenses increased because we were operating for the full six months in the six months ended July 31, 2005 whereas we only had limited operations during the six months ended July 31, 2004.

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

Stock-based compensation expense for the six months ended July 31, 2005 and 2004 was $453,294 and $2,733 respectively. During the six months ended July 31, 2005 approximately $431,000 of such expense is attributable to options and warrants granted to certain independent consultants for services rendered and was measured using the fair value (Black-Scholes) methodology. Had we used the fair value method for employee and director options our stock based compensation expense would have been approximately $127,000 higher in the six months ended July 31, 2005, whereas this alternative methodology would have had minimal impact in the six months ended July 31, 2004.

Interest and investment income for the six months ended July 31, 2005 was $45,810, whereas no interest income was earned in the six months ended July 31, 2004. Interest and investment income increased as a result of our higher cash and marketable investment balances reflecting our recent private placements discussed in the “Liquidity and Capital Resources” section below.

Net loss for the six months ended July 31, 2005 was ($2,526,077) as compared to a loss of ($172,910) for the same period in 2004. The increase in the net loss in 2005 is the result of higher operating expenses, slightly offset by higher interest and investment income as described above.

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

LIQUIDITY AND CAPITAL RESOURCES.

As of July 31, 2005 we had $6,261,544 in cash, cash equivalents and marketable investments, compared to $3,226,965 as of January 31, 2005. This increase of approximately $3,000,000 is the result of a net fund raising of approximately $5,100,000 less approximately $2,100,000 used for operating activities during the six months ended July 31, 2005.

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

On February 5, 2005 the Company completed the first traunche of the private placement described above selling an additional 102,564 shares of its common stock to the Investors at a price of $1.95 per share for aggregate proceeds of $200,000. In addition, the Company paid an aggregate $179,600 in cash and issued 24,461 shares of common stock to certain selling agents, in lieu of cash on the entire first traunche of the private placement..

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

Xenomics, Inc.
(Registrant)

Date: October 27, 2005	By:	/s/ V. Randy White

V. Randy White Chief Executive Officer

Date: October 27, 2005	By:	/s/ Bernard F. Denoyer

Bernard F. Denoyer Vice President, Controler

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002