Form 10QSB
period 2005-10-31
XENOMICS INC
filed 2005-12-20
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: OCTOBER 31, 2005

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

☐ Yes ☒ No

As of December 19, 2005, the registrant had 18,604,300 shares of common stock, par value $0.0001, outstanding.

XENOMICS, INC.
(A Development Stage Company)
Index to Condensed Consolidated Financial Statements

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Unaudited Balance Sheet as of October 31, 2005	4

	Unaudited Statements of Operations for the Three and Nine Months Ended October 31, 2005 and 2004 and the Period August 4, 1999 (Inception) to October 31, 2005	5

	Unaudited Statements of Changes in Stockholders' Equity for the Period August 4, 1999 (Inception) to October 31, 2005	6

	Unaudited Statements of Cash Flows for the Nine Months Ended October 31, 2005 and 2004 and the Period August 4, 1999 (Inception) to October 31, 2005	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis or Plan of Operation	16

Item 3.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 6.	Exhibits	21

	Signatures	22

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

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

XENOMICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

AS OF OCTOBER 31, 2005

(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$5,090,177
Prepaid expenses	97,773
TOTAL CURRENT ASSETS	5,187,950

Property and equipment, net	90,514
Security deposits	55,698
$5,334,162

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$68,972
Accrued expenses	32,500
TOTAL CURRENT LIABILITIES	101,472

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares
authorized, 277,100 shares outstanding, designated
as Series A Convertible Preferred Stock	2,771,000
Common stock, $.0001 par value, authorized 100,000,000
shares, 18,604,300 issued and outstanding	1,860
Additional paid-in-capital	17,268,213
Deferred stock based compensation	(1,207,429)
Deficit accumulated during the development stage	(13,600,954)
5,232,690
$5,334,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOMICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,		August 4, 1999 (Inception) to
	2005	2004	2005	2004	October 31, 2005

Revenues	$0	$0	$0	$0	$0

Costs and expenses:

Research and development	366,555	301,622	959,363	469,796	3,249,690

General and administrative	627,634	42,402	2,155,814	44,405	2,822,056

Stock based compensation	161,458	545,311	3,429,172	706,641	7,534,878

Total costs and expenses	1,155,647	889,335	6,544,349	1,220,842	13,606,624

Loss from operations	(1,155,647)	(889,335)	(6,544,349)	(1,220,842)	(13,606,624)

Interest and investment income	7,633	3,971	53,443	3,971	73,478

Other (expense)	(27,710)	—	(44,014)	—	(44,014)

Net loss	(1,175,724)	(885,364)	(6,534,920)	(1,216,871)	(13,577,160)

Preferred stock dividend	(23,794)	—	(23,794)	—	(23,794)

Net loss applicable to common stockholders	$(1,199,518)	$(885,364)	$(6,558,714)	$(1,216,871)	$(13,600,954)

Weighted average shares outstanding:
Basic and diluted	18,604,300	15,811,712	18,425,825	14,338,921	12,760,308

Net loss per common share:
Basic and diluted	$(0.06)	$(0.06)	$(0.36)	$(0.08)	$(1.07)

The accompanying notes are an integral part of these condensed consolidated financial statements

XENOMICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

						Deficit
					Deferred	Accumulated
				Additional	Unamortized	During	Total
	Common Stock		Treasury	Paid in	Stock-based	Development	Stockholders'
	Shares	Par Value	Shares	Capital	Compensation	Stage	Equity
Balance August 4, 1999 (Inception)	—	$—	$—	$—	$—	$—	$—

Sale of common stock - founders	222,000,000	22,200	—	19,800	—	—	42,000
Net loss for the period ended January 31, 2000	—	—	—	—	—	(14,760)	(14,760)
Balance, January 31, 2000	222,000,000	22,200	0	19,800	0	($14,760)	27,240

Net loss for the period ended January 31, 2001	—	—	—	—	—	(267,599)	(267,599)
Balance, January 31, 2001	222,000,000	22,200	0	19,800	0	($282,359)	($240,359)

Capital contribution cash				45,188			45,188
Net loss for the period ended January 31, 2002	—	—	—	—	—	(524,224)	(524,224)
Balance, January 31, 2002	222,000,000	22,200	0	64,988	0	($806,583)	($719,395)

Sale of common stock	7,548,000	755		2,645			3,400
Capital contribution cash				2,500			2,500
Net loss for the period ended January 31, 2003	—	—	—	—	—	(481,609)	(481,609)
Balance, January 31, 2003	229,548,000	22,955	0	70,133	0	($1,288,192)	($1,195,104)

Net loss for the period ended January 31, 2004	—	—	—	—	—	(383,021)	(383,021)
Balance, January 31, 2004	229,548,000	$22,955	$0	$70,133	$0	($1,671,213)	($1,578,125)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOMICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

						Deficit
					Deferred	Accumulated
				Additional	Unamortized	During	Total
	Common Stock		Treasury	Paid in	Stock-based	Development	Stockholders'
	Shares	Par Value	Shares	Capital	Compensation	Stage	Equity
Balance, January 31, 2004	229,548,000	$22,955	$0	$70,133	$0	$(1,671,213)	$(1,578,125)

Founders waive deferred compensation				1,655,029			1,655,029

Private Placement common stock	2,645,210	265		2,512,685			2,512,950

Redeemed shares from Panetta Partners, Ltd	(218,862,474)	(21,886)		(478,114)			(500,000)

Cost associated with recapitalization				(301,498)			(301,498)

Share exchange with Xenomics Founders	2,258,001	226		(226)			0

Issuance of treasury shares to escrow	350,000	35	(35)				0

Private Placement common stock	1,368,154	136		2,667,764			2,667,900

Issuance of warrants to finders				157,062			157,062

Finders warrants charged cost of capital				(157,062)			(157,062)

Deferred stock based compensation				1,937,500	(1,937,500)		0

Amortization of deferred stock based compensation					245,697		245,697

Stock based compensation expense - non-employees				3,862,007			3,862,007

Net loss for the year ended January 31, 2005	—	—	—	—	—	(5,371,027)	(5,371,027)

Balance, January 31, 2005	17,306,891	$1,731	$(35)	$11,923,280	$(1,691,803)	$(7,042,240)	$3,190,935

The accompanying notes are an integral part of these condensed consolidated financial statements

XENOMICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

							Deficit
						Deferred	Accumulated
					Additional	Unamortized	During	Total
	Preferred	Common Stock		Treasury	Paid in	Stock-based	Development	Stockholders'
	Stock	Shares	Par Value	Shares	Capital	Compensation	Stage	Equity
Balance, January 31, 2005	0	17,306,891	$1,731	$(35)	11,923,282	$(1,691,803)	$(7,042,250)	$3,190,935

Private Placement common stock - February 2005		102,564	10		199,990			200,000

Payment of finders fees and expenses in cash					(179,600)			(179,600)

Common stock issued to finders	—	24,461	2	—	(2)	—	—	—

Private placement of common stock - net		127,025	12		20,388			20,400

Private Placement common stock - April 2005		1,515,384	152		2,954,847			2,954,999

Payment of finders fees and expenses in cash					(298,000)			(298,000)

Issuance of warrants to finders at fair value					222,188			222,188

Finders warrants treated cost of capital	—	—	—	—	(222,188)	—	—	(222,188)

Private placement of common stock - net		1,515,384	152		2,656,847			2,656,999

Sale of Series A Convertible Preferred Stock	2,771,000							2,771,000

Payment of finders fees and expenses in cash					(277,102)			(277,102)

Issuance of warrants to finders at fair value					167,397			167,397

Finders warrants treated cost of capital	—	—	—	—	(167,397)	—	—	(167,397)

Sale of Series A Convertible Preferred Stock - net	2,771,000				(277,102)			2,493,898

Retirement of Treasury Shares		(350,000)	(35)	35				—

Shares issued for services		5,000			16,500			16,500

Stock based compensation expense - non-employees					2,928,298			2,928,298

Amortization of deferred stock based compensation						484,374		484,294

Preferred stock dividend							(23,794)	(23,294)

Net loss for 9 month ended October 31, 2005	—	—	—	—	—	—	(6,534,920)	(6,534,920)

Balance, October 31, 2005	2,771,000	18,604,300	$1,860	$0	$17,268,213	$(1,207,429)	$(13,600,954)	$5,232,690

The accompanying notes are an integral part of these condensed consolidated financial statements

XENOMICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended October 31,		Period from August 4, 1999 (inception) to
	2005	2004	October 31, 2005
Cash flows from operating activities:
Net loss	$(6,534,920)	$(1,216,871)	$(13,577,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,588	—	25,624
Stock based compensation expense	3,429,172	706,641	7,534,878
Founders compensation contributed to equity	—	74,404	1,655,029
Changes in operating assets and liabilities:
Prepaid expenses	(62,413)	(43,334)	(97,773)
Security deposit	2,475	(57,207)	(55,698)
Accounts payable and accrued expenses	(105,586)	74,356	101,472
Patent costs	—	(4,402)	—
Total adjustments	3,280,206	750,458	9,163,532
Net cash used in operating activities	(3,254,714)	(466,413)	(4,413,628)
Cash flows from investing activities:
Acquisition of equipment	(29,575)	(88,195)	(116,138)
Net cash used in investing activities	(29,575)	(88,185)	(116,138)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,154,999	2,512,950	8,428,937
Payment of acquisition costs on common stock	(477,600)	(301,498)	(779,098)
Proceeds from issuance of preferred stock	2,771,000		2,771,000
Payment of acquisition costs on preferred stock	(277,102)		(277,102)
Purchase of common stock	—	(500,000)	(500,000)
Payment of preferred stock dividend	(23,794)	—	(23,794)
Net cash provided by financing activities	5,147,503	1,711,452	9,619,943

Net increase in cash and cash equivalents	1,863,212	1,156,844	5,090,177

Cash and cash equivalents at beginning of period	3,226,965	339	—
Cash and cash equivalents at end of period	$5,090,177	$1,157,183	$5,090,177

Supplementary disclosure of cash flow information:
Cash paid for taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOMICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005

(UNAUDITED)

1. BUSINESS OVERVIEW:

Xenomics, Inc. (“Xenomics” or the “Company") is considered to be in the development stage. Since inception on August 4, 1999, Xenomics’ efforts have been principally devoted to research and development, securing and protecting its patents and raising capital. From inception through October 31, 2005, Xenomics has sustained cumulative net losses of $13,577,160. Xenomics's losses have resulted primarily from expenditures incurred in connection with salaries and facilities cost associated with research and development activities, application and filing for regulatory approval of its proposed products, patent filing and maintenance expenses, outside accounting and legal services and regulatory, scientific and financial consulting fees as well as stock-based compensation expense. From inception through October 31, 2005, Xenomics has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial molecular diagnostic products approved by the Food and Drug Administration, and does not expect to have such for several years, if at all.

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

2. BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Xenomics, which include the results of Xenomics, Inc. a Florida corporation and its wholly owned subsidiary Xenomics, a California corporation ("Xenomics Sub"), have been prepared in accordance with (i) accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and (ii) the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Xenomics’s audited financial statements and notes thereto for the year ended January 31, 2005, included in Form 10-KSB/A filed with the SEC on October 28, 2005. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, primarily consisting of normal recurring adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim periods. The results of operations for the nine months ended October 31, 2005 are not necessarily indicative of the results of operations to be expected for the full year ending January 31, 2006.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH, CASH EQUIVALENTS AND MARKETABLE INVESTMENTS - Xenomics considers all highly liquid debt instruments, including treasury bills, purchased with original maturities of three months or less to be cash equivalents.

BUSINESS CONCENTRATIONS AND CREDIT RISKS - All of Xenomics's cash and cash equivalents as of October 31, 2005 are on deposit with a major money center financial institution, or invested in short term U.S. Treasury Bills, not exceeding maturities of 180 days. Bank deposits at any point in time may exceed federally insured limits.

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

As of October 31, 2005, Xenomics had 1,288,837 shares of common stock issuable upon conversion of the 277,100 shares of Series A convertible preferred stock outstanding. In addition Xenomics had 2,503,501 and 20,000 common stock warrants outstanding which were 100% vested as of October 31, 2005 and October 31, 2004 respectively. Stock options outstanding totaled 6,326,000 and 5,250,000 as of October 31, 2005 and 2004, respectively. All share and per share amounts have been retroactively restated to reflect the 111 for 1 stock split which was effective October 26, 2004.

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

A total of 5,000,000 shares of common stock have been reserved for issuance under the Xenomics Stock Option Plan, as amended (the "Plan"). As of October 31, 2005, options for 6,326,000 shares were outstanding under the Plan. 1,326,000 of such options have been granted subject to stockholder approval of an increase in the number of shares that can be granted under the Plan. With respect to the options granted prior to stockholder approval a measurement date has not occurred and accordingly no compensation expense has been recorded. When such measurement date does occur, stock based compensation expense will be recorded for any excess of the fair value on that date over the exercise price. During the nine months ended October 31, 2005, Xenomics recorded $3,429,172 in stock-based compensation expense associated with shareholder approved options and warrants and had $1,207,429 of deferred stock based compensation. Had the 1,326,000 options granted subject to shareholder approval been approved on October 31, 2005 (the measurement date, at which date the market price of the Company’s stock was $1.95 per share) the Company would have recognized approximately $100,000 of additional stock-based compensation during the nine months ended October 31, 2005 and would have approximately $600,000 of additional deferred stock based compensation as of October 31, 2005.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both Quarterly and Annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. (See table below).

Had compensation cost for stock options granted to employees and directors been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, Xenomics's net loss would have been as follows:

	Three Months Ended October 31,		Nine Months Ended October, 31
	2005	2004	2005	2004
Net loss applicable to common stockholders as reported	$(1,199,518)	$(885,364)	$(6,558,714)	$(1,216,871)
Add: Stock-based employee compensation expense
recorded under APB No. 25 intrinsic value method	161,458	84,239	484,375	84,239
Deduct: Stock-based employee compensation
expense determined under fair value method	(324,742)	(174,239)	(974,225)	(174,388)

Pro forma net loss applicable to common stockholders	$(1,362,801)	$(975,364)	$(7,048,564)	$(1,307,020)

Net loss per share:
Basic and diluted -as reported	$(0.06)	$(0.06)	$(0.36)	$(0.08)

Basic and diluted -pro forma	$(0.07)	$(0.06)	$(0.38)	$(0.09)
Black-Scholes Methodology Assumptions:
Dividend yield	0%	0%	0%	0%

Risk free interest rate	4.25%	4.25%	4.25%	4.25%

Expected lives of options	7 years	7 years	7 years	7 years

Volatility of 0% was used until Xenomics's common stock began to trade publicly on July 2, 2004. Since July 5, 2004 through October 31, 2005, Xenomics has used 80% volatility to determine fair value of options granted to employees.

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

On April 7, 2005, the Company closed the second and final traunche of the private placement selling 1,515,384 shares of common stock and 378,846 warrants to certain additional Investors. The securities were sold as a unit (the "Units") at a price of $1.95 per Unit for aggregate proceeds of $2,954,999, upon the same terms as the first tranche. The Company paid an aggregate $298,000 and issued an aggregate 121,231 warrants to purchase common stock to various selling agents. The warrants are immediately exercisable at $2.15 per share, will expire five years after issuance. The warrants had a fair value of $222,188 on the date of issuance and this amount was recorded as a cost of raising capital. These April 7, 2005 Investors became parties to the same Registration Rights Agreement (the "Registration Rights Agreement") as the January 28, 2005 Investors

In connection with the offer and sale of securities to the Investors the Company also entered into a Registration Rights Agreement, dated as of January 28, 2005, with the Investors pursuant to which the Company agreed to file, within 120 days after the closing, a registration statement covering the resale of the shares of common stock sold to the Investors and the shares of common stock issuable upon exercise of the Warrants issued to the Investors. In the event a registration statement covering such shares of Common Stock is not filed with the SEC by the 120th day after the final closing of the Offering (May 28, 2005), the Company shall pay to the investors, at the Company's option in cash or common stock, an amount equal to 0.1125% of the gross proceeds raised in the Offering for each 30 day period that the registration statement is not filed with the SEC. On August 1, 2005 the Company filed a Form SB-2 registration statement with the Securities and Exchange Commission and the resulting liquidated damages in the amount of $16,304 was paid to the Investors.

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

On July 13, 2005, the Company closed a private placement of 277,100 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and 386,651 warrants to certain investors for aggregate gross proceeds of $2,771,000 pursuant to a Securities Purchase Agreement dated as of July 13, 2005. The Series A Preferred Stock has a liquidation preference over common stock, earns a quarterly dividend at the rate of 1% per quarter based on the aggregate gross proceeds and is convertible into common stock at the rate of $2.15 per share or 1,288,837 shares of common stock. The warrants sold to the Investors are immediately exercisable at $3.25 per share and are exercisable at any time within five years from the date of issuance. These investor warrants had a fair value of $567,085 on the date of issuance. In addition the Company paid an aggregate $277,102 and issued an aggregate 105,432 warrants to purchase common stock to certain selling agents. The warrants issued to the selling agents are immediately exercisable at $2.50 per share and will expire five years after issuance. The selling agent warrants had a fair value of $167,397 on the date of issuance and this amount was recorded as a cost of raising capital.

In connection with the offer and sale of the Series A Preferred Stock securities the Company also entered into a Registration Rights Agreement pursuant to which the Company has agreed to have a registration statement covering the resale of the common stock attributable to conversion of Series A Preferred Stock and the shares of common stock issuable upon exercise of the preferred warrants, declared effective by October 25, 2005. In the event a registration statement covering such shares of common stock is not declared effective by October 25, 2005 the Company shall pay to the investors, at the Company's option in cash or common stock, an amount equal to 1% of the gross proceeds raised in the Offering for each 30 day period that the registration statement is not declared effective by the SEC. The registration statement filed on August 1, 2005 was not declared effective by October 25, 2005 and the resulting initial liquidated damages of $27,710 was paid to the investors in cash on November 11, 2005. Such failure to have the registration statement declared effective by the SEC will result in continuing liquidated damages equal to $27,710 for every 30-day period that the registration statement is not declared effective.

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

EMPLOYMENT AND CONSULTING AGREEMENTS:

On June 27, 2005, Xenomics entered into an agreement with Gabriele M. Cerrone, the Company’s Co-Chairman, to serve as a consultant for a term of three years effective July 1, 2005 with automatic renewal for successive one year periods unless either party gives notice to the other not to renew the agreement. The duties of Mr. Cerrone pursuant to the agreement consist of business development, strategic planning, capital markets and corporate financing consulting advice. Mr. Cerrone’s compensation under the agreement is $16,500 per month. Pursuant to the agreement the Company paid Mr. Cerrone a $50,000 signing bonus in July 2005. Mr. Cerrone is eligible each year of the agreement for a cash bonus of up to 15% of his base annual compensation of $198,000. In the event the agreement is terminated without cause or for good reason, Mr. Cerrone will receive a cash payment equal to the aggregate amount of the compensation payments for the then remaining term of the agreement. In addition, in such event, all unvested stock options owned by Mr. Cerrone will immediately vest and the exercise period of such options will be extended to the later of the longest period permitted by the Company’s stock option plans or ten years following termination. In the event a change of control of the Company occurs, Mr. Cerrone shall be entitled to such compensation upon the subsequent termination of the agreement within two years of the change in control unless such termination is the result of Mr. Cerrone's death, disability or retirement or Mr. Cerrone’s termination for cause.

On May 24, 2005, the Company’s Compensation Committee in recognition of the substantial time and effort to the Company’s affairs during the past year by each of Gabriele M. Cerrone, Co-Chairman, L. David Tomei, Co-Chairman and President of SpaXen Italia, S.R.L., the Company’s joint venture with the Spallanzani National Institute for Infectious Diseases in Rome, Italy, Samuil Umansky, President and Hovsep Melkonyan, Vice President, Research, accelerated the vesting of outstanding stock options dated June 24, 2004 previously granted to each such officer in the amounts of 1,050,000, 1,012,500, 1,012,500 and 675,000, respectively, so that such options vest as of May 24, 2005. This acceleration resulted in the Company recording stock based compensation expense of $3,197,694 during the quarter ended October 31, 2005, which represented the balance remaining in deferred unamortized stock-based compensation.

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

Pursuant to the Agreement, Xenomics issued warrants to purchase 1,000,000 shares of Common Stock of Xenomics to Trilogy, at an exercise price of $2.95 per share (the “Warrants”). The exercise price was determined to be consistent with the price of the warrants being offered to purchasers as part of an investment unit in the then operative private placement memorandum. The Warrants issued to Trilogy are exercisable upon issuance and expire on December 13, 2007. Xenomics has agreed to file a registration statement with the Securities and Exchange Commission registering for resale the shares of Common Stock underlying the Warrants. The Fair Value of the Warrants using the Black-Scholes methodology is $2,630,440 which was recorded as stock-based compensation expense in the quarter ended January 31, 2005.

6. Restatement:

On November 28, 2005 the Company received a comment letter from the Securities and Exchange Commission (the“SEC”) concerning its Amendment No. 1 to Form SB-2 which was filed with the SEC by the Company on October 28, 2005. The Company’s consolidated financial statements for the year ended January 31, 2005 and the six months ended July 31, 2005, which were incorporated into Amendment No. 1 to Form SB-2, are being restated in response to certain of the SEC comments. The Company intends to file amended annual and quarterly reports for periods ended January 31, 2005 and July 31, 2005 as soon as practical.

The adjustments to the consolidated financial statements principally relate to stock based compensation expense and the following is a summary of the impact of these adjustments:

	Year ended January 31, 2005	Six months ended July 31, 2005

Net loss – as reported	$(1,388,384)	$(2,526,077)

Net loss – restated	$(5,371,027)	(5,356,801)

Loss per share
Basic and diluted – as reported	$(0.10)	$(0.14)

Loss per share
Basic and diluted – restated	$(0.37)	$(0.29)

The consolidated financial statements included in this quarterly report for the quarter and nine months ended October 31, 2005 and for the period from August 4, 1999 (inception) to October 31, 2005 reflect the cumulative effects of these adjustments. Please see Footnotes 3 and 5 above and Management’s Discussion and Analysis or Plan of Operaiton below for more detailed discussion of stock based compensation expense and the Company’s equity instruments which gave rise to the adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

HISTORY

Since inception on August 4, 1999 through October 31, 2005, we have sustained cumulative net losses of $13,577,160. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through October 31, 2005, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial products and we do not expect to have any for the foreseeable future. Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net cash inflows from any products developed may take several years to achieve.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004.

We had no revenues during the quarters ended October 31, 2005 and 2004 because we do not have any commercial products and we do not expect to have any for the foreseeable future.

Operating expenses increased to $1,155,647 during the quarter ended October 31, 2005 from $889,335 for the same period in 2004. This increase occurred as a result of increased business activities which began subsequent to July 2, 2004, the date our business combination and first private placement was completed.

Research and development expenses increased $64,933 or 22% to $366,555 during the quarter ended October 31, 2005, from $301,622 during the quarter ended October 31, 2004. These expenditures include our in-house research and development laboratory in New Jersey, salaries and staff costs, patent legal, filing and maintenance expenses, regulatory and scientific consulting fees and laboratory supplies. The most significant increases in the quarter were salaries and wages as we added laboratory staff in our New Jersey research facility.

General and administrative expenses increased to $627,634 during the quarter ended October 31, 2005 as compared to $42,402 during the quarter ended October 31, 2004. This increase was principally due to increased investor relation expenditures of approximately $93,000; consulting fees associated with retaining the services of our Co-Chairmen, Messrs. Cerrone and Tomei totaling approximately $104,000; plus legal and public accounting fees of approximately $88,000; higher facilities expense, including insurance, totaling approximately $137,000; higher compensation cost associated with the hiring of our Chief Executive Officer, Controller and other office staff of approximately $59,000; and higher travel, primarily attending investor and scientific conferences, of $45,000.

Stock-based compensation expense for the quarters ended October 31, 2005 and 2004 was $161,458 and $545,311 respectively. During the quarter ended October 31, 2004 approximately $461,000 of such expense were attributable to options granted to our Co-Chairmen, Messrs. Cerrone and Tomei as consultants for services rendered and was measured using the fair value (Black-Scholes) methodology, where there was no such expense in the quarter ended October 31, 2005. Had we used the fair value method of computing stock-based compensation expense for employee and director options our stock based compensation expense would have been approximately $163,000 and $90,000 higher in the quarters ended October 31, 2005 and 2004 respectively.

Interest and investment income for the quarters ended October 31, 2005 and 2004 was $7,633 and 3,971 respectively as a result of our higher cash and marketable investment balances reflecting our recent private placements discussed in the “Liquidity and Capital Resources” section below. In addition we incurred $27,710 of liquidated damages to preferred shareholders associated with not having our registration statement effective by October 25, 2005.

Net loss for the quarter ended October 31, 2005 was $1,175,724 as compared to a loss of $885,364 for the same period in 2004. The increase in the net loss in 2005 is principally the result of higher operating expenses described above.

NINE MONTHS ENDED OCTOBER 31, 2005 AND 2004.

We had no revenues during the nine months ended October 31, 2005 and 2004 because we do not have any commercial products and we do not expect to have any for the foreseeable future.

Operating expenses increased to $6,544,349 during the nine months ended October 31, 2005 from $1,220,842 for the same period in 2004. This increase occurred as a result of increased business activities which began subsequent to July 2, 2004, the date our business combination and first private placement was completed.

Research and development expenses increased to $959,363 during the nine months ended October 31, 2005, up from $469,796 during the nine months ended October 31, 2004. These expenditures include salaries and staff costs for our in-house research and development laboratory in New Jersey, patent legal, filing and maintenance expenses, regulatory and scientific consulting fees and laboratory supplies. Our research and development expenses increased because we were operating for the full nine months in the nine months ended October 31, 2005 whereas we started operating July 2, 2004 (the date of our business combination and first private placement) during the nine months ended October 31, 2004.

Similarly general and administrative expenses increased to $2,155,814 during the nine months ended October 31, 2005 as compared to $44,405 during the nine months ended October 31, 2004 because we were operating for the full nine months in the nine months ended October 31, 2005, whereas we started operating July 2, 2004 (the date of our business combination and first private placement) during the nine months ended October 31, 2004. This increase was principally due to increased investor relation expenditures of approximately $470,000; higher facilities expense, including insurance and a corporate headquarters in New York City, totaling approximately $471,000; higher compensation cost associated with the hiring of our Chief Executive Officer, Controller and other office staff of approximately $338,000; increased consulting fees associated with retaining the services of our Co-Chairmen, Messrs. Cerrone and Tomei totaling approximately $273,000; plus legal and public accounting fees of approximately $270,000 and higher travel, primarily attending investor and scientific conferences, of approximately $117,000.

Stock-based compensation expense for the nine months ended October 31, 2005 and 2004 was $3,429,172 and $706,641 respectively. During the nine months ended October 31, 2005 we accelerated the vesting of certain stock options which resulted in expense of $3,197,694 which represented the balance remaining in deferred unamortized stock-based compensation. Had we used the fair value method for employee and director options our stock based compensation expense would have been approximately $490,000 and $90,000 higher in the quarters ended October 31, 2005 and 2004 respectively.

Interest and investment income for the nine months ended October 31, 2005 and 2004 was $53,443 and $3,971 respectively as a result of our higher cash balances reflecting our recent private placements discussed in the “Liquidity and Capital Resources” section below. This income was partially offset by liquidated damages we incurred in the amount of $16,304 to certain common stock investors for failure to file a registration statement covering such shares of common stock by the 120th day after the final closing of the private placements. On August 1, 2005 we filed the required Form SB-2 registration statement with the Securities and Exchange Commission. We also incurred $27,710 of initial liquidated damages to preferred shareholders associated with not having our registration statement declared effective by the SEC on or prior to October 25, 2005.

Net loss for the nine months ended October 31, 2005 was $6,534,920 as compared to a loss of $1,216,871 for the same period in 2004. The increase in the net loss in 2005 is the result of higher operating expenses, slightly offset by higher interest and investment income as described above.

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

We expect it will take 2 to 3 years for our first product to be commercialized. During the second half of calendar 2006, with the addition of appropriate regulatory personnel, we intend to create a good manufacturing practice, or cGMP, compliant manufacturing facility. At the same time, we must adopt the FDA Quality System Regulations (QSR) system of documentation. In most cases, we expect to purchase bulk quantities of specified raw materials and reagents from qualified vendors. In some cases, we may synthesize certain materials and reagents. We expect our manufacturing facility to use bulk materials to assemble reagent sets, perform quality control testing and package the reagent sets for shipping and distribution. Because we do not have manufacturing experience, we may not be able to establish a cGMP compliant facility or develop reproducible and effective manufacturing processes at a reasonable cost. In such event, we will have to rely on third party manufacturers whose availability and cost is presently unclear.

We entered into a lease for corporate office space in New York City comprising approximately 2,000 square feet, for seven years ending September 30, 2011 We believe the lease should provide sufficient space for our corporate offices for our anticipated level of activity during 2006. In addition, we have a lease for a laboratory facility of approximately 3,700 sq. ft. in Monmouth Junction, New Jersey. As discussed above the current laboratory facility does not meet cGMP standards and we are currently assessing the cost to make the necessary modifications to the existing facility, or move to a new facility that satisfies cGMP standards.

LIQUIDITY AND CAPITAL RESOURCES.

As of October 31, 2005 we had $5,090,177 in cash, cash equivalents and marketable investments, compared to $3,226,965 as of January 31, 2005. This increase of $1,863,212 is the result of net fund raising of $5,147,504, less approximately $3,300,000 used for operating and investing activities during the nine months ended October 31, 2005.

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

On February 5, 2005 we completed the first traunche of the private placement described above selling an additional 102,564 shares of its common stock to the Investors at a price of $1.95 per share for aggregate proceeds of $200,000. In addition, we paid an aggregate $179,600 in cash and issued 24,461 shares of common stock to certain selling agents, in lieu of cash on the entire first traunche of the private placement.

On April 7, 2005, we closed the second and final traunche of the private placement selling 1,515,384 shares of common stock and 378,846 warrants to certain additional Investors for aggregate proceeds of $2,954,999. We paid an aggregate $298,000 in fees and issued an aggregate 121,231 warrants to purchase common stock to selling agents. The warrants are immediately exercisable at $2.15 per share and will expire five years after issuance. These April 7, 2005 Investors became parties to the same Registration Rights Agreement as the January 28, 2005 Investors.

On July 13, 2005, we closed a private placement of 277,100 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and 386,651 warrants to certain investors for aggregate gross proceeds of $2,771,000 pursuant to a Securities Purchase Agreement dated as of July 13, 2005. The warrants are immediately exercisable at $3.25 per share and are exercisable at any time within five years from the date of issuance. We paid an aggregate $277,102 and issued an aggregate 105,432 warrants to purchase common stock to certain selling agents. The warrants issued to selling agents are immediately exercisable at $2.50 per share and will expire five years after issuance.

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

ITEM 3: CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Principal Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of October 31, 2005, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of October 31, 2005, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls over financial reporting that could significantly affect internal controls during the three months ended October 31, 2005.

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

Xenomics, Inc.
(Registrant)

Date: December 20, 2005	By:	/s/ V. Randy White

V. Randy White Chief Executive Officer

Date: December 20, 2005	By:	/s/ Bernard F. Denoyer

Bernard F. Denoyer Vice President, Controler

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002