Form 10KSB/A
period 2005-01-31
XENOMICS INC
filed 2006-01-10
CIK 1213037

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Amendment No. 2 to Form 10-KSB

(Mark One)
☒ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

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

☒ Yes  ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer's revenues for the year ended January 31, 2005 were $-0-.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on May 16, 2005, based on the closing bid price on such date, was $44,873,043.

As of May 16, 2005 the issuer had a total of 18,949,300 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):  ☐Yes ☒ No

Explanatory Note

This Amendment No.2 to our Annual Report on Form 10-KSB includes restated audited consolidated financial statements for the years ended January 31, 2005 and 2004, and for the period from inception (August 4, 1999) to January 31, 2005, in response to comments received by us from the Staff of the Securities and Exchange Commission.  See Note 2 to the accompanying audited consolidated financial statements. This Amendment speaks as of the original filing date of our Annual Report on Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date.

XENOMICS, INC.

AMENDMENT NO. 2 TO FORM 10-KSB

PART I

This Amendment No.2 to Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are characterized by future or conditional verbs and include, but are not limited to, statements regarding the results of product development efforts, clinical trials and the scope and success of future operations. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under "Risk Factors" and elsewhere in this Amendment No.2 to Form 10-KSB for the year ended January 31, 2005, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical studies, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

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

•	Corporate Term: Until December 31, 2009, unless extended or terminated prior to that date;

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

Our principal executive office is located at 420 Lexington Avenue, Suite 1701, New York, New York 10170 and our telephone number is (212) 297-0808.

We maintain a site on the World Wide Web at www.xenomics.com; however, information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings, including our annual report on Amendment No.2 to Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

RISKS RELATED TO OUR BUSINESS

WE ARE A DEVELOPMENT STAGE COMPANY AND MAY NEVER COMMERCIALIZE ANY OF OUR PRODUCTS OR SERVICES OR EARN A PROFIT.

We are a development stage company and have incurred losses since we were formed. From our date of inception, August 4, 1999, through January 31, 2005, we have accumulated a total deficit of $7,042,240. To date, we have experienced negative cash flow from development of the Tr-DNA technology. We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize the Tr-DNA technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from the Tr-DNA technology or attain profitability, we will not be able to sustain operations.

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

THE COMMERCIAL SUCCESS OF OUR PRODUCT CANDIDATES WILL DEPEND UPON THE DEGREE OF MARKET ACCEPTANCE OF THESE PRODUCTS AMONG PHYSICIANS, PATIENTS, HEALTH CARE PAYORS AND THE MEDICAL COMMUNITY .

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

On June 24, 2004, we entered into a voting agreement with L. David Tomei, Co-Chairman, Samuil Umansky, President, Hovsep Melkonyan, Vice President, Research, Anatoly Lichtenstein and Kathryn Wilke (collectively, the “Xenomics Shareholders”), Panetta Partners Ltd., an affiliate of Gabriele M. Cerrone, Etruscan Mobilia Investments, Ltd., Hawkeye Incubator Ltd. and Lazio Bioventure Ltd. (collectively, the “Original Shareholders”) and Fimi, SPA, Blenton Management, Roffredo Gaetani, Nicola Granato, R. Merrill Hunter, Mike Wilkins, Christoph Bruening and Fossil Ventures LLC (collectively, the “Investors”) pursuant to which so long as the Xenomics Shareholders own an aggregate 752,667 shares of common stock of our company, such Xenomics Shareholders shall have the right to (i) designate 1/3 of the members of the Board of Directors if the number of directors on the Board is more than 7, (ii) designate 2 directors if the number of directors on the Board is between 5 and 7 or (iii) designate 1 director if the number of directors on the Board is less than 5. The voting agreement will terminate upon the earlier of (a) the adjudication by a court of competent jurisdiction that our company is bankrupt or insolvent, (b) the filing of a certificate of dissolution by us, (c) upon the written consent of us and a majority of the Xenomics Shareholders, (d) upon the listing of our shares of common stock on NASDAQ or a national securities exchange, or (e) on June 15, 2007.

HISTORY (Continued)

We are a party to a technology acquisition agreement dated June 24, 2004 with L. David Tomei, Chairman, Samuil Umansky, President, Hovsep Melkonyan, Vice President, Research, Anatoly Lichtenstein and Kathryn Wilke (collectively, the “Shareholders”) and Xenomics Sub pursuant to which the Shareholders have the option for a period of 90 days after the delivery of an accounting from us (due by August 1, 2006) to acquire the Tr-DNA technology from us in the event we expended less than 50% of the aggregate net proceeds received by us from our aggregate equity or debt financings during the two year period ending on July 2, 2006, on development of the Tr-DNA technology. Upon delivery of the exercise notice by the Shareholders, we will have 90 days in which to remedy the inadequacies in the exercise notice. In consideration for the acquisition of the Tr-DNA technology each Shareholder would transfer to us all of the shares of our common stock owned by such Shareholder as well as the market value of the shares of common stock received in the Exchange but subsequently sold by such Shareholder. In addition, all stock options and other rights to purchase common stock owned by such Shareholder would be canceled. As of January 31 2005, we have raised $4,379,352, net of finder’s fees and expenses, substantially all of which is expected to be used on development of the Tr-DNA technology. As additional capital is raised, we anticipate that substantially all of it will be used to develop the Tr-DNA technology.

Since inception on August 4, 1999 through January 31, 2005, we have sustained cumulative net losses of $7,042,240. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through January 31, 2005, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial products and we do not expect to have any for the foreseeable future. Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net cash inflows from any products developed may take several years to achieve.

RESULTS OF OPERATIONS

YEARS ENDED JANUARY 31, 2005 AND 2004.

We had no revenues during the years ended January 31, 2005 and 2004 because we do not have any commercial products and we do not expect to have any for the foreseeable future.

Operating expenses increased to $5,377,036 during the year ended January 31, 2005 from $397,047 for the same period in 2004. This increase reflects heightened business activity since the recapitalization discussed elsewhere in this report. During the year ended January 31, 2005 research and development expenses increased to $619,635 as compared to $383,564 during the year ended January 31, 2004, reflecting higher salaries and wages, patent prosecution fees and legal expenses, consultants and scientific advisors. General and administrative expenses increased to $651,695 during the year ended January 31, 2005, as compared to $13,483 during the year ended January 31, 2004, primarily reflecting higher rent expenses for our newly opened New York office and laboratory space in New Jersey, corporate legal and accounting, insurance and higher salaries and wages associated with hiring a CEO in September 2004. Included in operating expenses during the year ended January 31, 2005 was non-cash stock-based compensation expense of $$4,105,706 whereas there was no comparable expense during the prior year. This expense consisted of $2,630,440 associated with warrants issued to an investor relations consultant, whereas we had no such expense during the year ended January 31, 2004. The balance consisted of options issued to employees and other consultants for services rendered in a variety of capacities.

Net loss for the year ended January 31, 2005 was $5,371,027 compared to a loss of $383,021 for the same period in 2004. The increase in the net loss in 2005 is the result of higher operating expenses, as described above.

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

On January 28, 2005, we closed the first traunche of a private placement selling 1,368,154 shares of common stock and 367,681 warrants to certain investors (the "Investors"). The securities were sold as a unit (the "Units") at a price of $1.95 per Unit for aggregate proceeds of $2,667,900. Each Unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock. The warrants are immediately exercisable at $2.95 per share and are exercisable at any time within five years from the date of issuance. We also issued an aggregate 123,659 warrants to purchase common stock to various selling agents, which are immediately exercisable at $2.15 per share and will expire five years after issuance.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Note 3 of the notes to our consolidated financial statements included in this Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Accounting for Business Combinations - We have applied the Financial Accounting Standards Board Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" to the Exchange concluded on July 2, 2004. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations" in its entirety. All business combinations in the scope of this Statement are now to be accounted for using only one method, the purchase method. The accompanying consolidated financial statements of our company which include the results of Xenomics, Inc. a Florida corporation and its wholly owned subsidiary Xenomics Sub have been prepared in accordance with SFAS No. 141 and we have determined that the acquiring entity was Xenomics Sub. For accounting purposes, the acquisition has been treated as an acquisition of Xenomics Inc. (formerly Used Kar Parts, Inc.) by Xenomics Sub and as a recapitalization of Xenomics Sub. Accordingly, the historical financial statements prior to July 2, 2004 are those of Xenomics Sub

Accounting for stock based compensation: We have adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As provided for by SFAS 123, we have also elected to account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25")." Accordingly, compensation expense has been recognized based on the intrinsic value of stock issued or options granted to employees and directors for services rendered. Other stock based compensation associated with grants to non-employees, as well as Directors who perform services outside of their Board duties, is measured using the fair value method. We rely on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through January 31, 2005 stock based compensation expense totaled $4,105,706 and our deferred unamortized stock-based compensation as January 31, 2005 was $1,691,803.

A total of 5,000,000 shares have been reserved for issuance under the Plan. As of January 31, 2005, options for 5,445,000 shares were outstanding under the Plan. 445,000 of such options have been granted subject to stockholder approval of an increase in the number of shares that can be granted under the plan. With respect to the options granted subject to stockholder approval a measurement date has not occurred and no compensation expense has been recorded. When such measurement date does occur, compensation expense will be recorded for any excess of the fair market value on that date over the exercise price. Had the 445,000 options granted to employees and directors, subject to shareholder approval, been approved on January 31, 2005 (the measurement date, on which date the market price of the Company’s stock was $4.20 per share) the Company would have recognized approximately $200,000 of additional stock-based compensation during the twelve months ended January 31, 2005.

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

ITEM 7. FINANCIAL STATEMENTS.

The full text of our audited consolidated financial statements for the fiscal years ended January 31, 2005 and 2004 begins on page F-1 of this Annual Report on Amendment No.2 to Form 10-KSB.

ITEM 8A. CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Principal Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of January 31, 2005, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of January 31, 2005, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following summary compensation table sets forth certain information concerning compensation paid to our Chief Executive Officer and our four most highly paid executive officers (the "Named Executive Officers") whose total annual salary and bonus for services rendered in all capacities for the year ended January 31, 2005 was $100,000 or more on an annualized basis.

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

The following table summarizes information about our equity compensation plans as of January 31, 2005.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Stockholders	5,000,000	$ 1.50	0

Equity Compensation Plans Not Approved by Stockholders	1,956,341	$ 2.71	n/a
Total	6,956,341	$ 1.84	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates beneficial ownership of our common stock as of May 16, 2005 by:

•	Each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•	Each of our executive officers and directors; and

•	All of our executive officers and directors as a group.

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

+ Denotes a management contract or compensatory plan or arrangement

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES.

The aggregate fees billed and unbilled for the fiscal years ended January 31, 2005 and 2004 for professional services rendered by our principal accountants for the audits of our annual financial statements on Amendment No.2 to Form 10-KSB and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately $28,271 and $8,000 respectively.

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

Xenomics, Inc.

Date: January 10, 2006	By:	/s/ V. Randy White

V. Randy White, Ph.D., Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. David Tomei	Co-Chairman of the Board, President, SpaXen Italia, srl	January 10, 2006
L. David Tomei, Ph.D

/s/ Gabriele M. Cerrone	Co-Chairman of the Board	January 10, 2006
Gabriele M. Cerrone

/s/ V. Randy White	Chief Executive Officer and Director	January 10, 2006
V. Randy White, Ph.D

/s/ Bernard F. Denoyer	Vice President , Controller	January 10, 2006
Bernard F. Denoyer

/s/ Samuil Umansky	President and Chief Scientific Officer and Director	January 10, 2006
Samuil Umansky, M.D., Ph.D

/s/ Christoph Bruening	Director	January 10, 2006
Christoph Bruening

/s/ John Brancaccio	Director	January 10, 2006
John Brancaccio

/s/ Donald H. Picker	Director	January 10, 2006
Donald H. Picker, Ph.D

XENOMICS, INC.

(A Development Stage Company)

Index to Restated Consolidated Financial Statements

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

As discussed in Note 2 to the consolidated financial statements the accompanying financial statements for the 2005 and 2004 years , and for the period from inception (August 4, 1999) to January 31, 2005, have been restated.

/s/ Lazar Levine & Felix LLP

Lazar Levine & Felix LLP

New York, New York
December 15, 2005

XENOMICS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET - RESTATED

AS OF JANUARY 31, 2005

ASSETS

Current Assets:

Cash and cash equivalents	$3,226,965
Prepaid expenses	35,360
Total Current Assets	3,262,325

Property and equipment, net	77,495
Security deposits	58,173
TOTAL ASSETS	$3,397,993

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$95,063
Accrued expenses	111,995
Total Current Liabilities	207,058

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares
authorized, none outstanding	—
Common stock, $.0001 par value, authorized 100,000,000
shares, 17,306,891 issued at January 31, 2005	1,731
Treasury stock 350,000 common shares, at par	(35)
Additional paid-in-capital	11,923,282
Deferred unamortized stock-based compensation	(1,691,803)
Deficit accumulated during the development stage	(7,042,240)
TOTAL STOCKHOLDERS’ EQUITY	3,190,935
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,397,993

See accompanying notes

XENOMICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS - RESTATED

	For the years ended January 31,		For the Period from August 4, 1999 (inception) to January 31,
	2005	2004	2005
Revenues	$—	$—	$—

Costs and Expenses:
Research and development	619,635	383,564	2,290,327
General and administrative	651,695	13,483	666,242
Stock-based compensation - general and administrative	4,105,706	—	4,105,706
	5,377,036	397,047	7,062,275

Loss from operations	(5,377,036)	(397,047)	(7,062,275)

Interest and other income	6,009	14,026	20,035

Net loss	$(5,371,027)	$(383,021)	$(7,042,240)

Weighted average shares outstanding:
Basic and diluted	14,580,186	13,166,502	11,988,509

Net loss per common share:
Basic and diluted	$(0.37)	$(0.03)	$(0.59)

See accompanying notes

XENOMICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - RESTATED

						Deficit
					Deferred	Accumulated
				Additional	Unamortized	During	Total
	Common Stock		Treasury	Additional Paid in	Stock-based	Development	Stockholder’s
	Shares	Par Value	Shares	Capital	Compensation	Stage	Equity
Balance August 4, 1999 (Inception)	—	$—	$—	$—	$—	$—	$—
Sale of common stock - founders	222,000,000	22,200	—	19,800	—	—	42,000
Net loss for the period ended January 31, 2000	—	—	—	—	—	(14,760)	(14,760)
Balance, January 31, 2000	222,000,000	22,200	$0	19,800	$0	(14,760)	27,240
Net loss for the period ended January 31, 2001	—	—	—	—	—	(267,599)	(267,599)
Balance, January 31, 2001	222,000,000	22,200	$0	19,800	$0	(282,359)	(240,359)
Capital contribution cash				45,188			45,188
Net loss for the period ended January 31, 2002	—	—	—	—	—	(524,224)	(524,224)
Balance, January 31, 2002	222,000,000	22,200	$0	64,988	$0	(806,583)	(719,395)
Sale of common stock	7,548,000	755		2,645			3,400
Capital contribution cash				2,500			2,500
Net loss for the period ended January 31, 2003	—	—	—	—	—	(481,609)	(481,609)
Balance, January 31, 2003	229,548,000	22,955	$0	70,133	$0	(1,288,192)	(1,195,104)
Net loss for the period ended January 31, 2004	—	—	—	—	—	(383,021)	(383,021)
Balance, January 31, 2004	229,548,000	$22,955	$0	$70,133	$0	$(1,671,213)	$(1,578,125)

See accompanying notes

XENOMICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - RESTATED (Continued)

						Deficit
					Deferred	Accumulated
				Additional	Unamortized	During	Total
	Common Stock		Treasury	Paid in	Stock-based	Development	Stockholders'
	Shares	Par Value	Shares	Capital	Compensation	Stage	Equity
Balance, January 31, 2004	229,548,000	$22,955	$0	$70,133	$0	($1,671,213)	($1,578,125)

Founders waive deferred compensation				1,655,029			1,655,029
Private Placement common stock	2,645,210	265		2,512,685			2,512,950
Redeemed shares from Panetta Partners, Ltd	(218,862,474)	(21,886)		(478,114)			(500,000)
Cost associated with recapitalization				(301,498)			(301,498)
Share exchange with Xenomics Founders	2,258,001	226		(226)			0
Issuance of treasury shares to escrow	350,000	35	(35)				0
Private Placement common stock	1,368,154	136		2,667,764			2,667,900
Issuance of warrants to finders				403,038			403,038
Finders warrants charged cost of capital				(403,038)			(403,038)
Deferred stock based compensation				1,937,500	(1,937,500)		0
Amortization of deferred stock based compensation					245,697		245,697
Options issued to consultants				1,068,238			1,068,238
Warrants issued to consultant				2,630,440			2,630,440
Net loss for the year ended January 31, 2005	—	—	—	—	—	(5,198,117)	(5,198,117)
Balance, January 31, 2005	17,306,891	$1,731	($35)	$11,923,282	($1,691,803)	($7,042,240)	$3,190,935

See accompanying notes

XENOMICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)

	For The Years ended January 31,		For the Period from August 4, 1999 (inception) to January 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(5,371,027)	$(383,021)	$(7,042,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,067	—	9,067
Founders’ deferred compensation contributed
to stockholder’s equity	74,404	382,500	1,655,029
Stock-based compensation expense	4,105,706	—	4,105,706
Changes in operating assets and liabilities:
Prepaid expenses	(35,360)	—	(35,360)
Security deposit	(58,173)	—	(58,173)
Accounts payable and accrued expenses	207,058	—	207,058
Patent Costs	2,162	365	—
Total Adjustments	4,304,863	382,865	5,883,327

Net cash used in operating activities	(1,066,164)	(156)	(1,158,913)

Cash flows from investing activities:
Acquisition of equipment	(86,562)	—	(86,562)
Net cash used in investing activities	(86,562)	—	(86,562)

Cash flows from financing activities:
Proceeds from issuance of common stock - net	5,180,850	—	5,273,938
Redeemed shares from Panetta Partners, Ltd.	(500,000)	—	(500,000)
Costs associated with recapitalization	(301,498)	—	(301,498)
Net cash provided by financing activities	4,379,352	—	4,472,440

Net increase(decrease) in cash and cash equivalents	3,226,626	(156)	3,226,965

Cash and cash equivalents at beginning of period	339	495	—
Cash and cash equivalents at end of period	$3,226,965	$339	$3,226,965

Supplemental disclosure of cashflow information:

Cash paid for taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

See accompanying notes

XENOMICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

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

The combined entities (Xenomics, Inc. and Xenomics Sub, referred to as "Xenomics" or "the Company"), are considered to be in the development stage. Since inception August 4, 1999 the Company's efforts have been principally devoted to research and development, securing and protecting our patents and raising capital. From inception through January 31, 2005, Xenomics has sustained cumulative net losses of $7,042,240. Xenomics's losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of our proposed products, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees. From inception through January 31, 2005, Xenomics has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial molecular diagnostic products approved by the Food and Drug Administration, and does not expect to have such for several years, if at all.

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

2. BASIS OF PRESENTATION :

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

RESTATEMENT:

On September 2, 2005 and November 28, 2005 the Company received comment letters from the Securities and Exchange Commission (the“SEC”) concerning its Form SB-2 which was filed with the SEC by the Company on August 1, 2005 and amended on October 28, 2005. The Company’s consolidated financial statements for the year ended January 31, 2005 which were incorporated into Form SB-2, have been restated in response to certain of the SEC comments.

The following is a summary of the impact of these adjustments on net loss for the years ended January 31, 2005 and 2004 and for the period from August 4, 1999 (Inception) through January 31, 2005:

	2005	2004	From Inception

Net loss -- as reported	$(3,336,018)	$(521)	$(3,426,606)

Deferred founders compensation
contributed to equity (see footnote 9)	(74,404)	(382,500)	(1,655,029)

To reverse purchased in process research
and development expense	2,145,101	—	2,145,101

Additional stock-based compensation
(see footnotes 3,6 and 9 below)	(4,105,706)	—	(4,105,706)

Net loss - restated	$(5,371,027)	$(383,021)	$(7,042,240)

Loss per share
Basic and diluted -- as reported	$(0.23)	$(0.00)	$(0.29)

Loss per share
Basic and diluted -- restated	$(0.37)	$(0.03)	$(0.59)

None of the above adjustments had any impact on Cash or Stockholders Equity.

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

NET LOSS PER SHARE - Basic and diluted net loss per share is presented in conformity with SFAS No. 128, "Earnings per Share," for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of issuable shares pursuant to the exercise of stock options and warrants, would have been antidilutive. As of January 31, 2005 Xenomics had 5,445,000 stock options outstanding, whereas none were outstanding as of January 31, 2004. In addition Xenomics had 1,511,342 common stock warrants outstanding which were 100% vested as of January 31, 2005 and none outstanding as of January 31, 2004. All share and per share amounts have been restated to reflect the 111 for 1 stock split which was effective July 26, 2004 as discussed in Note 1.

ACCOUNTING FOR STOCK BASED COMPENSATION - Xenomics has adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As provided for by SFAS 123, Xenomics has also elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25")." Accordingly, compensation expense has been recognized based on the intrinsic value of stock issued or options granted to employees and directors for services rendered. Other stock based compensation associated with grants to non-employees, as well as Directors who perform services outside of their Board duties, is measured using the fair value method. We rely on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through January 31, 2005 stock based compensation expense totaled $4,105,706 and our deferred unamortized stock-based compensation as January 31, 2005 was $1,691,803

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual (see below) and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Had compensation cost for stock options granted to employees and directors been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, Xenomics's net loss would have been as follows:

	Years Ended January 31,

	2005	2004
Net loss, as reported	$(5,371,027)	$(383,021)

Add: Stock-based employee compensation expense
recorded under APB No. 25 intrinsic value method	245,697	—

Deduct: Stock-based employee compensation
expense determined under fair value based method
for all employee awards	(499,130)	—
Pro forma net loss	$(5,624,458)	$(383,021)

Net loss per share:
Basic and diluted -as reported	$(0.37)	$(0.03)
Basic and diluted -pro forma	$(0.39)	$(0.03)
Range of fair value per share for
options granted to employees	$0.02 to $0.59	N/A

Black-Scholes Methodology Assumptions:

Dividend yield	0%	0%
Risk free interest rate	4.25%	N/A
Expected lives of options	7 years	N/A

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

Pursuant to the Agreement with Trilogy (see note 9) Xenomics issued warrants to Trilogy to purchase 1,000,000 shares of Common Stock of Xenomics at an exercise price of $2.95 per share (the “Warrants”). The exercise price was determined to be consistent with the price of the warrants being offered to purchasers as part of an investment unit in the then operative private placement memorandum. The Warrants issued to Trilogy are exercisable upon issuance and expire on December 13, 2007. Xenomics has agreed to file a registration statement with the Securities and Exchange Commission registering for resale the shares of Common Stock underlying the Warrants. The fair value of the Warrants using the Black-Scholes methodology is $2,630,440 which was immediately expensed. The following assumptions were used to determine fair value: (i) stock price $4.20 per share (ii) no dividend (iii) risk free interest rate 4.5% (iv) volatility of 80%.

On January 28, 2005, the Company closed the first traunche of a private placement selling 1,368,154 shares of common stock and 367,681 warrants to certain investors (the "Investors"). The securities were sold as a unit (the "Units") at a price of $1.95 per Unit for aggregate proceeds of $2,667,900. Each Unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock. The warrants are immediately exercisable at $2.95 per share and are exercisable at any time within five years from the date of issuance. The fair value of these Investor warrants using a market price of $4.20 per share on the date of issuance date was $1,198,373. The Company also issued an aggregate 123,659 warrants to purchase common stock to various selling agents, which are immediately exercisable at $2.15 per share and will expire five years after issuance. The selling agent warrants had a fair value of $403,038 on the date of issuance and this amount was recorded as a cost of raising capital.

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

In connection with the offer and sale of securities to the Investors the Company also entered into a Registration Rights Agreement, dated as of January 28, 2005 (the "Registration Rights Agreement"), with the Investors pursuant to which the Company has agreed to file, within 120 days after the closing, a registration statement covering the resale of the shares of common stock sold to the Investors and the shares of common stock issuable upon exercise of the Warrants issued to the Investors. In the event a registration statement covering such shares of Common Stock is not filed with the SEC by the 120th day after the final closing of the Offering, the Company shall pay to the investors, at the Company's option in cash or common stock, an amount equal to 0.1125% of the gross proceeds raised in the Offering for each 30 day period that the registration statement is not filed with the SEC. Pursuant to this January 28, 2005 Registration Rights Agreement there are no additional liquidated damages for failure to have the registration statement declared effective by a specified date, nor for failure to maintain its effectiveness for any specified period of time.

On April 7, 2005, subsequent to the balance sheet date, the Company closed the second and final traunche of the private placement of 1,515,384 shares of common stock and 378,846 warrants to certain additional Investors. The securities were sold as a unit (the "Units") at a price of $1.95 per Unit for aggregate proceeds of $2,954,999. Each Unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock. The warrants are immediately exercisable at $2.95 per share and are exercisable at any time within five years from the date of issuance. The fair value of these Investor warrants using a market price of $2.61 per share on the date of issuance date was $694,335. The Company paid an aggregate $298,000 and issued an aggregate 121,231 warrants to purchase common stock to Axiom Capital Management who acted as the selling agent. The warrants are immediately exercisable at $2.15 per share, will expire five years after issuance. The warrants had a fair value of $222,188 on the date of issuance and this amount was recorded as a cost of raising capital. These April 7, 2005 Investors became parties to the same Registration Rights Agreement as the January 28, 2005 Investors

6. STOCK OPTION PLAN:

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

A total of 5,000,000 shares have been reserved for issuance under the Plan. As of January 31, 2005, options for 5,445,000 shares were outstanding under the Plan. 445,000 of such options have been granted subject to stockholder approval of an increase in the number of shares that can be granted under the plan. With respect to the options granted subject to stockholder approval a measurement date has not occurred and no compensation expense has been recorded. When such measurement date does occur, compensation expense will be recorded for any excess of the fair market value on that date over the exercise price. Had the 445,000 options granted to employees and directors, subject to shareholder approval, been approved on January 31, 2005 (the measurement date, on which date the market price of the Company’s stock was $4.20 per share) the Company would have recognized approximately $200,000 of additional stock-based compensation during the twelve months ended January 31, 2005.

The options granted under the Plan may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options at the discretion of the Board of Directors.

The following represent options outstanding for the years since August 4, 1999 (inception) through January 31, 2005:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price

Balance, August 4, 1999 (inception)
To January 31, 2004	0		$0.00

Activity for the year ended January 31, 2005:

Add: new grants	5,445,000	$1.25 - $2.50	$1.56
Less: cancellations and forfeitures	0
Less: exercises	0
Balance, January 31, 2005	5,445,000	$1.25 - $2.50	$1.56

Options are exercisable as follows at January 31, 2005:

	Options Outstanding			Options Exercisable

Exercise Price	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

$1.25	3,825,000	9.5 years	$ 1.25	75,000	$ 1.25
$2.25 - $2.50	1,620,000	9.5 years	$ 2.28	0	—
All Options	5,445,000	9.5 years	$ 1.56	75,000	$ 1.25

7. INCOME TAXES :

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

8. SPAXEN JOINT VENTURE

In March, 2004, Xenomics organized a joint venture with the Spallanzani National Institute for Infectious Diseases (Instituto Nazionale per le Malattie Infettive, "INMI") in Rome, Italy, in the form of a new R&D company called SpaXen Italia, S.R.L ("SpaXen"). In laboratories provided to SpaXen within INMI, SpaXen scientists work to apply the Tr-DNA technology to a broad variety of infectious diseases. Shares of SpaXen are held 50% by INMI and 50% by Xenomics. SpaXen's deed of incorporation (Costituzione Di Societa) dated March 11, 2004 provides, among other terms, the following:

•	Corporate capital: 200,000 Euros, of which INMI contributed 100,000 Euros in cash and Xenomics contributed 100,000 Euros in the form of intellectual property, as further described below;

•	Corporate Term: Until December 31, 2009, unless extended or terminated prior to that date;

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

SpaXen also met several exceptions to the scope of FIN46R. First , SpaXen is a not-for-profit entity specifically chartered   to only do research and development. Xenomics has exclusive commercialization rights should a viable product be developed which is not assured.   Second, INMI, the Company’s 50% partner, is an Italian governmental health   organization.

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

DEFERRED FOUNDERS COMPENSATION

On August 15, 2000 Dr. Tomei, Mr. Umansky and Mr. Melkonyan (collectively the “Founders”) entered into employment agreements with the Company pursuant to which each Founder contributed 100% of their time to the Company with payment of their compensation deferred until the Company was sufficiently funded, sold or merged with another company. In accordance with SAB 107, Topic 5, section T, the value of services performed by the Founders and principal shareholders was recorded as a liability and compensation expense. On April 12, 2004, in contemplation of entering into the Securities Exchange Agreement with Used Kar Parts, Inc. the Founders terminated their agreements, waiving any claims to be paid deferred compensation. On April 12, 2004, $1,655,029 of deferred Founders’ compensation liability, which had accumulated since August 15, 2000, was deemed an equity contribution and converted to additional paid in capital. Deferred founders compensation expense totaled $74,404 and $382,500 for the years ended January 31, 2005 and 2004, respectively.

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