Form 10QSB/A
period 2005-04-30
XENOMICS INC
filed 2006-01-11
CIK 1213037

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

☐ Yes  ☒ No

XENOMICS, INC.

(A Development Stage Company)

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Amendment No. 2 to our Annual Report on Form 10-KSB for the year ended January 31, 2005 and other periodic reports filed with the SEC. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

Explanatory Note

This Form 10-QSB/A includes restated unaudited condensed consolidated financial statements for the quarters ended April 30, 2005 and 2004, and for the period from inception (August 4, 1999) to April 30, 2005, in response to comments received by us from the Staff of the Securities and Exchange Commission.  This Amendment speaks as of the original filing date of our Form 10-QSB and has not been updated to reflect events occurring subsequent to the original filing date.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET - RESTATED
OF APRIL 30, 2005
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$4,987,290
Prepaid expenses	44,501
Total current assets	5,031,791

Property and equipment, net	102,537
Security deposits	55,608
$5,189,936

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$110,151
Accrued expenses	71,256
Total current liabilities	181,407

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, none outstanding	—
Common stock, $.0001 par value, authorized 100,000,000 shares, 18,949,300 issued at April 30, 2005	1,895
Treasury stock 350,000 common shares, at par	(35)
Additional paid-in-capital	14,331,121
Deferred unamortized stock based compensation	(1,530,345)
Deficit accumulated during the development stage	(7,794,107)
5,008,529
$5,189,936

See accompanying notes

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS - RESTATED
(Unaudited)

			For the Period from August 4, 1999 (inception) to April 30,
	2005	2004	2005

Revenues	$—	$—	$—

Costs and Expenses:
Research and development	296,646	74,404	2,586,973
General and administrative	575,283	2,820	1,241,525
Stock-based compensation - general and administrative	(107,938)	—	3,997,768
	763,991	77,224	7,826,266

Loss from operations	(763,991)	(77,224)	(7,826,266)

Interest income	12,124	—	32,160

Net loss	$(751,867)	$(77,224)	$(7,794,107)

Weighted average shares outstanding:
Basic and diluted	17,716,394	13,166,502	12,232,074

Net loss per common share:
Basic and diluted	$(0.04)	$(0.01)	$(0.64)

See accompanying notes

XENOMICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - RESTATED

							Deficit
						Deferred	Accumulated
					Additional	Unamortized	During	Total
	Preferred	Common Stock		Treasury	Paid in	Stock-based	Development	Stockholders'
	Stock	Shares	Par Value	Shares	Capital	Compensation	Stage	Equity

Balance August 4, 1999 (Inception)		—	$—	$—	$—	$—	$—	$—

Sale of common stock - founders		222,000,000	22,200	—	19,800	—	—	42,000
Net loss for the period ended January 31, 2000		—	—	—	—	—	(14,760)	(14,760)

Balance, January 31, 2000		222,000,000	22,200	0	19,800	0	(14,760)	27,240

Net loss for the period ended January 31, 2001		—	—	—	—	—	(267,599)	(267,599)

Balance, January 31, 2001		222,000,000	22,200	0	19,800	0	(282,359)	($240,359)

Capital contribution cash					45,188			45,188
Net loss for the period ended January 31, 2002		—	—	—	—	—	(524,224)	(524,224)

Balance, January 31, 2002		222,000,000	22,200	0	64,988	0	(806,583)	($719,395)

Sale of common stock		7,548,000	755		2,645			3,400
Capital contribution cash					2,500			2,500
Net loss for the period ended January 31, 2003		—	—	—	—	—	(481,609)	(481,609)

Balance, January 31, 2003		229,548,000	22,955	0	70,133	0	(1,288,192)	($1,195,104)

Net loss for the period ended January 31, 2004		—	—	—	—	—	(383,021)	(383,021)

Balance, January 31, 2004		229,548,000	$22,955	$0	$70,133	$0	($1,671,213)	($1,578,125)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - RESTATED (Continued)

						Deficit
					Deferred	Accumulated
				Additional	Unamortized	During	Total
	Common Stock		Treasury	Paid in	Stock-based	Development	Stockholders'
	Shares	Par Value	Shares	Capital	Compensation	Stage	Equity

Balance, January 31, 2004	229,548,000	$22,955	$0	$70,133	$0	$(1,671,213)	$(1,578,125)

Founders waive deferred compensation				1,655,029			1,655,029

Private Placement common stock	2,645,210	265		2,512,685			2,512,950

Redeemed shares from Panetta Partners, Ltd	(218,862,474)	(21,886)		(478,114)			(500,000)

Cost associated with recapitalization				(301,498)			(301,498)

Share exchange with Xenomics Founders	2,258,001	226		(226)			0

Issuance of treasury shares to escrow	350,000	35	(35)				0

Private Placement common stock	1,368,154	136		2,667,764			2,667,900

Issuance of warrants to finders				157,062			157,602

Finders warrants charged cost of capital				(157,062)			(157,062)

Deferred stock based compensation				1,937,500	(1,937,500)		0

Amortization of deferred stock based compensation					245,697		245,697

Options issued to consultants				1,068,238			1,068,238

Warrants issued to consultant				2,630,440			2,630,440

Net loss for the year ended January 31, 2005	—	—	—	—	—	(5,198,117)	(5,198,117)

Balance, January 31, 2005	17,306,891	1,731	(35)	11,923,282	(1,691,803)	(7,042,240)	3,190,935

Private Placement common stock	127,025	12		20,388			20,400

Private Placement common stock	1,515,384	152		2,656,847			2,656,999

Amortization of deferred stock based compensation					161,458		161,458

Outstanding options marked to market				(269,396)			(269,396)

Net loss for the three month period ended April 30, 2005						(751,867)	(751,867)

Balance, April 30, 2005	18,949,300	$1,895	$(35)	$14,331,121	$(1,530,345)	$(7,794,107)	$5,008,529

See accompanying notes

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW - RESTATED

(Unaudited)

	For the quarters ended April 30,		For the Period from August 4, 1999 (inception) to April 30,
	2005	2004	2005

Cash flows from operating activities
Net loss	$(751,867))	$(77,224))	$(7,794,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,533	2,796	13,600
Founders compensation contributed to equity		74,404	1,655,029
Stock-based compensation	(107,938)	—	3,997,768
Changes in operating assets and liabilities:
Prepaid expenses	(9,141))	—	(44,501)
Security deposit	2,565	—	(55,608)
Accounts payable and accrued expenses	(25,651))	—	181,407
Net cash used in operating activities	(887,499)	(24))	(2,046,412)

Cash flows from investing activities:
Acquisition of equipment	(29,575))	—	(116,137)
Net cash used in investing activities	(29,575))	—	(116,137)

Cash flows from financing activities:
Net proceeds from issuance of common stock, net of repurchases	3,154,399	—	8,428,937
Payment of acquisition costs	(477,600)	—	(779,098)
Purchase of common stock	—	—	(500,000
Net cash provided by financing activities	2,677,399	—	7,149,839

Net increase(decrease) in cash and cash equivalents	1,760,325	(24))	4,987,290

Cash and cash equivalents at beginning of the period	3,226,965	339	—

Cash and cash equivalents at end of the period	$4,987,290	$315	$4,987,290

See accompanying notes

XENOMICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005

(Unaudited)

1. BUSINESS OVERVIEW:

Xenomics, Inc. (“Xenomics” or the “Company") is considered to be in the development stage. Since inception on August 4, 1999 Xenomics’ efforts have been principally devoted to research and development, securing and protecting our patents and raising capital. From inception through April 30, 2005, Xenomics has sustained cumulative net losses of $7,794,107. Xenomics's losses have resulted primarily from expenses aggregating $2,936,534 incurred in connection with research and development activities, application and filing for regulatory approval of our proposed products, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees and non-cash stock-based compensation expense of $4,105,706. From inception through April 30, 2005, Xenomics has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial molecular diagnostic products approved by the Food and Drug Administration, and does not expect to have such for several years, if at all.

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

ACCOUNTING FOR STOCK BASED COMPENSATION - Xenomics has adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As provided for by SFAS 123, Xenomics has also elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"). ")." Accordingly, compensation expense has been recognized based on the intrinsic value of stock issued or options granted to employees and directors for services rendered. Other stock based compensation associated with grants to non-employees, as well as Directors who perform services outside of their Board duties, is measured using the fair value method. We rely on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through April 30, 2005 stock based compensation expense totaled $3,997,768 and our deferred unamortized stock-based compensation as of April 30, 2005 was $1,530,345. During the quarter ended April 30, 2005, Xenomics recorded a net benefit of $107,938 in the stock-based compensation expense category due to marking certain outstanding options to market

A total of 5,000,000 shares of common stock have been reserved for issuance under the Xenomics Stock Option Plan, as amended (the “Plan”). As of April 30, 2005, options for the 5,495 shares were outstanding under the Plan. 495,000 of such options have been granted subject to stockholder approval of an increase in the number of shares that can be granted under the Plan. With respect to the options granted prior to stockholder approval a measurement date has not occurred and accordingly no compensation expense has been recorded. When such measurement date does occur, stock based compensation expense will be recorded in accordance with the above policy. The 495,000 options granted subject to shareholder approval a fair value of approximately $1,028,000 as of April 31,2005 at which date the market price of the Company’s stock was $2.61 per share.

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

	Quarters Ended April 30,
	2005	2004
Net loss, as reported	$(751,867)		$(77,224)

Add: Stock-based employee compensation expense
recorded under APB No. 25 intrinsic method	161,458		—

Deduct: Stock-based employee compensation
expense determined under Fair Value based method
for all employee awards	(324,742)		—
Pro forma net loss	$(915,150)		$(77,224)

Net loss per share:
Basic and diluted -as reported	$(0.04)		$(0.00)
Basic and diluted -pro forma	$(0.05)		$(0.00)

Fair Value per share for options granted to employees	$3.10	$	N/A

Black-Scholes Methodology Assumptions:

Dividend yield	0%		N/A
Risk free interest rate	4.50%		N/A
Expected lives of options	10 years		N/A

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

HISTORY

Since inception on August 4, 1999 through April 30, 2005, we have sustained cumulative net losses of $7,794,107. Our losses have resulted from expenses aggregating $2,936,534 incurred in connection with research and development expenses, patent costs and legal and accounting expenses and non-cash stock-based compensation expense of $4,105,706. From inception through April 30, 2005, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial products and we do not expect to have any for the foreseeable future. Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net cash inflows from any products developed may take several years to achieve.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2005 AND 2004.

We had no revenues during the quarters ended April 30, 2005 and 2004 because we do not have any commercial products and we do not expect to have any for the foreseeable future.

Operating expenses increased to $763,991 during the quarter ended April 30, 2005 from $ 77,224 for the same period in 2004. This increase occurred as a result of increased business activities which began subsequent to July 2, 2004, the date our business combination and first private placement was completed. Our research and development expenses increased to $296,646 during the quarter ended April 30, 2005 as compared to $77,404 during the quarter ended April 30, 2004. These include expenditures in connection with an in-house research and development laboratory facility in New Jersey, salaries and staff costs, patent legal, filing and maintenance expenses, regulatory and scientific consulting fees and laboratory supplies.

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

Stock-based compensation expense in the quarter ended April 30, 2005, related to general and administrative staff, was a net benefit of $107,938 due to marking certain outstanding options to market and the use of the intrinsic value method in accordance with SFAS 123 and APB 25 for options granted to employees and directors. Had we used the alternative fair value method our stock based compensation expense would have been a net expense of $55,344 in the quarter ended April 30, 2005. Prior to this quarter we have recorded no stock based compensation expense.

Other income consisted of interest income of $20,035 and $0 during the quarters ended April 30, 2005 and 2004 respectively.

Net loss for the quarter ended April 30, 2005 was $751,867 as compared to a loss of $77,224 for the same period in 2004. The increase in the net loss in 2005 is the result of higher operating expenses as described above.

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

ITEM 3: CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Principal Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of April 31, 2005 have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.   Our Chief Executive Officer and Principal Financial Officer also concluded that, as of April 30, 2005 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Xenomics, Inc .

(Registrant)

Date: January 10, 2006	By:	/s/ V. Randy White

V. Randy White Chief Executive Officer

Date: January 10, 2006	By:	/s/ Bernard F. Denoyer

Bernard F. Denoyer Vice President, Controller

Index to Exhibits

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002