Form 10QSB/A
period 2005-07-31
XENOMICS INC
filed 2006-01-11
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

AMENDMENT NO.2 TO FORM 10-QSB

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

XENOMICS, INC.

(A Development Stage Company)

Index to Condensed Consolidated Financial Statements

PART I - FINANCIAL INFORMATION
		Page

Item 1.	Condensed Consolidated Financial Statements:

	Unaudited Condensed Consolidated Balance Sheet as of July 31, 2005	5

	Unaudited Condensed Consolidated Statements of Operations for the Three and six Months Ended July 31, 2005 and 2004 and the period August 4, 1999 (Inception) to July 31, 2005	6

	Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the period August 4, 1999 (Inception) to July 31, 2005	7

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2005 and 2004 and the period August 4, 1999 (Inception) to July 31, 2005	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis and Plan of Operation	15

Item 3.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 6.	Exhibits	19

	Signatures

INTRODUCTORY NOTE

This Report on Amendment No.2 to Form 10-QSB for Xenomics, Inc. (the "Company") may contain forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Annual Report on Amendment No.2 to Form 10-KSB for the year ended January 31, 2005 and other periodic reports filed with the SEC. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

Explanatory Note

This Form 10-QSB/A includes restated unaudited condensed consolidated financial statements for the quarters ended July 31, 2005 and 2004, and for the period from inception (August 4, 1999) to July 31, 2005, in response to comments received by us from the Staff of the Securities and Exchange Commission.  This Amendment speaks as of the original filing date of our Form 10-QSB and has not been updated to reflect events occurring subsequent to the original filing date.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

XENOMICS, INC.
Development Stage Company)
CONSOLIDATED BALANCE SHEET - RESTATED
AS OF JULY 31, 2005
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$2,814,494
Marketable investments	3,444,655
Prepaid expenses	127,748
TOTAL CURRENT ASSETS	6,386,897

Property and equipment, net	96,525
Security deposits	55,608
$6,539,030
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$142,604
Accrued expenses	125,676
TOTAL CURRENT LIABILITIES	268,280

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares
authorized, 277,100 shares outstanding, designated
as Series A Convertible Preferred Stock	2,771,000
Common stock, $.0001 par value, authorized 100,000,000
shares, 18,604,300 issued at July 31, 2005	1,860
Additional paid-in-capital	17,268,213
Unamortized deferred stock based compensation	(1,368,887)
Deficit accumulated during the development stage	(12,401,436)
6,270,750
$6,539,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOMICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - RESTATED
(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,		August 4, 1999 (Inception) to
	2005	2004	2005	2004	July 31, 2005

Revenues	$0	$0	$0	$0	$0

Costs and expenses:

Research and development	266,161	90,949	562,807	165,353	2,853,134

General and administrative	982,897	2,004	1,558,181	4,824	2,224,423

Stock based compensation	3,375,652	161,330	3,267,714	161,330	7,373,420

Loss from operations	(4,624,711)	(254,283)	(5,388,701)	(331,507)	(12,450,977)

Interest and investment income	33,686	0	45,810	0	65,845

Other expense	(16,304)	0	(16,304)	0	(16,304)

Net loss	$(4,607,329)	$(254,283)	$(5,359,196)	$(331,507)	$(12,401,436)

Weighted average shares outstanding:
Basic and diluted	18,933,648	14,000,318	18,335,109	13,590,320	12,514,245

Net loss per common share:
Basic and diluted	$(0.24)	$(0.02)	$(0.29)	$(0.02)	$(0.99)

The accompanying notes are an integral part of these condensed consolidated financial statements

XENOMICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - RESTATED

							Deficit
						Deferred	Accumulated
					Additional	Unamortized	During	Total
	Preferred	Common Stock		Treasury	Paid in	Stock-based	Development	Stockholders'
	Stock	Shares	Par Value	Shares	Capital	Compensation	Stage	Equity

Balance August 4, 1999 (Inception)		—	$—	$—	$—	$—	$—	$—

Sale of common stock - founders		222,000,000	22,200	—	19,800	—	—	42,000
Net loss for the period ended January 31, 2000		—	—	—	—	—	(14,760)	(14,760)

Balance, January 31, 2000		222,000,000	22,200	0	19,800	0	($14,760)	27,240

Net loss for the period ended January 31, 2001		—	—	—	—	—	(267,599)	(267,599)

Balance, January 31, 2001		222,000,000	22,200	0	19,800	0	(282,359)	(240,359)

Capital contribution cash					45,188			45,188
Net loss for the period ended January 31, 2002		—	—	—	—	—	(524,224)	(524,224)

Balance, January 31, 2002		222,000,000	22,200	0	64,988	0	(806,583)	(719,395)

Sale of common stock		7,548,000	755		2,645			3,400
Capital contribution cash					2,500			2,500
Net loss for the period ended January 31, 2003		—	—	—	—	—	(481,609)	(481,609)

Balance, January 31, 2003		229,548,000	22,955	0	70,133	0	(1,288,192)	(1,195,104)

Net loss for the period ended January 31, 2004		—	—	—	—	—	(383,021)	(383,021)

Balance, January 31, 2004		229,548,000	$22,955	$0	$70,133	0	($1,671,213)	($1,578,125)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOMICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY- RESTATED (Continued)

							Deficit
						Deferred	Accumulated
					Additional	Unamortized	During	Total
	Preferred	Common Stock		Treasury	Paid in	Stock-based	Development	Stockholders'
	Stock	Shares	Par Value	Shares	Capital	Compensation	Stage	Equity

Balance, January 31, 2004		229,548,000	$22,955	$0	$70,133	$0	$(1,671,213)	$(1,578,125)

Founders waive deferred compensation					1,655,029			1,655,029
Private Placement common stock		2,645,210	265		2,512,685			2,512,950
Redeemed shares from Panetta Partners, Ltd		(218,862,474)	(21,886)		(478,114)			(500,000)
Cost associated with recapitalization					(301,498)			(301,498)
Share exchange with Xenomics Founders		2,258,001	226		(226)			0
Issuance of treasury shares to escrow		350,000	35	(35)				0
Private Placement common stock		1,368,154	136		2,667,764			2,667,900
Issuance of warrants to finders					403,038			403,038
Finders warrants charged cost of capital					(403,038)			(403,038)
Deferred stock based compensation					1,937,500	(1,937,500)		0
Amortization of deferred stock based compensation						245,697		245,697
Options issued to consultants					1,068,238			1,068,238
Warrants issued to consultant					2,630,440			2,630,440
Net loss for the year ended January 31, 2005		—	—	—	—	—	(5,198,117)	(5,198,117)

Balance, January 31, 2005		17,306,891	$1,731	$(35)	$11,923,282	$(1,691,803)	$(7,042,240)	$3,190,935

Private Placement common stock		127,025	12		20,388			20,400
Private Placement common stock		1,515,384	152		2,656,847			2,656,999
Private Placement of preferred stock	2,771,000				(277,102)			2,493,102
Retirement of treasury shares		(350,000)	(35)	35				0

Shares issued for services rendered		5,000	0		16,500			16,500
Outstanding options marked to market					2,928,298			2,928,298

Amortization of deferred stock based compensation						322,916		322,916
Outstanding options marked to market					(269,396)
Net loss for the three month period ended July 31, 2005							(5,359,197)	(5,359,197)

Balance, July 31, 2005	2,771,000	$18,604,300	$1,860	($0)	$17,268,213	$(1,368,887)	$(12,401,436)	$6,270,750

The accompanying notes are an integral part of these condensed consolidated financial statements

XENOMICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED
(UNAUDITED)

	Six months ended July 31,		Period from August 4, 1999 (inception) to
	2005	2004	July 31, 2005

Cash flows from operating activities:
Net loss	$(5,359,196)	$(331,507)	$(12,401,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,545	—	19,612
Founders compensation contributed to equity	0	74,404	1,655,029
Stock based compensation expense	3,267,714	161,330	7,373,420
Amortization of purchase discount on marketable investments	(1,695)	—	(1,695)
Changes in operating assets and liabilities:
Prepaid expenses	(92,386)	(16,490)	(127,748)
Security deposit	2,565	(50,617)	(55,608)
Accounts payable and accrued expenses	61,220	33,893	268,280
Patent costs	—	(36,572)	0
Total adjustments	3,247,963	165,948	9,131,290
Net cash used in operating activities	(2,111,233)	(165,559)	(3,270,146)

Cash flows from investing activities:
Acquisition of equipment	(29,575)	(41,137)	(116,137)
Purchase of marketable investments	(3,442,960)	—	(3,442,960)
Net cash used in investing activities	(3,472,535)	(41,137)	(3,559,097)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,154,999	2,512,950	8,428,937
Payment of acquisition costs on common stock	(477,600)	(301,498)	(779,098)
Proceeds from issuance of preferred stock	2,771,000	—	2,771,000
Payment of acquisition costs on preferred stock	(277,102)	—	(277,102)
Purchase of common stock	—	(500,000)	(500,000)
Net cash provided by financing activities	5,171,297	1,711,452	9,643,737

Net (decrease)increase in cash and cash equivalents	(412,471)	1,504,756	2,814,494

Cash and cash equivalents at beginning of period	3,226,965	339	—

Cash and cash equivalents at end of period	$2,814,494	$1,505,095	$2,814,494

Supplementary disclosure of cash flow information:
Cash paid for taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOMICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005
(Unaudited )

1. BUSINESS OVERVIEW:

Xenomics, Inc. (“Xenomics” or the “Company") is considered to be in the development stage. Since inception on August 4, 1999, Xenomics’ efforts have been principally devoted to research and development, securing and protecting its patents and raising capital. From inception through July 31, 2005, Xenomics has sustained cumulative net losses of $412,401,436. Xenomics's losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of its proposed products, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees aggregating $5,028,016 and non-cash stock based compensation expense of $7,373,420. From inception through July 31, 2005, Xenomics has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial molecular diagnostic products approved by the Food and Drug Administration, and does not expect to have such for several years, if at all.

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

2. BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Xenomics, which include the results of Xenomics, Inc. a Florida corporation and its wholly owned subsidiary Xenomics, a California corporation ("Xenomics Sub"), have been prepared in accordance with (i) accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and (ii) the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Xenomics’s audited financial statements and notes thereto for the year ended January 31, 2005, included in Amendment No.2 to Form 10-KSB filed with the SEC on January 10, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, primarily consisting of normal adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim periods. The results of operations for the six months ended July 31, 2005 are not necessarily indicative of the results of operations to be expected for the full year ending January 31, 2006.

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

ACCOUNTING FOR STOCK BASED COMPENSATION - Xenomics has adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." As provided for by SFAS 123, Xenomics has elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"). During the quarter ended July 31, 2005, Xenomics recorded $3,375,652 in stock-based compensation expense.

A total of 5,000,000 shares of common stock have been reserved for issuance under the Xenomics Stock Option Plan, as amended (the "Plan"). As of July 31, 2005, options for 6,290,000 shares were outstanding under the Plan. 1,290,000 of such options have been granted subject to stockholder approval of an increase in the number of shares that can be granted under the Plan. With respect to the options granted prior to stockholder approval a measurement date has not occurred and accordingly no compensation expense has been recorded. When such measurement date does occur, stock based compensation expense will be recorded. During the six months ended July 31, 2005, Xenomics recorded $3,267,714 in stock-based compensation expense associated with shareholder approved options and warrants and had $1,368,887 of deferred stock based compensation as of July 31, 2005. Had the 1,290,000 options granted subject to shareholder approval been approved on July 31, 2005 (the measurement date, at which date the market price of the Company’s stock was $2.50 per share) the Company would have recognized approximately $85,000 of additional stock-based compensation during the quarter and the six months ended July 31, 2005 and would have approximately $800,000 of additional deferred stock based compensation as of July 31, 2005.

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

	Three Months Ended July 31,		Six Months Ended July,
	2005	2004	2005	2004

Net loss, as reported	$(4,607,329)	$(254,283)	$(5,359,196)	$(331,507)
Add: Stock-based employee compensation expense
recorded under APB No. 25 intrinsic value method	161,458	—	322,917	—
Deduct: Stock-based employee compensation
expense determined under fair value method	(324,742)	(149)	(649,484)	(149)

Pro forma net loss	$(4,770,613)	$(254,432)	$(5,685,763)	$(331,656)

Net loss per share:
Basic and diluted -as reported	$(0.24)	$(0.02)	$(0.29)	$(0.02)

Basic and diluted -pro forma	$(0.25)	$(0.02)	$(0.31)	$(0.02)
Black-Scholes Methodology Assumptions:
Dividend yield	0%	0%	0%	0%
Risk free interest rate	4.50%	4.25%	4.50%	4.25%
Expected lives of options	7 to 10 years	7 to 10 years	7 to 10 years	7 to 10 years

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

On July 13, 2005, the Company closed a private placement of 277,100 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and 386,651 warrants to certain investors for aggregate gross proceeds of $2,771,000 pursuant to a Securities Purchase Agreement dated as of July 13, 2005. The warrants sold to the Investors are immediately exercisable at $3.25 per share and are exercisable at any time within five years from the date of issuance. These investor warrants had a fair value of $567,085 on the date of issuance using a market price of $2.40 on that date. In addition the Company paid an aggregate $277,102 and issued an aggregate 105,432 warrants to purchase common stock to certain selling agents. The warrants issued to the selling agents are immediately exercisable at $2.50 per share and will expire five years after issuance. The selling agent warrants had a fair value of $166,856 on the date of issuance and this amount was recorded as a cost of raising capital.

As per EITF 00-27 “Application of Issue 98-5 to Certain Convertible Instruments” the Company evaluated the preferred stock transaction and accordingly found that there was an associated beneficial conversion feature. The cash purchase and existing conversion were found to contain a beneficial conversion feature totaling $322,209 and the preferred stock was further discounted by this amount. The beneficial conversion amount was then accreted back to the preferred stock in accordance with the conversion provision which allowed for 100% to be converted immediately. The total amount accreted back to the preferred and charged to dividends was $322,209 as of July 31, 2005.

The material terms of the Series A Preferred Stock consist of:

Dividends. Holders of the Series A Convertible Preferred Stock shall be entitled to receive cumulative dividends at the rate per share of 4% per annum, payable quarterly on March 31, June 30, September 30 and December 31, beginning with September 30, 2005. Dividends shall be payable, at the Company’s sole election, in cash or shares of common stock.

Voting Rights. Shares of the Series A Convertible Preferred Stock shall have no voting rights. However, so long as any shares of Series A Convertible Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of the shares of Series A Convertible Preferred Stock then outstanding, (a) adversely change the powers, preferences or rights given to the Series A Convertible Preferred Stock, (b) authorize or create any class of stock senior or equal to the Series A Convertible Preferred Stock, (c) amend its articles of incorporation or other charter documents, so as to affect adversely any rights of the holders of Series A Convertible Preferred Stock or (d) increase the authorized number of shares of Series A Convertible Preferred Stock.

Liquidation. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series A Convertible Preferred Stock shall be entitled to receive an amount equal to the Stated Value per share, which is $10 per share plus any accrued and unpaid dividends.

Conversion Rights. Each share of Series A Convertible Preferred Stock shall be convertible into that number of shares of common stock determined by dividing the Stated Value, currently $10 per share, by the conversion price, currently $2.15 per share. The conversion price is subject to adjustment for dilutive issuances.

Beginning July 13, 2006, if the price of the common stock equals $4.30 per share for 20 consecutive trading days, and an average of 50,000 shares of common stock per day shall have been traded during the 20 trading days, the Company shall have the right to deliver a notice to the holders of the Series A Convertible Preferred Stock, to convert any portion of the shares of Series A Convertible Preferred Stock into shares of Common Stock at the conversion price.

In connection with the offer and sale of the Series A Preferred Stock securities the Company also entered into a Registration Rights Agreement pursuant to which the Company has agreed to have a registration statement covering the resale of the common stock attributable to conversion of Series A Preferred Stock and the shares of common stock issuable upon exercise of the preferred warrants, declared effective by October 25, 2005. In the event a registration statement covering such shares of common stock is not declared effective by October 25, 2005 Company shall pay to the investors, at the Company’s option in cash or common stock, an amount equal to 1% of the gross proceeds raised in the Offering for each 30 day period that the registration statement is not declared effective by the SEC.

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

The acceleration did not result in the two affected employees (Mr. Umansky and Mr. Melkonyan) being able to exercise options that would have otherwise expired unexercised therefore no change to our original accounting treatment is required under FIN 44. However if any of the employees terminate their employment prior to the date they would have otherwise fully vested in the award we will be required to record compensation expense based on the intrinsic value on the date of modification. Because there were a relatively small number of affected employees, we have no basis for recording an estimate of future terminations and accordingly no compensation expense can be recorded until the date of any future terminations prior to the original vesting date. The compensation expense associated with the options granted to the two affected non-employee Directors (Mr. Cerrone and Mr. Tomei), who perform consulting services outside of their Board duties, was measured using the fair value method in accordance with EITF 96-18. Because these grants were awarded in conjunction with consulting agreements the fair value was remeasured (“market to market”) each quarter during the original vesting (service) period. The acceleration of these options fixed the measurement date prior to the original vesting therefore we expensed the remaining balance of deferred stock based compensation totaling $3,197,694 during the quarter ended July 31, 2005.

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

6. Restatement

On November 28, 2005 the Company received a comment letter from the Securities and Exchange Commission (the “SEC”) concerning its Amendment No.1 to Form SB-2 which was filed with the SEC by the Company on October 28, 2005. The Company’s consolidated financial statements for the year ended January 31, 2005 and the six months ended July 31, 2005, which were incorporated into Amendment No. 1 to Form SB-2, are being restated in response to certain of the SEC comments.

The adjustments to the consolidated financial statements principally relate to stock based compensation expense and the following is a summary of the impact of these adjustments:

	Year ended January 31, 2005	Six months ended July 31, 2005

Net loss as reported	$(1,388,384)	$(2,526,077)

Net loss - restated	$(5,371,027)	$(5,359,196)

Loss per share
Basic and diluted - as reported	$(0.10)	$(0.14)

Loss per share
Basic and diluted - restated	$(0.37)	$(0.29)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL POSITION AND PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements included in this Quarterly Report on Amendment No.2 to Form 10-QSB. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties.

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

HISTORY

Since inception on August 4, 1999 through July 31, 2005, we have sustained cumulative net losses of $12,401,436. Our losses have resulted from research and development expenses, patent costs and legal, accounting, and administrative expenses aggregating $5,028,016 and non-cash stock-based compensation expense of $7,373,420. From inception through July 31, 2005, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial products and we do not expect to have any for the foreseeable future. Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net cash inflows from any products developed may take several years to achieve.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2005 AND 2004.

We had no revenues during the quarters ended July 31, 2005 and 2004 because we do not have any commercial products and we do not expect to have any for the foreseeable future.

Operating expenses increased to $4,624,711 during the quarter ended July 31, 2005 from $254,283 for the same period in 2004. This increase occurred as a result of increased business activities which began subsequent to July 2, 2004, the date our business combination and first private placement was completed.

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

General and administrative expenses increased to $982,897 during the quarter ended July 31, 2005 as compared to $2,004 during the quarter ended July 31, 2004. This increase was principally due to increased investor relation expenditures of approximately $246,000; higher compensation cost associated with the hiring of our Chief Executive Officer, Controller and other office staff of approximately $160,000; consulting fees associated with retaining the services of our Co-Chairmen, Messrs. Cerrone and Tomei totaling approximately $140,000; plus legal and public accounting fees of approximately $138,000; and facilities expense totaling approximately $114,000.

Stock-based compensation expense for the quarters ended July 31, 2005 and 2004 was $3,375,652 and $161,330 respectively. During the quarter ended July 31, 2005 approximately $3,198,000 of such expense is attributable to options and warrants granted to certain independent consultants for services rendered and was measured using the fair value (Black-Scholes) methodology. Had we used the fair value method for employee and director options (instead of intrinsic value) our stock based compensation expense would have been approximately $163,000 higher in the quarter ended July 31, 2005, whereas this alternative methodology would have had minimal impact in the quarter ended July 31, 2004.

Interest and investment income for the quarter ended July 31, 2005 was $33,686, whereas no interest income was earned in the quarter ended July 31, 2004. Interest and investment income increased as a result of our higher cash and marketable investment balances reflecting our recent private placements discussed in the “Liquidity and Capital Resources” section below.

This interest and investment income was partially offset by $16,304 in liquidated damages paid, to certain investors under the Registration Rights Agreement dated January 28, 2005, for failure to file a registration statement with the SEC by May 25, 2005.

Net loss for the quarter ended July 31, 2005 was $5,359,196 as compared to a loss of $254,283 for the same period in 2004. The increase in the net loss in 2005 is the result of higher operating expenses, slightly offset by higher interest and investment income as described above.

SIX MONTHS ENDED JULY 31, 2005 AND 2004.

We had no revenues during the six months ended July 31, 2005 and 2004 because we do not have any commercial products and we do not expect to have any for the foreseeable future.

Operating expenses increased to $5,388,707 during the six months ended July 31, 2005 from $331,507 for the same period in 2004. This increase occurred as a result of increased business activities which began subsequent to July 2, 2004, the date our business combination and first private placement was completed.

Research and development expenses increased to $562,807 during the six months ended July 31, 2005, up from $165,353 during the six months ended July 31, 2004. These expenditures include salaries and staff costs for our in-house research and development laboratory in New Jersey, patent legal, filing and maintenance expenses, regulatory and scientific consulting fees and laboratory supplies. Our research and development expenses increased because we were operating for the full six months in the six months ended July 31, 2005 whereas we only had limited operations during the six months ended July 31, 2004.

General and administrative expenses increased to $1,558,181 during the six months ended July 31, 2005 as compared to $4,824 during the six months ended July 31, 2004. This increase was principally due to increased investor relation expenditures of approximately $370,000; higher compensation cost associated with the hiring of our Chief Executive Officer, Controller and other office staff of approximately $292,000; consulting fees associated with retaining the services of our Co-Chairmen, Messrs. Cerrone and Tomei totaling approximately $205,000; plus legal and public accounting fees in connection with our fund raising activities of approximately $166,000; and facilities expense totaling approximately $203,000.

Stock-based compensation expense for the six months ended July 31, 2005 and 2004 was $3,267,714 and $161, 330 respectively. During the six months ended July 31, 2005 approximately $3,198,000 of such expense is attributable to options and warrants granted to certain independent consultants for services rendered and was measured using the fair value (Black-Scholes) methodology. Had we used the fair value method for employee and director options (instead of intrinsic value) our stock based compensation expense would have been approximately $327,000 higher in the six months ended July 31, 2005, whereas this alternative methodology would have had minimal impact in the six months ended July 31, 2004.

Interest and investment income for the six months ended July 31, 2005 was $45,810, whereas no interest income was earned in the six months ended July 31, 2004. Interest and investment income increased as a result of our higher cash and marketable investment balances reflecting our recent private placements discussed in the “Liquidity and Capital Resources” section below.

Net loss for the six months ended July 31, 2005 was $5,359,196as compared to a loss of $331,507 for the same period in 2004. The increase in the net loss in 2005 is the result of higher operating expenses, slightly offset by higher interest and investment income as described above.

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

ITEM 3: CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Principal Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of July 31, 2005 have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of July 31, 2005 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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