Form 10QSB/A
period 2005-07-31
XENOMICS INC
filed 2006-03-01
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

AMENDMENT NO. 4 TO FORM 10-QSB

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

INTRODUCTORY NOTE

This Report on Amendment No.4 to Form 10-QSB for Xenomics, Inc. (the "Company") may contain forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Explanatory Note

This Amendment No. 4 to Form 10-QSB includes restated unaudited condensed consolidated financial statements for the quarters ended July 31, 2005 and 2004, and for the period from inception (August 4, 1999) to July 31, 2005, in response to comments received by us from the Staff of the Securities and Exchange Commission.  This Amendment speaks as of the original filing date of our Form 10-QSB and has not been updated to reflect events occurring subsequent to the original filing date.

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

XENOMICS, INC.
Development Stage Company)
CONSOLIDATED BALANCE SHEET - RESTATED
AS OF JULY 31, 2005
(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$2,814,494
Marketable investments	3,444,655
Prepaid expenses	127,748
TOTAL CURRENT ASSETS	6,386,897

Property and equipment, net	96,525
Security deposits	55,608
$6,539,030
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$142,604
Accrued expenses	125,676
TOTAL CURRENT LIABILITIES	268,280

Non-current liability:
Derivative financial instrument	598,137

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares
authorized, 277,100 shares outstanding, designated
as Series A Convertible Preferred Stock	2,203,915
Common stock, $.0001 par value, authorized 100,000,000
shares, 18,604,300 issued at July 31, 2005	1,860
Additional paid-in-capital	17,590,422
Unamortized deferred stock based compensation	(1,368,887)
Deficit accumulated during the development stage	(12,754,697)
5,672,613
$6,539,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOMICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - RESTATED
(UNAUDITED)

	Three Months Ended July 31,		Six Months Ended July 31,		August 4, 1999 (Inception) to
	2005	2004	2005	2004	July 31, 2005

Revenues	$0	$0	$0	$0	$0

Costs and expenses:

Research and development	266,161	90,949	562,807	165,353	2,853,134

General and administrative	982,898	2,004	1,558,181	4,824	2,224,423

Stock based compensation	3,375,652	161,330	3,267,714	161,330	7,373,420

Loss from operations	(4,624,711)	(254,283)	(5,388,701)	(331,507)	(12,450,977)

Interest and investment income	33,686	0	45,810	0	65,845

Other expense	(16,304)	0	(16,304)	0	(16,304)

Derivative financial instrument income (expense)	(31,052)		(31,052)		(31,052)
Net loss	(4,638,381)	(254,283)	(5,390,248)	(331,507)	(12,432,488)

Accretion of dividend on Series A Preferred Stock	(322,209)	—	(322,209)	—	(322,209)
Net Loss applicable to common shareholders	$(4,960,590)	$(254,283)	$(5,712,457)	$(331,507)	$(12,754,697)

Weighted average shares outstanding:
Basic and diluted	18,933,648	14,000,318	18,335,109	13,590,320	12,514,245

Net loss per common share:
Basic and diluted	$(0.26)	$(0.02)	$(0.31)	$(0.02)	$(1.02)

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

XENOMICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY- RESTATED (Continued)

							Deficit
						Deferred	Accumulated
					Additional	Unamortized	During	Total
	Preferred	Common Stock		Treasury	Paid in	Stock-based	Development	Stockholders'
	Stock	Shares	Par Value	Shares	Capital	Compensation	Stage	Equity

Balance, January 31, 2004		229,548,000	$22,955	$0	$70,133	$0	$(1,671,213)	$(1,578,125)

Founders waive deferred compensation					1,655,029			1,655,029
Private Placement common stock		2,645,210	265		2,512,685			2,512,950
Redeemed shares from Panetta Partners, Ltd		(218,862,474)	(21,886)		(478,114)			(500,000)
Cost associated with recapitalization					(301,498)			(301,498)
Share exchange with Xenomics Founders		2,258,001	226		(226)			0
Issuance of treasury shares to escrow		350,000	35	(35)				0
Private Placement common stock		1,368,154	136		2,667,764			2,667,900
Issuance of warrants to finders					403,038			403,038
Finders warrants charged cost of capital					(403,038)			(403,038)
Deferred stock based compensation					1,937,500	(1,937,500)		0
Amortization of deferred stock based compensation						245,697		245,697
Options issued to consultants					1,068,238			1,068,238
Warrants issued to consultant					2,630,440			2,630,440
Net loss for the year ended January 31, 2005		—	—	—	—	—	(5,198,117)	(5,198,117)

Balance, January 31, 2005		17,306,891	$1,731	$(35)	$11,923,282	$(1,691,803)	$(7,042,240)	$3,190,935

Private Placement common stock		127,025	12		20,388			20,400
Private Placement common stock		1,515,384	152		2,656,847			2,656,999
Private Placement of preferred stock	2,448,791				(45,107)			2,493,102
Accretion of dividend on Series A preferred stock	322,209						(322,209)	0

Value of warrants reclassified to derivative financial instrument liability	(567,085)							(567,085)
Retirement of treasury shares		(350,000)	(35)	35				0

Shares issued for services rendered		5,000	0		16,500			16,500
Outstanding options marked to market					2,928,298			2,928,298

Amortization of deferred stock based compensation						322,916		322,916
Outstanding options marked to market					(269,396)
Net loss for the six month period ended July 31, 2005							(5,390,248)	(5,390,248)

Balance, July 31, 2005	2,203,915	$18,604,300	$1,860	($0)	$17,590,422	$(1,368,887)	$(12,754,697)	$5,672,613

The accompanying notes are an integral part of these condensed consolidated financial statements

XENOMICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED
(UNAUDITED)

	Six months ended July 31,		Period from August 4, 1999 (inception) to
	2005	2004	July 31, 2005

Cash flows from operating activities:
Net loss	$(5,390,248)	$(331,507)	$(12,432,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,545	—	19,612
Founders compensation contributed to equity	0	74,404	1,655,029
Stock based compensation expense	3,267,714	161,330	7,373,420
Derivative financial instrument (income)	31,052	—	31,052
Amortization of purchase discount on marketable investments	(1,695)	—	(1,695)
Changes in operating assets and liabilities:
Prepaid expenses	(92,387)	(16,490)	(127,748)
Security deposit	2,565	(50,617)	(55,608)
Accounts payable and accrued expenses	61,220	33,893	268,280
Patent costs	—	(36,572)	0
Total adjustments	3,279,014	165,948	9,162,342
Net cash used in operating activities	(2,111,233)	(165,559)	(3,270,146)

Cash flows from investing activities:
Acquisition of equipment	(29,575)	(41,137)	(116,137)
Purchase of marketable investments	(3,442,960)	—	(3,442,960)
Net cash used in investing activities	(3,472,535)	(41,137)	(3,559,097)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,154,999	2,512,950	8,428,937
Payment of acquisition costs on common stock	(477,600)	(301,498)	(779,098)
Proceeds from issuance of preferred stock	2,771,000	—	2,771,000
Payment of acquisition costs on preferred stock	(277,102)	—	(277,102)
Purchase of common stock	—	(500,000)	(500,000)
Net cash provided by financing activities	5,171,297	1,711,452	9,643,737

Net (decrease)increase in cash and cash equivalents	(412,471)	1,504,756	2,814,494

Cash and cash equivalents at beginning of period	3,226,965	339	—

Cash and cash equivalents at end of period	$2,814,494	$1,505,095	$2,814,494

Supplementary disclosure of cash flow information:
Cash paid for taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOMICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2005
(Unaudited )

1. BUSINESS OVERVIEW:

Xenomics, Inc. (“Xenomics” or the “Company”) is considered to be in the development stage. Since inception on August 4, 1999, Xenomics’ efforts have been principally devoted to research and development, securing and protecting its patents and raising capital. From inception through July 31, 2005, Xenomics has sustained cumulative net losses of $12,754,697. Xenomics's losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of its proposed products, patent filing and maintenance expenses, purchase of in-process research and development, outside accounting and legal services and regulatory, scientific and financial consulting fees aggregating $5,381,277 and non-cash stock based compensation expense of $12,373,420. From inception through July 31, 2005, Xenomics has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial molecular diagnostic products approved by the Food and Drug Administration, and does not expect to have such for several years, if at all.

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

	Three Months Ended July 31,		Six Months Ended July,
	2005	2004	2005	2004

Net loss applicable to common share holders, as reported	$(4,960,590)	$(254,283)	$(5,712,457)	$(331,507)
Add: Stock-based employee compensation expense
recorded under APB No. 25 intrinsic value method	161,458	—	322,917	—
Deduct: Stock-based employee compensation
expense determined under fair value method	(324,742)	(149)	(649,484)	(149)

Pro forma net loss	$(5,123,873)	$(254,432)	$(6,039,024)	$(331,656)

Net loss per share:
Basic and diluted -as reported	$(0.26)	$(0.02)	$(0.31)	$(0.02)

Basic and diluted -pro forma	$(0.27)	$(0.02)	$(0.33)	$(0.02)
Black-Scholes Methodology Assumptions:
Dividend yield	0%	0%	0%	0%
Risk free interest rate	4.50%	4.25%	4.50%	4.25%
Expected lives of options	7 to 10 years	7 to 10 years	7 to 10 years	7 to 10 years

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

As per EITF 00-19, “Accounting for Derivative Financial Instruments Index to, and Potentially Settled in, Company Stock” the Company calculated the value of the warrants issued in connection with this transaction to be $567,085. This amount was recorded as a reduction to the proceeds allocated to Preferred Stock and a corresponding liability was established. This liability has been classified as non-current since the exercise price of these warrants exceeds the market value of the related common shares. These warrants have been marked-to-market and the liability has been be adjusted with a corresponding charge or benefit recorded in the statement of operations. During the three and six month periods ending July 31, 2005, the Company recorded an expense of $31,052 and $0, respectively.

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

On February 22, 2006, the Company received a comment letter from the SEC concerning Amendment No. 3 to Form SB-2. The Company's consolidated financial statements for the nine months ended October 31, 2005 included in Amendment No. 4 to Form SB-2 filed on February 28, 2006 were restated in response to certain SEC comments.

The following is a summary of the impact of those adjustments:

	Year Ended January 31, 2005	Six Months Ended July 31, 2005

Net loss prior to adjustments	$(3,336,018)	$(2,072,783)

Reversal of charge for acquired in-process research and development	2,145,101	0
Stock based compensation - Trilogy Capital Partners, Inc.	(123,063)	(453,294)
Deferred founders' compensation contributed to capital	(74,404)	0

Net loss as reported in Amendment #1	(1,388,384)	(2,526,077)

Stock based compensation:
Trilogy Capital Partners, Inc.	(2,507,377)	453,294
Consultants other than Trilogy	(1,229,568)	(2,928,298)
Employees	(245,697)	(322,916)
Other	0	(35,199)

Net loss as reported in Amendment #2	(5,371,026)	(5,359,196)

Derivative financinal instrument	0	(598,137)

Net loss as reported in Amendment #3	(5,371,026)	(5,957,333)

Derivative financial instrument	0	567,085

Net loss as reported in Amendment #4	$(5,371,026)	$(5,390,248)

Weighted average common shares	14,580,186	18,335,109

Loss per share - Basic and diluted - Prior to adjustments	$(0.23)	$(0.11)

Loss per share - Basic and diluted - As reported in Amendment #4	$(0.37)	$(0.32)

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

HISTORY

Since inception on August 4, 1999 through July 31, 2005, we have sustained cumulative net losses of $12,754,697. Our losses have resulted from research and development expenses, patent costs and legal, accounting, and administrative expenses aggregating $5,381,277 and non-cash stock-based compensation expense of $7,373,420. From inception through July 31, 2005, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial products and we do not expect to have any for the foreseeable future. Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net cash inflows from any products developed may take several years to achieve.

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

Derivative financial instrument charge to expense for the quarters ended July 31, 2005 and 2004 was $31,052 and zero, respectively. This charge is attributable to the change in the the liability associated with warrants issued in connection with the financing transaction on July 13, 2005.

This interest and investment income was partially offset by $16,304 in liquidated damages paid, to certain investors under the Registration Rights Agreement dated January 28, 2005, for failure to file a registration statement with the SEC by May 25, 2005.

Net loss for the quarter ended July 31, 2005 was $4,638,381as compared to a loss of $254,283 for the same period in 2004. The increase in the net loss in 2005 is the result of higher operating expenses, slightly offset by higher interest and investment income as described above.

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

Derivative financial instrument charge to expense for the six months ended July 31, 2005 and 2004 was $31,052 and zero, respectively. This charge is attributable to the change in the liability associated with warrants issued in connection with the financing transaction on July 13, 2005.

Net loss for the six months ended July 31, 2005 was $5,390,248 as compared to a loss of $331,507 for the same period in 2004. The increase in the net loss in 2005 is the result of higher operating expenses, slightly offset by higher interest and investment income as described above.

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

Xenomics, Inc .

(Registrant)

Date: February 28, 2006	By:	/s/ L. David Tomei

L. David Tomei
Chief Executive Officer

Date: February 28, 2006	By:	/s/ Frederick Larcombe

Frederick Larcombe
Chief Financial Officer

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002