Form 10QSB/A
period 2005-10-31
XENOMICS INC
filed 2006-03-01
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

AMENDMENT NO. 2 TO FORM 10-QSB

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

INTRODUCTORY NOTE

This Report on Amendment No. 2 to Form 10-QSB for Xenomics, Inc. (the "Company") may contain forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-QSB includes restated unaudited condensed consolidated financial statements for the quarters ended October 31, 2005 and 2004, and for the period from inception (August 4, 1999) to October 31, 2005, in response to comments received by us from the Staff of the Securities and Exchange Commission. This Amendment speaks of the original filing of our Form 10-QSB and has not been updated to reflect events occurring subsequent to the original filing date.

PART I – FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

XENOMICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET - RESTATED

AS OF OCTOBER 31, 2005

(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$5,090,177
Prepaid expenses	97,773
TOTAL CURRENT ASSETS	5,187,950

Property and equipment, net	90,514
Security deposits	55,698
$5,334,162

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$68,972
Accrued expenses	32,500
TOTAL CURRENT LIABILITIES	101,472

Non-current liability:
Derivative financial instrument	418,474

Stockholders' equity:
Preferred stock, $.001 par value, 20,000,000 shares
authorized, 277,100 shares outstanding, designated
as Series A Convertible Preferred Stock	2,203,915
Common stock, $.0001 par value, authorized 100,000,000
shares, 18,604,300 issued and outstanding	1,860
Additional paid-in-capital	17,590,422
Deferred stock based compensation	(1,207,429)
Deficit accumulated during the development stage	(13,774,552)
4,814,216
$5,334,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOMICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - RESTATED
(UNAUDITED)

	Three Months Ended October 31,		Nine Months Ended October 31,		August 4, 1999 (Inception) to
	2005	2004	2005	2004	October 31, 2005

Revenues	$0	$0	$0	$0	$0

Costs and expenses:

Research and development	366,555	301,622	959,363	469,796	3,249,690

General and administrative	627,634	42,402	2,155,814	44,405	2,822,056

Stock based compensation	161,458	545,311	3,429,172	706,641	7,534,878

Total costs and expenses	1,155,647	889,335	6,544,349	1,220,842	13,606,624

Loss from operations	(1,155,647)	(889,335)	(6,544,349)	(1,220,842)	(13,606,624)

Interest and investment income	7,633	3,971	53,443	3,971	73,478

Other (expense)	(27,710)	—	(44,014)	—	(44,014)

Derivative financial instrument
income	179,663	—	148,611	—	148,611

Net loss	(996,061)	(885,364)	(6,386,309)	(1,216,871)	(13,428,549)

Preferred stock dividend	(23,794)	—	(23,794)	—	(23,794)

Accretion on Series A
Preferred stock	—	—	(322,209)	—	(322,209)

Net loss applicable to common stockholders	$(1,019,855)	$(885,364)	$(6,732,312)	$(1,216,871)	$(13,774,552)

Weighted average shares outstanding:
Basic and diluted	18,604,300	15,811,712	18,425,825	14,338,921	12,760,308

Net loss per common share:
Basic and diluted	$(0.05)	$(0.37)	$(0.37)	$(0.08)	$(1.08)

The accompanying notes are an integral part of these condensed consolidated financial statements

XENOMICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - RESTATED

						Deficit
					Deferred	Accumulated
				Additional	Unamortized	During	Total
	Common Stock		Treasury	Paid in	Stock-based	Development	Stockholders'
	Shares	Par Value	Shares	Capital	Compensation	Stage	Equity
Balance August 4, 1999 (Inception)	—	$—	$—	$—	$—	$—	$—

Sale of common stock - founders	222,000,000	22,200	—	19,800	—	—	42,000
Net loss for the period ended January 31, 2000	—	—	—	—	—	(14,760)	(14,760)
Balance, January 31, 2000	222,000,000	22,200	0	19,800	0	(14,760)	27,240

Net loss for the period ended January 31, 2001	—	—	—	—	—	(267,599)	(267,599)
Balance, January 31, 2001	222,000,000	22,200	0	19,800	0	(282,359)	(240,359)

Capital contribution cash				45,188			45,188
Net loss for the period ended January 31, 2002	—	—	—	—	—	(524,224)	(524,224)
Balance, January 31, 2002	222,000,000	22,200	0	64,988	0	(806,583)	(719,395)

Sale of common stock	7,548,000	755		2,645			3,400
Capital contribution cash				2,500			2,500
Net loss for the period ended January 31, 2003	—	—	—	—	—	(481,609)	(481,609)
Balance, January 31, 2003	229,548,000	22,955	0	70,133	0	(1,288,192)	(1,195,104)

Net loss for the period ended January 31, 2004	—	—	—	—	—	(383,021)	(383,021)
Balance, January 31, 2004	229,548,000	$22,955	$0	$70,133	$0	(1,671,213)	(1,578,125)

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

The accompanying notes are an integral part of these condensed consolidated financial statements

XENOMICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - RESTATED (Continued)

							Deficit
						Deferred	Accumulated
					Additional	Unamortized	During	Total
	Preferred	Common Stock		Treasury	Paid in	Stock-based	Development	Stockholders'
	Stock	Shares	Par Value	Shares	Capital	Compensation	Stage	Equity
Balance, January 31, 2005	0	17,306,891	$1,731	$(35)	11,923,282	$(1,691,803)	$(7,042,250)	$3,190,935

Private Placement common stock - February 2005		102,564	10		199,990			200,000

Payment of finders fees and expenses in cash					(179,600)			(179,600)

Common stock issued to finders	—	24,461	2	—	(2)	—	—	—

Private placement of common stock - net		127,025	12		20,388			20,400

Private Placement common stock - April 2005		1,515,384	152		2,954,847			2,954,999

Payment of finders fees and expenses in cash					(298,000)			(298,000)

Issuance of warrants to finders at fair value					222,188			222,188

Finders warrants treated cost of capital	—	—	—	—	(222,188)	—	—	(222,188)

Private placement of common stock - net		1,515,384	152		2,656,847			2,656,999

Sale of Series A Convertible Preferred Stock	2,448,791				322,209			2,771,000

Accretion on Series A Convertible Preferred Stock	322,209						(322,209)	—

Value of warrants reclassified to derivative financial instrument liability	(567,085)							(567,085)

Payment of finders fees and expenses in cash					(277,102)			(277,102)

Issuance of warrants to finders at fair value					167,397			167,397

Finders warrants treated cost of capital	—	—	—	—	(167,397)	—	—	(167,397)

Sale of Series A Convertible Preferred Stock - net	$2,203,915				45,107		(322,209)	1,926,813

Retirement of Treasury Shares		(350,000)	(35)	35				—

Shares issued for services		5,000			16,500			16,500

Stock based compensation expense - non-employees					2,928,298			2,928,298

Amortization of deferred stock based compensation						484,374		484,294

Preferred stock dividend							(23,794)	(23,294)

Net loss for nine months ended October 31, 2005	—	—	—	—	—	—	(6,386,309)	(6,386,309)

Balance, October 31, 2005	$2,203,915	18,604,300	$1,860	$0	$17,590,422	$(1,207,429)	$(13,774,552)	$4,814,216

The accompanying notes are an integral part of these condensed consolidated financial statements

XENOMICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - RESTATED
(UNAUDITED)

	Nine months ended October 31,		Period from August 4, 1999 (inception) to
	2005	2004	October 31, 2005
Cash flows from operating activities:
Net loss	$(6,386,309)	$(1,216,871)	$(13,428,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,558	—	25,624
Stock based compensation expense	3,429,172	706,641	7,534,878
Founders compensation contributed to equity	—	74,404	1,655,029
Derivative financial instrument (income)	(148,611)		(148,611)
Changes in operating assets and liabilities:
Prepaid expenses	(62,413)	(43,334)	(97,773)
Security deposit	2,475	(57,207)	(55,698)
Accounts payable and accrued expenses	(105,586)	74,356	101,472
Patent costs	—	(4,402)	—
Total adjustments	3,131,595	750,458	9,014,921
Net cash used in operating activities	(3,254,714)	(466,413)	(4,413,628)
Cash flows from investing activities:
Acquisition of equipment	(29,575)	(88,195)	(116,138)
Net cash used in investing activities	(29,575)	(88,185)	(116,138)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,154,999	2,512,950	8,428,937
Payment of acquisition costs on common stock	(477,600)	(301,498)	(779,098)
Proceeds from issuance of preferred stock	2,771,000		2,771,000
Payment of acquisition costs on preferred stock	(277,102)		(277,102)
Purchase of common stock	—	(500,000)	(500,000)
Payment of preferred stock dividend	(23,794)	—	(23,794)
Net cash provided by financing activities	5,147,503	1,711,452	9,619,943

Net increase in cash and cash equivalents	1,863,212	1,156,844	5,090,177

Cash and cash equivalents at beginning of period	3,226,965	339	—
Cash and cash equivalents at end of period	$5,090,177	$1,157,183	$5,090,177

Supplementary disclosure of cash flow information:
Cash paid for taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOMICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2005

(UNAUDITED)

1. BUSINESS OVERVIEW:

Xenomics, Inc. (“Xenomics” or the “Company") is considered to be in the development stage. Since inception on August 4, 1999, Xenomics’ efforts have been principally devoted to research and development, securing and protecting its patents and raising capital. From inception through October 31, 2005, Xenomics has sustained cumulative net losses of $13,774,552. Xenomics's losses have resulted primarily from expenditures incurred in connection with salaries and facilities cost associated with research and development activities, application and filing for regulatory approval of its proposed products, patent filing and maintenance expenses, outside accounting and legal services and regulatory, scientific and financial consulting fees as well as stock-based compensation expense. From inception through October 31, 2005, Xenomics has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial molecular diagnostic products approved by the Food and Drug Administration, and does not expect to have such for several years, if at all.

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

2. BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Xenomics, which include the results of Xenomics, Inc. a Florida corporation and its wholly owned subsidiary Xenomics, a California corporation ("Xenomics Sub"), have been prepared in accordance with (i) accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and (ii) the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB. All significant intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements. These statements should be read in conjunction with Xenomics’s audited financial statements and notes thereto for the year ended January 31, 2005, included in Form 10-KSB/A filed with the SEC on January 10, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, primarily consisting of normal recurring adjustments, necessary for the fair presentation of the balance sheet and results of operations for the interim periods. The results of operations for the nine months ended October 31, 2005 are not necessarily indicative of the results of operations to be expected for the full year ending January 31, 2006.

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

Had compensation cost for stock options granted to employees and directors been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, Xenomics's net loss would have been as follows:

	Three Months Ended October 31,		Nine Months Ended October, 31
	2005	2004	2005	2004
Net loss applicable to common stockholders as reported	$(1,019,855)	$(885,364)	$(6,732,312)	$(1,216,871)
Add: Stock-based employee compensation expense
recorded under APB No. 25 intrinsic value method	161,458	84,239	484,375	84,239
Deduct: Stock-based employee compensation
expense determined under fair value method	(324,742)	(174,239)	(974,225)	(174,388)

Pro forma net loss applicable to common stockholders	$(1,183,138)	$(975,364)	$(7,222,162)	$(1,307,020)

Net loss per share:
Basic and diluted -as reported	$(0.05)	$(0.06)	$(0.37)	$(0.08)

Basic and diluted -pro forma	$(0.06)	$(0.06)	$(0.39)	$(0.09)
Black-Scholes Methodology Assumptions:
Dividend yield	0%	0%	0%	0%

Risk free interest rate	4.25%	4.25%	4.25%	4.25%

Expected lives of options	7 years	7 years	7 years	7 years

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

As per EITF 00-19, "Accounting For Derivative Financial Instruments Index to, and Potentially Settled in, Company Stock" the Company calculated the value of the warrants issued in connection with this transaction to be $567,085. This amount was recorded as a reduction to the proceeds allocated to Preferred Stock and a corresponding liability was established. This liability has been classified as non-current since the exercise price of these warrants exceeds the market value of the related common shares. These warrants have been marked-to-market and the liability has been adjusted with a corresponding charge or benefit recorded in the statement of operations. During the three and nine month periods ending October 31, 2005, the Company recorded a benefit of $179,663 and $148,611, respectively.

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

On May 24, 2005, the Company’s Compensation Committee in recognition of the substantial time and effort to the Company’s affairs during the past year by each of Gabriele M. Cerrone, Co-Chairman, L. David Tomei, Co-Chairman and President of SpaXen Italia, S.R.L., the Company’s joint venture with the Spallanzani National Institute for Infectious Diseases in Rome, Italy, Samuil Umansky, President and Hovsep Melkonyan, Vice President, Research, accelerated the vesting of outstanding stock options dated June 24, 2004 previously granted to each such officer in the amounts of 1,050,000, 1,012,500, 1,012,500 and 675,000, respectively, so that such options vest as of May 24, 2005. This acceleration resulted in the Company recording stock based compensation expense of $3,197,694 during the quarter ended July 31, 2005, which represented the balance remaining in deferred unamortized stock-based compensation.

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

On February 22, 2006 the Company received a comment letter from the SEC conerning Amendment No. 3 to Form SB-2. The Company's consolidated financial statements for the nine months ended October 31, 2005 included in Amendment No.4 to Form SB-2 filed on February 28, 2006 were restated in response to certain SEC comments.

The following is a summary of the impact of those adjustments:

	Year Ended January 31, 2005	Nine Months Ended October 31, 2005

Net loss prior to adjustments	$(3,336,018)	$(3,248,507)

Reversal of charge for acquired in-process research and development	2,145,101	0
Stock based compensation - Trilogy Capital Partners, Inc.	(123,063)	(453,294)
Deferred founders' compensation contributed to capital	(74,404)	0

Net loss as reported in Amendment #1	(1,388,384)	(3,701,801)

Stock based compensation:
Trilogy Capital Partners, Inc.	(2,507,377)	453,294
Consultants other than Trilogy	(1,229,568)	(2,928,298)
Employees	(245,697)	(322,916)
Other	0	(35,199)

Net loss as reported in Amendment #2	(5,371,026)	(6,534,920)

Derivative financial instrument	0	(418,474)

Net loss as reported in Amendment #3	$(5,371,026)	$(6,953,394)

Derivative financial instrument	—	567,085

Net loss as reported in Amendment #4	$(5,371,026)	$(6,386,309)

Weighted average common shares	14,580,186	18,425,825

Loss per share - Basic and diluted - Prior to adjustments	$(0.23)	$(0.18)

Loss per share - Basic and diluted - As reported in Amendment #4	$(0.37)	$(0.37)

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

HISTORY

Since inception on August 4, 1999 through October 31, 2005, we have sustained cumulative net losses of $13,774,552. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through October 31, 2005, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial products and we do not expect to have any for the foreseeable future. Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net cash inflows from any products developed may take several years to achieve.

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

Derivative financial instrument benefit recorded for the nine month ended October 31, 2005 and 2004 respectively was $148,611 and zero, respectively. This charge is attributable to the change in the liability associated with warrants issued in connection with the financing transaction on July 13, 2005.

Net loss for the nine months ended October 31, 2005 was $6,386,309 as compared to a loss of $1,216,871 for the same period in 2004. The increase in the net loss in 2005 is the result of higher operating expenses, slightly offset by higher interest and investment income as described above.

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