Form 10KSB/A
period 2005-01-31
XENOMICS INC
filed 2006-03-15
CIK 1213037

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Amendment No. 3 to Form 10-KSB

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

Explanatory Note

This Amendment No.3 to our Annual Report on Form 10-KSB includes restated audited consolidated financial statements for the years ended January 31, 2005 and 2004, and for the period from inception (August 4, 1999) to January 31, 2005, in response to comments received by us from the Staff of the Securities and Exchange Commission.  We have determined that errors had occurred in these prior financial periods for matters described in Item 6. Management's Discussion and Analysis and Plan of Operation and in Note 2 to the Consolidated Financial Statements. This Amendment speaks as of the original filing date of our Annual Report on Form 10-KSB and has not been updated to reflect events occurring subsequent to the original filing date.

XENOMICS, INC.

AMENDMENT NO. 3 TO FORM 10-KSB

PART I

This Amendment No.3 to Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements are characterized by future or conditional verbs and include, but are not limited to, statements regarding the results of product development efforts, clinical trials and the scope and success of future operations. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under "Risk Factors" and elsewhere in this Amendment No.3 to Form 10-KSB for the year ended January 31, 2005, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical studies, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

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

RISKS RELATED TO OUR RESTATEMENTS

The restatement of our consolidated financial statements could have a material adverse impact on us, including the possibility of legal or administrative proceedings.

We determined that our consolidated financial statements for the year ended January 31, 2005 as described in more detail in Management’s Discussion and Analysis of Financial Condition and Plan of Operation and in Note 2 to our Consolidated Financial Statements, should be restated. In the event litigation is pursued or other relief is sought by persons asserting claims for damages allegedly resulting from or based on this restatement, or events related thereto, we may incur additional defense costs beyond our insurance coverage regardless of their outcome. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs.

We have identified material weaknesses in our disclosure controls and procedures. In addition, we may experience additional material weaknesses in the future. Any material weaknesses in our disclosure controls and procedures or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could affect investor confidence in the accuracy and completeness of our financial statements, as well as our stock price.

We have identified material weaknesses in our disclosure controls and procedures relating to recording of an incorrect charge for acquired in-process research and development, improper recording of stock-based compensation expense and insufficient communications and inadequate controls related to deferred stock compensation. These material weaknesses and our remediation plans are described further in “Management’s Discussion and Analysis of Financial Condition and Plan of Operation” and in Item 8A Controls and Procedures. Material weaknesses in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

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

Restatement of financial statements

The consolidated financial statements contained within this report have been restated to eliminate errors for the matters described below. For restatement purposes in accordance with Generally Accepted Accounting Principles in the United States, an error is defined as an oversight or misuse of facts that existed at the time the financial statements were prepared.

The following is a summary of those adjustments:
	Year Ended January 31, 2005	Year Ended January 31, 2004

Net loss prior to adjustments	$(3,336,018)	$(521)

Reversal of charge for acquired in-process research and development	2,145,101	0

Deferred founders' compensation contributed to capital	(74,404)	(382,500)

Stock based compensation:
Adjustment for Trilogy warrants	(2,630,440)	0
Adjustment for use of quoted market price	(245,697)	0
Adjustment for the application of EITF 96-18	(1,229,568)	0
	(4,105,705)	0

Total adjustments:	(2,035,008)	(382,500)

Net loss as restated:	$(5,371,026)	$(383,021)

Weighted average common shares	14,580,186	13,166,502

Loss per share - Basic and diluted - Prior to adjustments	$(0.23)	$(0.00)

Loss per share - Basic and diluted - Prior to adjustments	$(0.37)	$(0.03)

Reversal Of Charge For Acquired In-Process Research And Development - The original accounting treatment for the acquisition of Xenomics Sub by Used Kar Parts, Inc. followed the legal form of the transaction and included a charge to expense for acquired in-process research and development. Upon subsequent re-examination of the circumstances, it was determined that this transaction should be accounted for as a reverse merger. Consequently, the charge to expense for acquired in-process research and development was reversed.

Deferred Founders’ Compensation Contributed To Capital - Originally, there was no accounting recognition as management was not aware of the existence of deferred compensation agreements. When management became aware of such agreements and the founders did not seek to be paid these amounts, the amounts were accounted for as compensation contributed to capital.

Stock Compensation - Adjustment For Trilogy Warrants - The original accounting treatment for warrants issued to Trilogy Capital Partners, Inc. were viewed to be non-compensatory in nature. Upon subsequent re-examination of the circumstances, they were determined to be compensatory in nature. Consequently, the fair value of such warrants were calculated and recorded as expense.

Stock Compensation - Adjustment Resulting From Use Of Quoted Market Price - The original accounting treatment for stock based compensation was based upon a subjective determination of the most appropriate value of our common shares to be used in the Black-Scholes calculations. Specifically, we elected to use $1.95 per share for such calculations, representing the sales price per share from a recent financing transaction, rather than the quoted market price with a simple average of approximately $3.70 per share during the applicable period. Upon subsequent re-examination of the circumstances, it was determined that the use of the quoted market price was required by generally accepted accounting principles. Consequently, the calculations were revised and additional stock based compensation expense was recorded.

Stock Compensation - Adjustment For The Application Of EITF 96-18 - The original accounting treatment for options issued to Messrs. Cerrone and Tomei, Co-Chairmen of the Board of Directors, assumed those individuals to be employees and no expense was recorded. Upon subsequent re-examination of the circumstances, it was determined that the options were deemed to relate to consulting services beyond the normal scope of their roles as Directors and, as required by EITF 96-18, they were expensed and marked to market through January 31, 2005.

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

ITEM 8A. CONTROLS AND PROCEDURES.

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of Amendment No. 3 to Form 10-KSB for the year ended January 31, 2005, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2005 due to the errors outlined below.

a)
Reversal Of Charge For Acquired In-Process Research And Development - The original accounting treatment for the acquisition of Xenomics Sub by Used Kar Parts, Inc. was erroneously accounted for as a conventional acquisition rather than a reverse merger. This error resulted in a charge to expense for acquired in process research and development. The cause of this error was attributable to financial management’s lack of familiarity with the accounting literature concerning when a business combination should be accounted for as a reverse merger.

b)
Deferred Founders’ Compensation Contributed To Capital - Originally, there was no accounting recognition as financial management was not aware of the existence of deferred compensation agreements. This resulted in an understatement of compensation expense. The cause of this error was attributable to inadequate communication within our company.

c)
Stock Compensation - Adjustment For Trilogy Warrants - The original accounting treatment for warrants issued to Trilogy Capital Partners, Inc. was erroneously viewed to be non-compensatory in nature. This error resulted in an understatement of compensation expense. The cause of this error was attributable to financial management’s lack of familiarity with certain provisions of the accounting literature concerning stock compensation expense.

d)
Stock Compensation - Adjustment Resulting From Use Of Quoted Market Price - The original accounting treatment for stock based compensation was based upon a subjective determination of the most appropriate value of our common shares to be used in the valuation calculations. Specifically, we elected to use $1.95 per share for such calculations, representing the sales price per share from a recent financing transaction, rather than the quoted market price with a simple average of approximately $3.70 per share during the applicable period. This error resulted in an understatement of compensation expense. The cause of this error was attributable to financial management’s lack of familiarity with certain provisions of the accounting literature concerning stock compensation expense.

e)
Stock Compensation - Adjustment For The Application Of EITF 96-18 - The original accounting treatment for options issued to the Co-Chairmen of the Board of Directors erroneously assumed those individuals to be employees and no expense was recorded. This error resulted in an understatement of compensation expense. The cause of this error was attributable to financial management’s lack of familiarity with certain provisions of EITF 96-18 concerning stock compensation expense.

We have implemented the following measures to remediate the errors described above. We are committed to establishing the necessary environment to ensure the effectiveness of these controls in the future and quality financial reporting. As described in detail in the following paragraphs, we appointed a new director as Chairman of the Audit Committee and designated him as the Audit Committee financial expert. Additionally we hired a Chief Financial Officer. Communication has been improved through the inclusion of the Chief Financial Officer in all meetings of the Board of Directors and the establishment of a Disclosure Committee. Further, we have strengthened our accounting staff through the hiring of additional personnel.

Personnel Changes:

a)
On December 1, 2005, the Board of Directors appointed John Brancaccio as director and Chairman of the Audit Committee. Mr. Brancaccio is a retired Certified Public Accountant and has over 30 years of financial management experience. He currently serves as the Chief Financial Officer of Accelerated Technologies, Inc., a medical device company, and on the boards of the following publicly-held companies: Callisto Pharmaceuticals, Inc., Alfacell Corporation, and FermaVir Pharmaceuticals, Inc. Mr. Brancaccio was formerly the acting Chief Financial Officer and Treasurer of Memory Pharmaceuticals Corporation. The Board has designated Mr. Brancaccio as the audit committee financial expert.

b)
On January 16, 2006 we hired Frederick Larcombe as Chief Financial Officer. Mr. Larcombe is a Certified Public Accountant and has over twenty-five years of financial management experience which includes serving as Chief Financial Officer and Vice President of Finance with MicroDose Technologies, Inc., a privately held drug delivery company, and ProTeam.com, Inc., a publicly held Internet-oriented retailer. Prior to that, he held financial positions with Cambrex Corporation, a publicly-held life sciences company, and PriceWaterhouseCoopers.

Communication:

a)	Effective January 2006, the Chief Financial Officer participates in all meetings of the Board of Directors;

b)	Effective January 2006 discussions concerning all contracts, commitments, and general business activities include a member of the financial management team;

c)
Effective March 2006, a Disclosure Committee was established consisting of the Chief Executive Officer, Chief Financial Officer, and the Chairman of the Audit Committee which will meet periodically to ensure the identification of key business matters and ensure the adequacy of related disclosures; and

d)
Effective March 2006, resources supporting the accounting and reporting function has been strengthened with the addition of a more experienced individual. Additionally, a search has been initiated for an individual to fill the role of accounting manager or controller.

Except for changes in connection with the remediation subsequent to January 31, 2005 of the errors described above, there was no change in our internal control over financial reporting that occurred subsequent to October 31, 2004 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Xenomics, Inc.

Date: March 15, 2006	By:	/s/ L. David Tomei

L. David Tomei Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. David Tomei	Co-Chairman of the Board, Chief Executive Officer, President and President, SpaXen Italia, srl	March 15, 2006
L. David Tomei, Ph.D

/s/ Gabriele M. Cerrone	Co-Chairman of the Board	March 15, 2006
Gabriele M. Cerrone

	Director	March — , 2006
V. Randy White, Ph.D

/s/ Frederick Larcombe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006
Frederick Larcombe

/s/ Samuil Umansky	Chief Scientific Officer and Director	March 15, 2006
Samuil Umansky, M.D., Ph.D

/s/ Christoph Bruening	Director	March 15, 2006
Christoph Bruening

/s/ John Brancaccio	Director	March 15, 2006
John Brancaccio

/s/ Donald H. Picker	Director	March 15, 2006
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