Form 10QSB/A
period 2005-04-30
XENOMICS INC
filed 2006-03-15
CIK 1213037

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Amendment No. 3 to our Annual Report on Form 10-KSB for the year ended January 31, 2005 and other periodic reports filed with the SEC. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

Explanatory Note

This Amendment No. 2 to Form 10-QSB includes restated unaudited condensed consolidated financial statements for the quarters ended April 30, 2005 and 2004, and for the period from inception (August 4, 1999) to April 30, 2005, in response to comments received by us from the Staff of the Securities and Exchange Commission.  We have determined that errors had occured in these prior financial periods for matters described in Item 2. Management’s Discussion and Analysis and Plan of Operation and in Note 5 to the Consolidated Financial Statements. This Amendment speaks as of the original filing date of our Form 10-QSB and has not been updated to reflect events occurring subsequent to the original filing date.

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

On April 7, 2005, the Company closed a private placement of 1,515,384 shares of common stock and 378,846 warrants to certain additional Investors for aggregate proceeds of $2,954,999. The Company paid an aggregate $298,000 in fees and issued an aggregate 121,231 warrants to purchase common stock to selling agents. The warrants are immediately exercisable at $2.15 per share and will expire five years after issuance. The fair value of these Investor warrants using a market price of $2.61 per share on the date of issuance date was $694,335. The Company paid an aggregate $298,000 and issued an aggregate 121,231 warrants to purchase common stock to Axiom Capital Management who acted as the selling agent. The warrants are immediately exercisable at $2.15 per share, will expire five years after issuance. The warrants had a fair value of $222,188 on the date of issuance and this amount was recorded as a cost of raising capital. These April 7, 2005 Investors became parties to the same Registration Rights Agreement as the January 28, 2005 Investors

5. Restatement

On September 2, 2005 the Company received a comment letter from the Securities and Exchange Commission (the “SEC”) concerning its Form SB-2 which was filed with the SEC by the Company on August 2, 2005. The Company’s consolidated financial statements for the year ended January 31, 2005 and the three months ended April 30, 2005 included in Amendment No. 1 to Form SB-2 filed on October 28, 2005 were restated in response to certain SEC comments.

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

The following is a summary of the impact of those adjustments:

	Year Ended January 31, 2005	Three Months Ended April 30, 2005

Net loss prior to adjustments	$(3,336,018)	$(924,805)

Reversal of charge for acquired in-process research and development	2,145,101	0
Stock based compensation - Trilogy Capital Partners, Inc.	(123,063)	0
Deferred founders' compensation contributed to capital	(74,404)	0
	-------------	-----------
Net loss as reported in Amendment #1	(1,388,384)	(924,805)

Stock based compensation:
Trilogy Capital Partners, Inc.	(2,507,377)	0
Consultants other than Trilogy application of EITF 96-18	(1,229,568)	269,396
Employees adjustment for use of quoted market price	(245,697)	(161,458)
Other	0	65,000
	-------------	-----------
Net loss as reported in Amendment #2	$(5,371,026)	$(751,867)

Weighted average common shares	14,580,186	17,716,394

Loss per share - Basic and diluted - Prior to adjustments	$(0.23)	$(0.05)

Loss per share - Basic and diluted - As reported in Amendment #4	$(0.37)	$(0.04)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements included in this Quarterly Report on Amendment No. 2 to Form 10-QSB. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties.

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

The following is a summary of those adjustments:

	Three Months Ended April 30, 2005	Three Months Ended April 30, 2004

Net loss prior to adjustments	$(924,805)	$(2,820)

Deferred founder’s compensation contributed to capital	—	(74,404)
Stock based compensation:
Adjustment for use of quoted market price	(161,458)	0
Adjustment for the application of EITF 96-18	269,396	0
	107,938	0
Other	65,000	0

Total adjustments	172,938	(74,404)

Net loss as restated	$(751,867)	$(77,224)

Weighted average common shares	17,716,394	13,166,502

Loss per share - Basic and diluted - Prior to adjustments	$(0.05)	$(0.00)

Loss per share - Basic and diluted - Prior to adjustments	$(0.04)	$(0.01)

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

Stock Compensation - Adjustment For The Application Of EITF 96-18 - The original accounting treatment for options issued to Messrs. Cerrone and Tomei, Co-Chairmen of the Board of Directors, assumed those individuals to be employees of the Company and no expense was recorded. Upon subsequent re-examination of the circumstances, it was determined that the options were deemed to relate to consulting services beyond the normal scope of their roles as Directors and, as required by EITF 96-18, they were expensed and marked to market through April 30, 2005.

Other - This adjustment corrects for the erroneous recording of an expense in the three month period ending April 30, 2005. This amount was reversed in the three month period ending July 31, 2005.

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

In connection with the preparation of Amendment No. 2 to Form 10-QSB for the three months ended April 30, 2005, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2005 due to the errors outlined below.

a)
Deferred Founders’ Compensation Contributed To Capital - Originally, there was no accounting recognition as financial management was not aware of the existence of deferred compensation agreements. This resulted in an understatement of compensation expense. The cause of this error was attributable to inadequate communication within our company.

b)
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

c)
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

Except for changes in connection with the remediation subsequent to April 30, 2005 of the errors described above, there was no change in our internal control over financial reporting that occurred subsequent to January 31, 2005 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Xenomics, Inc .

(Registrant)

Date: March 15, 2006	By:	/s/ L. David Tomei

L. David Tomei Chief Executive Officer and President

Date: March 15, 2006	By:	/s/ Frederick Larcombe

Frederick Larcombe Chief Financial Officer

Index to Exhibits

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002