Form 10QSB/A
period 2005-07-31
XENOMICS INC
filed 2006-03-15
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

AMENDMENT NO. 5 TO FORM 10-QSB

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

INTRODUCTORY NOTE

This Report on Amendment No. 5 to Form 10-QSB for Xenomics, Inc. (the "Company") may contain forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Annual Report on Amendment No. 3 to Form 10-KSB for the year ended January 31, 2005 and other periodic reports filed with the SEC. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

Explanatory Note

This Amendment No. 5 to Form 10-QSB includes restated unaudited condensed consolidated financial statements for the quarters ended July 31, 2005 and 2004, and for the period from inception (August 4, 1999) to July 31, 2005, in response to comments received by us from the Staff of the Securities and Exchange Commission.  We have determined that errors had occurred in these prior financial periods for matters described in Item 2. Management’s Discussion and Analysis and Plan of Operation and in Note 6 to the Consolidated Financial Statements. This Amendment speaks as of the original filing date of our Form 10-QSB and has not been updated to reflect events occurring subsequent to the original filing date.

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

The following is a summary of those adjustments:

	Six Months Ended July 31, 2005	Six Months Ended July 31, 2004

Net loss prior to adjustments	$(2,072,783)	$(95,773)

Deferred founders’ compensation contributed to capital	—	(74,404)
Stock based compensation:
Adjustment for use of quoted market price	(322,916)	(161,330)
Adjustment for the application of EITF 96-18	(2,928,298)	0
Shares issued for service	(16,500)	0
	(3,267,714)	(161,330)

Derivative financinal instrument	(31,052)	0

Other	(18,699)	0

Total adjustments	(3,317,465)	(235,734)

Net loss as restated	$(5,390,248)	(331,507)

Weighted average common shares	18,335,109	13,590,320

Loss per share - Basic and diluted - Prior to adjustments	$(0.11)	$(0.01)

Loss per share - Basic and diluted - Prior to adjustments	$(0.29)	$(0.02)

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

Stock Compensation - Adjustment For The Application Of EITF 96-18 - The original accounting treatment for options issued to Messrs. Cerrone and Tomei, Co-Chairmen of the Board of Directors, assumed those individuals to be employees and no expense was recorded. Upon subsequent re-examination of the circumstances, it was determined that the options were deemed to relate to consulting services beyond the normal scope of their roles as Directors and, as required by EITF 96-18, they were expensed and marked to market through May 24, 2005. On that date, the Board of Directors accelerated the vesting of these options. Consequently, that date was deemed to be the measurement date and the fair value of the previously unvested options was immediately expensed.

Stock Compensation - Shares Issued For Services - Originally, there was no accounting recognition as financial management was not aware of an agreement with a service provider. When management became aware of such an agreement, the amount was determined based upon quoted market price and accounted as expense in the appropriate period.

Derivative Financial Instrument - The original accounting treatment for the warrants issued in connection with the financing transaction on July 13, 2005 was limited solely to disclosure. Upon subsequent re-examination of the circumstances, it was deemed that the fair value of these warrants should be charged to expense and a corresponding liability establish for the same amount and that the liability be subsequently marked-to-market until the warrants are settled, in accordance with the provisions of EITF #00-19. Consequently, the fair value of these warrants was accounted for as a reduction to the allocation of proceeds to preferred stock and a liability established. This amount reflects the benefit to the Statement of Operations for mark-to-market adjustments relating to that liability.

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

PLAN OF OPERATION

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

In connection with the preparation of Amendment No. 5 to Form 10-QSB for the six months ended July 31, 2005, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2005 due to the errors outlined below.

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

d)
Stock Compensation - Shares Issued For Services - Originally, there was no accounting recognition as financial management was not aware of an agreement with a service provider. This resulted in an understatement of professional services expense. The cause of this error was attributable to inadequate communication within our company.

e)
Derivative Financial Instrument - The original treatment for the warrants issued in connection with the financing transaction in July 2005 was erroneously limited solely to disclosure. This error resulted in: i) an understatement of a derivative financial instrument liability and an overstatement of proceeds allocated to preferred stock, and ii) the absence of a net benefit to operating results for the marking-to-market of that derivative financial instrument liability at subsequent reporting dates. The cause of this error was attributable to financial management’s lack of familiarity with certain provisions of EITF 00-19.

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

Except for changes in connection with the remediation subsequent to July 31, 2005 of the errors described above, there was no change in our internal control over financial reporting that occurred subsequent to April 30, 2005 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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