Form 10QSB/A
period 2005-10-31
XENOMICS INC
filed 2006-03-15
CIK 1213037

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

INTRODUCTORY NOTE

This Report on Amendment No. 3 to Form 10-QSB for Xenomics, Inc. (the "Company") may contain forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under "Risk Factors" in our Annual Report on Amendment No.3 to Form 10-KSB for the year ended January 31, 2005 and other periodic reports filed with the SEC. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

EXPLANATORY NOTE

This Amendment No. 3 to Form 10-QSB includes restated unaudited condensed consolidated financial statements for the quarters ended October 31, 2005 and 2004, and for the period from inception (August 4, 1999) to October 31, 2005, in response to comments received by us from the Staff of the Securities and Exchange Commission. We have determined that errors had occurred in these prior financial periods for matters described in Item 2. Management’s Discussion and Analysis or Plan of Operation and in Note 6 to the Consolidated Financial Statements. This Amendment speaks of the original filing of our Form 10-QSB and has not been updated to reflect events occurring subsequent to the original filing date.

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

The following is a summary of those adjustments:

	Nine Months Ended October 31, 2005	Nine Months Ended October 31, 2004
Net loss prior to adjustments	$(3,248,507)	$(435,826)

Deferred founders’ compensation contributed to capital	—	(74,404)
Stock based compensation:
Adjustment for use of quoted market price	(322,916)	(84,239)
Adjustment for the application of EITF 96-18	(2,928,298)	(622,402)
Shares issued for service	(35,199)	0
	(3,286,413)	(706,641)

Derivative financinal instrument	148,611	0

Total adjustments	(3,137,802)	(781,045)

Net loss as restated	(6,386,309)	(1,216,871)

Weighted average common shares	18,425,825	14,338,921

Loss per share - Basic and diluted - Prior to adjustments	$(0.18)	$(0.03)

Loss per share - Basic and diluted - Prior to adjustments	$(0.35)	$(0.08)

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

In connection with the preparation of Amendment No. 3 to Form 10-QSB for the nine months ended October 31, 2005, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2005 due to the errors outlined below.

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

Except for changes in connection with the remediation subsequent to October 31, 2005 of the errors described above, there was no change in our internal control over financial reporting that occurred subsequent to July 31, 2005 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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