Form 10KSB
period 2006-01-31
XENOMICS INC
filed 2006-05-16
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006	Commission File Number 333-103083

XENOMICS, INC.

(Name of small business issuer in its charter)

Florida	04-3721895
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

420 Lexington Avenue, Suite 1701
New York, New York 10170
(Address of principal executive offices)

Issuer’s telephone number, including area code: (212) 297-0808

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ☐ Yes   ☒ No

State issuer’s revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

15,937,492 shares of $0.0001 par value common stock at $1.85 per share as of May 12, 2006 for a market value of $29,484,360. Shares of common stock held by any executive officer or director of the issuer and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date:  19,161,322 shares of common stock, $0.0001 par value (as of May 12, 2006)

Transitional Small Business Disclosure Format (Check one): Yes  ☐;   No  ☒

XENOMICS, INC.
FORM 10-KSB
TABLE OF CONTENTS

We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this prospectus and other filings with the Securities and Exchange Commission, reports to our stockholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. Among the important factors on which such statements are based are assumptions concerning uncertainties associated with product development, the risk that we will not obtain approval to market our products, the risk that our technology will not gain market acceptance, our ability to obtain additional financing, our ability to attract and retain key employees, our ability to protect intellectual property, and our ability to adapt to economic, political and regulatory conditions affecting the healthcare industry.

ITEM 1. DESCRIPTION OF BUSINESS.

 We are a development stage molecular diagnostic company that focuses on the development of DNA-based tests using transrenal DNA or Tr-DNA. Tr-DNAs are fragments of DNA derived from dying cells inside the body compartment. The intact DNA is fragmented in these dying cells, appears in the blood stream and these fragments have been shown to cross the kidney barrier and can be detected in urine. Our patented technology uses safe and simple urine collection and can be applied to a broad range of testing including: prenatal genetic testing, tumor detection and monitoring, tissue transplantation, infectious disease, forensic identification, drug development and bio-terrorism. In March 2004, we organized a joint venture with the Spallanzani National Institute for Infectious Diseases (Instituto Nazionale per le Malattie Infettive) in Rome, Italy, in the form of a research and development (“R&D”) company called SpaXen Italia, S.R.L, or SpaXen, which will conduct research and development on non-invasive diagnostic tests for infectious disease using Tr-DNA methodology.

The Technology

Our scientists were the first to report the discovery that a portion of cell-free DNA found in the bloodstream can cross the kidney barrier and be detected in the urine. This is transrenal DNA or Tr-DNA. Urine analysis of Tr-DNA provides a simple, non-invasive method and a platform technology for a broad range of diagnostic genetic tests. In comparison with conventional tests, this methodology has significant advantages with respect to patient compliance, ease of testing, speed and cost. We own proprietary technology protected by broad patents covering the fields of prenatal genetic diagnosis, cancer detection and transplantation. We expect pending patent applications to further extend coverage to all diagnostic applications of Tr-DNA

Our Tr-DNA technology has been evaluated for applications in cancer in various clinical studies and we have executed research contracts with North Shore - Long Island Jewish (LIJ) Health System and Eastern Virginia Medical School to begin human clinical studies for applications in prenatal genetic diagnosis. Our initial operations will focus on early product opportunities in prenatal genetic diagnosis for disorders such as Down syndrome, Fragile X Syndrome, Rh incompatibility and gender determination. We plan to expand the prenatal testing capabilities to include a comprehensive set of markers, and plan to develop our technology for diagnostic applications in cancer, infectious diseases and transplantation.

We plan to develop commercial diagnostic tests for which we will seek FDA approval. Prior to FDA approval we expect these tests will be sold under the Analyte Specific Reagent (ASR) rules for home-brew testing to laboratories licensed under the Clinical Laboratory Improvement Act (CLIA) for performance of high-complexity testing. Tests that receive FDA approval may be marketed to all hospital and independent testing laboratories. Of prime importance to our positioning in the market will be the need for adoption by key diagnostics laboratories and certain diagnostic companies that will need access to our patents in order to enter the market for urine DNA testing.

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

Infectious diseases Agents such as viruses, bacteria and parasites that have precise genetic signatures cause many infectious diseases. We recently reported clinical data that demonstrated the ability to detect HIV-DNA in the urine of AIDS patients and the DNA of common and multi-drug resistant strains of Mycobacterium tuberculosis (“TB” and “MTB” respectively) in the urine of infected patients. In the case of the HIV virus, the sensitivity of the test under development allowed 90% detection of patients with residual disease; a stage at which the viral load of a patient is either barely detectable, or not detectable at all by conventional methods. If developed, it can be expected that this test may provide physicians with new information and assist in the treatment of AIDS. According to the World Health

Organization (WHO) the resurgence of tuberculosis (TB), especially its multi-drug resistant strain (MTB), represents a critical worldwide problem. The ability to simultaneously detect both TB and MTB from a simple urine sample suggests that tests based on Tr-DNA may be easier to collect and perform in non-industrialized countries than with current culture-based methods. An additional benefit of Tr-DNA testing is that urine does not contain HIV and many other infectious agents, and thus is much less dangerous to healthcare workers, whereas blood is highly infectious.

Tr-DNA products in infectious disease can be expected to be highly competitive based on cost, simplicity and patient compliance, especially in non-industrialized nations. The future pipeline for infectious disease products may include extension of the technology to the detection of parasites, and/or applications for combating bio-terrorism.

Prenatal Testing According to government statistics for 2004 there were 6.2 million pregnancies in the United States alone. Those reports also show a current trend in the United States that women are delaying having children until a later age. However, the risk of many genetic disorders increases with maternal age. An example is Down syndrome where the risk is 1 in 1,400 for women 25 years of age and 1 in 380 for women 35 years of age. Today, the only prenatal test that can provide a definitive diagnosis of Down syndrome is amniocentesis. Because amniocentesis has well known risks associated with the procedure, including an approximate 1% risk of spontaneous miscarriage, only about 10-15% of patients who should have prenatal genetic tests according to physicians and genetic counselors actually agree to undergo the amniocentesis procedure. The risk of spontaneous miscarriage limits the recommended use of amniocentesis to women older than 35 years of age. Currently there are no tests available that provides a definitive result for women who decline amniocentesis, or are younger than 35 years of age. Tests such as the “triple” screen or “quad” screen are available, but these tests provide an assessment of risk, not a definitive result. In addition, the best sensitivity reported in the scientific literature for these is a 75% detection rate. If we succeed in developing a prenatal screening test for Down syndrome with improved sensitivity compared to “triple” and “quad” screen, we expect that patient compliance for recommended prenatal genetic testing will increase significantly considering that donation of a urine specimen is simple, risk-free to both the mother and the baby, and may be able to be performed in the first trimester of pregnancy.

Initial product focus in prenatal testing will be on diagnostic tests for Down syndrome, Fragile X Syndrome, Rett syndrome, Rh incompatibility and gender determination. The future pipeline in prenatal genetic testing may include tests for trisomy 18 and 13, Tay Sachs and Askenazi Jewish syndrome, Huntington’s disease, sickle cell anemia and other genetic disorders.

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

One of the largest costs associated with development of new drugs is the size of the human clinical trial required to identify the cohort of responders to the drug. By measuring specific genetic markers it may be possible to pre-identify the responding population. This would significantly reduce the cost to develop a drug. Alternately, in cancer treatment today, there is not a reliable way to determine if a particular patient is responding to chemotherapy. Generally patients are reexamined after a 60-day interval to determine if the tumor has grown in size, reduced in size or remained the same. If the tumor has grown in size, or remained the same, the chemotherapy is adjusted. By measuring specific genetic markers in the patient’s urine pre and post chemotherapy, it may be possible to determine whether a patient is responding to chemotherapy within 48 hours after administration instead of the current 60-day cycle. These applications of Tr-DNA technology may permit therapeutic decisions on a patient-specific basis. About 1.25 million new cancer cases are diagnosed annually and there are several hundred companies developing chemotherapeutic agents in the United States alone. This defines the size of the potential market for applications of Tr-DNA technology in drug development and monitoring therapeutic outcomes.

Business Strategy

We plan to use our Tr-DNA technology to develop FDA approved commercial diagnostic products in each of our initial focus markets of infectious disease, prenatal genetic screening, and cancer monitoring, progression and re-growth. We expect to sell our products to private independent medical laboratories, federal and state medical laboratories and private and governmental hospitals. At the late stages of development of each product while collecting clinical data for an FDA submission, we intend to market the products as Analyte Specific Reagents (“ASR’s”) to certain laboratories approved under CLIA. There are approximately 3,000 CLIA licensed laboratories in the United States, but two laboratories, Quest Diagnostic and LabCorp represent approximately 60% of the total market. CLIA laboratories may offer the tests and receive reimbursement under the “home brew” rules and we hope to establish an initial market presence and generate revenues prior to FDA approval.

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

Research and Development

Research and development expenses consist primarily of salaries and staff costs for our in-house research and development laboratory in New Jersey, patent legal, filing and maintenance expenses, regulatory and scientific consulting fees and laboratory supplies. Research and development expenses were $1,878,081 and $619,635 for the years ended January 31, 2006 and 2005, respectively.

SpaXen Joint Venture

In March, 2004, we organized a joint venture with the Spallanzani National Institute for Infectious Diseases (Instituto Nazionale per le Malattie Infettive, “INMI”) in Rome, Italy, in the form of a research and development  company called SpaXen Italia, S.R.L (“SpaXen”). In laboratories provided to SpaXen within INMI, scientists work to apply the Tr-DNA technology to the development of new, truly non-invasive test platforms for a broad variety of infectious diseases. Shares of SpaXen are held 50% by INMI and 50% by us. SpaXen’s deed of incorporation (Costituzione Di Societa) dated March 11, 2004 provides, among other terms, the following:

•                                          INMI contributed 100,000 Euros in cash and we contributed intellectual property, as further described below, which was deemed to have a value of 100,000 Euros;

•                                          The term of the joint venture is until December 31, 2009, unless extended or terminated prior to that date;

•                                          All shareholder resolutions require a 2/3 super-majority except for certain resolutions regarding amendments to the deed of incorporation, change of corporate purpose, and significant changes in shareholder rights, among others, which require unanimous vote by the shareholders;

•                                          The shareholders of SpaXen may unanimously vote to dissolve SpaXen prior to the end of the term.

SpaXen is managed by two levels of board supervision. The Consiglio di Amministrazione and the Collegio di Sindacali. The Consiglio is comprised of three people. L. David Tomei, our Co-Chairman, Chief Executive Officer and President, is Presidente of the Consiglio, Dr. Enrico Girardi, Assistant Scientific Director of INMI represents INMI and Dr. Mauro Piacentini is an outside representative. The authority of the Consiglio is administrative oversight. Dr. Tomei is the sole person with signing authority regarding all normal expenditures by SpaXen. Any expenditures in excess of 1,000 Euros requires the signature of a second member of the Consiglio. The Collegio consists of several auditors registered and certified by the Italian government as required by Italian law. The Collegio’s role is to perform regular examinations and reviews of SpaXen financial statements.

In conjunction with the formation of SpaXen, we and INMI entered into a Shareholder Agreement, which provides, among other terms, the following:

•                                          As our contribution to SpaXen, we agreed to give to SpaXen all rights and patent applications to that portion of the Tr-DNA technology that applies Tr-DNA technology to the field of infectious diseases (the “Contributed IP”);

•                                          All profits of SpaXen will be reinvested into research and development of intellectual property applying Tr-DNA technology to pathologies caused by or associated with infectious agents (the “Newly Developed IP”);

•                                          INMI will be the sole owner of all Newly Developed IP;

•                                          SpaXen will be the sole owner of all intellectual property derived from SpaXen’s research that may be applied in fields other than pathologies caused by or associated with infectious agents (the “Derivative IP”);

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

On June 28, 2005, our company, SpaXen and INMI entered into a license agreement in which INMI granted to SpaXen an exclusive license to manufacture, have manufactured, use, import, offer to sell and/or sell products covered by certain existing and newly developed intellectual property assigned to INMI, pertaining to the application of Tr- DNA technology to the field of infectious diseases. In addition, SpaXen granted to us an exclusive sublicense to manufacture, use, import and/or sell any products covered by the same INMI intellectual property licensed by SpaXen from INMI. Pursuant to the license agreement we agreed to pay to SpaXen a running royalty of 2% of our net sales of any product resulting from the licensed INMI intellectual property. SpaXen has agreed to pay INMI a running royalty of 50% of the royalty fees paid by us.

SpaXen’s primary research and development targets will be tests for diagnosis of AIDS, hepatitis B, tuberculosis, malaria, and leishmaniasis, diseases with the highest levels of morbidity and mortality. There can be no assurance that the Shareholder Agreement will continue and if the Shareholder Agreement is terminated, we will have to find alternate sources for human clinical samples and will have to hire and train adequate scientific personnel which will significantly increase expenses. We may not be able to find alternate sources for human clinical samples and may not be able to afford the personnel necessary to continue development of infectious disease products

Intellectual Property

We consider the protection of our proprietary technologies and products to be a critical element in the success of our business. As of May 12,  2006, we had 3 issued U.S. patents and no foreign patents. The 3 U.S. patents expire in 2018 and are directed at the detection of a nucleic acid fragment that has crossed the kidney and/or placental barriers. One of the U.S. patents consists of claims directed to analysis of fetal DNA and determining the sex of a fetus. Another of the U.S. patents consists of claims directed to detecting and monitoring cancer in a patient and the remaining U.S. patent consists of claims directed to the monitoring of transplanted material in a patient. We have filed a reissue application with respect to the U.S. patent related to the monitoring of transplanted material, with additional claims directed to the detection and monitoring of infectious diseases. There can be no assurance that the reissue application will be allowed. As of May 12, 2006, we have filed 2 U.S. patent applications with claims directed to methods of detection and monitoring specific diseases caused by pathogens and viruses and 2 provisional patent applications with claims directed to methods of detecting Down Syndrome and detecting specific diseases caused by parasites. We have filed a European Patent Office application which includes claims similar to the issued and pending U.S. patents. A communication has been received from the European Patent Office, informing us that it intends to grant a patent with claims directed to methods of analysis of fetal DNA. Additional claims remain pending in a divisional application. These European patents, if and when granted, will expire in 2018. In addition to pursuing patents and patent applications relating to our platform technology, we have and may enter into other license arrangements to obtain rights to third-party intellectual property where appropriate.

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

Technology Acquisition Agreement

We entered into a technology acquisition agreement dated June 24, 2004 with L. David Tomei, Co-Chairman, Chief Executive Officer and President, Samuil Umansky, Chief Scientific Officer, Hovsep Melkonyan, Vice President, Research, Anatoly Lichtenstein and Kathryn Wilke (collectively, the “Shareholders”) and Xenomics Sub pursuant to which the Shareholders have the option for a period of 90 days after the delivery of an accounting from us (due by August 1, 2006) to acquire the Tr-DNA technology from us in the event we expended less than 50% of the aggregate net proceeds received by us from our aggregate equity or debt financings during the two year period ending on July 2, 2006, on development of the Tr-DNA technology. In the event the option is exercised, the consideration for the acquisition would be the shares of our common stock owned by the Shareholders plus the market value of any of our shares of common stock sold by the Shareholders. As of January 31, 2006, we have raised $9,643,738 net of finders fees and expenses. We anticipate that substantially all disbursements of this amount will be used on development of the Tr-DNA technology. In the event additional capital is raised prior to July 2, 2006, we anticipate that substantially all disbursements of that amount will be used to develop the Tr-DNA technology.

Manufacturing and Distribution

We expect it will take approximately 1 to 2 years for our first product to be commercialized. We plan to rely on third party manufacturers whose availability and cost is presently unclear. At the present time our proposed products are still in development and we have not yet entered into manufacturing or distribution agreements.

Reimbursement

Medicare and other third-party payors will independently evaluate our technologies by, among other things, reviewing the published literature with respect to the results obtained from our clinical studies. Currently, CPT codes are available which we believe will allow our technologies to be billed following completion of a test prescribed (ordered) by a physician for a patient. We believe that the existence of current CPT codes with applicability to our screening test will help facilitate Medicare’s reimbursement process. During the development phase, there can be no assurance that the rules connected with reimbursement will remain constant. If the rules change significantly it may make our Tr-DNA test non-reimbursable and would significantly reduce our ability to generate revenue.

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

FDA approval may be obtained through submission of a 510-K statement of equivalency, or through a Pre-Market Approval (PMA) application. A 510-K submission requires that we show equivalency of results in a clinical study with parallel comparison against an existing and FDA-recognized reference method. There can be no assurance that we will succeed in obtaining FDA approval through the use of a 510-K application. If the FDA rejects our application for 510-K approval, we will be required to undertake a significantly longer and more extensive clinical study to produce sufficient and compelling data for approval under a PMA application. PMA applications evaluate the test on merits of the data alone. There can be no assurance that we will ever receive FDA approval for any of our diagnostic products.

The FDA also regulates the sale of certain reagents, including our potential reagents, used by laboratories under the “home brew” rules to perform tests. The FDA refers to these reagents as ASR’s. ASR’s generally do not require FDA pre-market approval or clearance if they are (i) sold to clinical laboratories certified under the Clinical Laboratory Improvement Act to perform high complexity testing and (ii) are labeled in accordance with FDA requirements, including a statement that their analytical and performance characteristics have not been established. The FDA also regulates all promotional materials and specifically prohibits medical claims and efficacy claims. However, prior to, or in lieu of FDA approval, we can sell our reagents to laboratories that meet the established criteria. Failure to receive FDA approval would severely limit our customer base and significantly impact the generation of revenues.

Even if we receive FDA approval for our products, a number of other FDA requirements apply to our manufacturing and distribution efforts. Medical device manufacturers must be registered and their products listed with the FDA, and certain adverse events, such as reagent failures, significant changes in quality control and other events requiring correction and/or replacement/removal of reagents must be documented and reported to the FDA. The FDA also regulates the product labeling, promotion, and in some cases, advertising, of medical devices. As discussed above, we must comply with the FDA’s Quality System Regulation which establishes extensive requirements for design control, quality control, validation and manufacturing. Thus, even with FDA approval, we must continue to spend time, money and effort to maintain compliance, and failure to comply can lead to enforcement action. The FDA periodically inspects facilities to determine compliance with these and other requirements.

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

Employees

As of May 12, 2006 we had 17 full-time and 1 part-time employee. We believe our employee relations are satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY.

We entered into a lease for corporate office space in New York, New York directly from an unaffiliated landlord for September 2004 occupancy. The space is approximately 2,000 square feet and the lease is for seven years ending September 30, 2011. We believe the lease should provide sufficient space for our corporate offices for our anticipated level of activity during 2006. In addition, we have leased a laboratory facility of approximately 5,000 sq. ft. in Monmouth Junction, New Jersey. This lease expires on August 31, 2006. As discussed elsewhere in this annual report, our current laboratory facility does not meet cGMP standards and we are currently negotiating a lease for a new facility that satisfies cGMP guidelines.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At our Annual Meeting of Stockholders held on April 4, 2006, three matters were voted upon. A description of each matter and a tabulation of the votes for each of the matters follow:

1.                  Proposal to elect five directors to our Board of Directors to serve for the ensuing year or until their successors are duly elected and qualified or until their resignation or removal:

	Votes
Nominee	For	Against	Abstain
Gabriele M. Cerrone	9,772,623	0	119,051
L. David Tomei	9,705,934	0	185,740
Samuil Umansky	9,777,623	0	114,051
John P. Brancaccio	9,777,123	0	115,551
Donald Picker	9,778,623	0	113,051

2.                  Proposal to amend our 2004 Stock Option Plan (the “Plan”) to increase the number of shares of common stock which are reserved for issuance under the Plan from 5,000,000 shares to 12,000,000 shares:

Votes
For	Against	Abstain
9,044,543	98,983	747,316

3.                  Proposal to adopt our 2005 Directors’ Stock Option Plan:

Votes
For	Against	Abstain
9,040,243	98,093	747,316

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol “XNOM.OB” since July 27, 2004. Prior to such date, our common stock was quoted on the OTC Bulletin Board under the symbol “UKAR.OB” but never traded. The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and, particularly since our common stock is traded infrequently, may not necessarily represent actual transactions or a liquid trading market.

Fiscal 2006	High	Low
Fourth Quarter	$2.10	$1.65
Third Quarter	$2.47	$1.80
Second Quarter	$4.46	$2.08
First Quarter	$4.25	$2.50

Fiscal 2005	High	Low
Fourth Quarter	$4.35	$3.65
Third Quarter	$3.80	$2.75

Number of Stockholders

As of May 12, 2006, there were 115 holders of record of our common stock.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business. Pursuant to the terms of the Series A Convertible Preferred Stock, dividends cannot be paid to the holders of our common stock so long as any dividends due on the Series A Convertible Preferred Stock remain unpaid.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements included elsewhere in this prospectus. In addition to historical information, the following discussion and other parts of this prospectus contain forward-looking information that involves risks and uncertainties.

Overview

We are a development stage molecular diagnostic company that focuses on the development of DNA-based tests using
Tr-DNA. Tr-DNAs are fragments of DNA derived from dying cells inside the body compartment. The intact DNA is fragmented in these dying cells, appears in the blood stream and these fragments have been shown to cross the kidney barrier and can be detected in urine. Because Tr-DNA originates inside the body, using a safe and simple urine collection, we believe our patented technology can be applied to a broad range of testing including: prenatal testing, tumor detection and monitoring, tissue transplantation, infectious disease, forensic identification, drug development and bio-terrorism. In March 2004, we organized a joint venture with the Spallanzani National Institute for Infectious Diseases (Instituto Nazionale per le Malattie Infettive) in Rome, Italy, in the form of a research and development company called SpaXen Italia, S.R.L, or SpaXen, which conducts research and development on non-invasive diagnostic tests for infectious disease using Tr-DNA methodology.

History

We were incorporated in the State of Florida on April 26, 2002 as Used Kar Parts, Inc. and planned to develop an on-line marketplace for used car parts. In an effort to develop that business, we entered into a contract with a web hosting service on a month to month basis to provide storage for website development and transaction processing. Our temporary website arrangement was suspended to preserve cash and pending new management’s evaluation of the business. On February 24, 2004, Jeannine Karklins, our former President, Treasurer, Secretary, principal shareholder and control person entered into a Capital Stock Purchase Agreement with Panetta Partners Ltd., a limited partnership affiliated with our current Co-Chairman, Gabriele M. Cerrone, pursuant to which Panetta purchased an aggregate 2,000,000 restricted shares of our common stock from Ms. Karklins for $386,400 which represented approximately 97% of our outstanding shares of common stock at the time. Pursuant to the agreement, Ms. Karklins resigned as an officer and director of our company.

On August 4, 1999, Xenomics, an unaffiliated California corporation (“Xenomics Sub”) was incorporated by its founders and promoters, L. David Tomei, Samuil Umansky and Hovsep Melkonyan. Xenomics Sub was organized in order to develop and commercialize our Tr-DNA technology. Since inception, Xenomics Sub’s efforts have been principally devoted to research and development, securing and protecting our patents and raising capital.

On July 2, 2004, we acquired Xenomics Sub by issuing 2,258,001 shares of our common stock to Xenomics Subs’ five shareholders in exchange for all outstanding shares of Xenomics Sub stock (the “Exchange”). For accounting purposes, the acquisition has been treated as an acquisition of Used Kar Parts, Inc. by Xenomics Sub and as such a recapitalization of Xenomics Sub. Accordingly, the historical financial statements from inception on August 4, 1999 to July 2, 2004 are those of Xenomics Sub

The Exchange was made according to the terms of a Securities Exchange Agreement dated May 18, 2004. As part of the Exchange, we:

•                                          amended our articles of incorporation to change our corporate name to “Xenomics, Inc.” and to split our stock outstanding prior to the redemption 111 for 1 (effective July 26, 2004).

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

On June 24, 2004, we entered into a voting agreement with L. David Tomei, Co-Chairman and, Chief Executive Officer, Samuil Umansky, President and Chief Scientific Officer, Hovsep Melkonyan, Vice President, Research, Anatoly Lichtenstein and Kathryn Wilke (collectively, the “Xenomics Shareholders”), Panetta Partners Ltd., an affiliate of Gabriele M. Cerrone, our Co-Chairman, Hawkeye Incubator Ltd. , Etruscan Mobilia Investments, Ltd., and Lazio Bioventure Ltd. (collectively, the “Original Shareholders”) and Christoph Bruening, a director, Fimi, SPA, Blenton Management, Roffredo Gaetani, Nicola Granato, R. Merrill Hunter, Mike Wilkins and Fossil Ventures LLC (collectively, the “Investors”) pursuant to which so long as the Xenomics Shareholders own an aggregate 752,667 shares of common stock of our company, such Xenomics Shareholders shall have the right to (i) designate 1/3 of the members of the Board of Directors if the number of directors on the Board is more than 7, (ii) designate 2 directors if the number of directors on the Board is between 5 and 7 or (iii) designate 1 director if the number of directors on the Board is less than 5. The voting agreement will terminate upon the earlier of (a) the adjudication by a court of competent jurisdiction that our company is bankrupt or insolvent, (b) the filing of a certificate of dissolution by us, (c) upon the written consent of us and a majority of the Xenomics Shareholders, (d) upon the listing of our shares of common stock on NASDAQ or a national securities exchange, or (e) on June 15, 2007.

We are a party to a technology acquisition agreement dated June 24, 2004 with L. David Tomei, Co-Chairman and Chief Executive Officer, Samuil Umansky, President and Chief Scientific Officer, Hovsep Melkonyan, Vice President, Research, Anatoly Lichtenstein and Kathryn Wilke (collectively, the “Shareholders”) and Xenomics Sub pursuant to which the Shareholders have the option for a period of 90 days after the delivery of an accounting from us (due by August 1, 2006) to acquire the Tr-DNA technology from us in the event we expended less than 50% of the aggregate net proceeds received by us from our aggregate equity or debt financings during the two year period ending on

July 2, 2006, on development of the Tr-DNA technology. Upon delivery of the exercise notice by the Shareholders, we will have 90 days in which to remedy the inadequacies in the exercise notice. In consideration for the acquisition of the Tr-DNA technology each Shareholder would transfer to us all of the shares of our common stock owned by such Shareholder as well as the market value of the shares of common stock received in the Exchange but subsequently sold by such Shareholder. In addition, all stock options and other rights to purchase common stock owned by such Shareholder would be canceled. As of January 31 2006, we have raised $9,643,738 net of finders fees and expenses. We anticipate that substantially all disbursements of this amount will be used on development of the Tr-DNA technology. In the event additional capital is raised prior to July 2, 2006, we anticipate that substantially all disbursements of that amount will be used to develop the Tr-DNA technology.

Since inception on August 4, 1999 through January 31, 2006, we have sustained cumulative net losses of $14,886,566. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through January 31, 2006, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial products and we do not expect to have any for the foreseeable future. Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net cash inflows from any products developed may take several years to achieve.

During the year ended January 31, 2006, we restated our consolidated financial statements for the year ended January 31, 2005 and for the quarters ended April 30, 2005, July 31, 2005 and October 31, 2005, as described in Note 10 to our Consolidated Financial Statements as of January 31, 2006 and for the years ended January 31, 2006 and 2005. As further described in Item 8A, Controls and Procedures, disclosure controls and procedures were deemed not effective as of October 31, 2005 and we made a number of personnel and operational changes.

Results of Operations

Years Ended January 31, 2006 and 2005

We had no revenues during the year ended January  31, 2006 and 2005 because we do not have any commercial products and we do not expect to have any for the foreseeable future.

                Operating expenses increased to $7,999,957 during the twelve months ended January 31, 2006 from $5,377,036 for the same period in 2005. This increase occurred as a result of increased business activities which began subsequent to July 2, 2004, the date our business combination and first private placement was completed.

Research and development expenses increased to $1,878,081 during the twelve months ended January 31, 2006, up from $619,635 during the twelve months ended January 31, 2005. These expenditures include salaries and staff costs for our in-house research and development laboratory in New Jersey, patent legal, filing and maintenance expenses, regulatory and scientific consulting fees and laboratory supplies. Our research and development expenses increased because we were operating for the full twelve months in the twelve month ended January 31, 2006 whereas we started operating July 2, 2004 (the date of our business combination and first private placement) during the twelve months ended January 31, 2005.

Similarly, general and administrative expenses increased to $2,531,246 during the twelve months ended January 31, 2006 as compared to $651,695 during the twelve months ended January 31, 2005 because we were operating for the full twelve months in the twelve months ended January 31, 2006, whereas we started operating July 2, 2004 (the date of our business combination and first private placement) during the twelve months ended January 31, 2005.  This increase was principally due to increased investor relation expenditures of approximately $511,000, higher compensation cost associated with the hiring of our former Chief Executive Officer, Controller and other personnel costs of approximately $440,000; increased consulting fees of $237,000; plus legal and public accounting fees of approximately $178,000, and higher travel expense, primarily attending investor and scientific conferences, of approximately $117,000.

Stock-based compensation expense for the twelve months ended January 31, 2006 and 2005 was $3,590,630 and $4,105,706 respectively. During the twelve months ended January 31, 2006 we accelerated the vesting of certain stock options which resulted in expense of $3,197,694 which represented the balance remaining in deferred unamortized stock-based compensation. Had we used the fair value method for employee and director options our stock based compensation expense would have been approximately $650,000 and $250,000 higher during the twelve months ended January 31, 2006 and 2005 respectively.

Interest income for the twelve months ended January 31, 2006 and 2005 was $129,157 and $6,009 respectively as a result of our higher cash balances reflecting our recent private placements discussed in the “Liquidity and Capital Resources” section below.

Other expense for the twelve months ended January 31, 2006 consisted of liquidated damages totaling $134,982 and consisted of:

a)                                      $16,304 to certain common stock investors for failure to file a registration statement covering such shares of common stock by the 120th day after the final closing of the private placements. On August 1, 2005 we filed the required Form SB-2 registration statement with the Securities and Exchange Commission.

b)                                     $118,678 to preferred shareholders associated with not having our registration statement declared effective by the SEC on October 25, 2005. The registration statement was declared effective on March 16, 2006.

There was no comparable expense for the twelve months ended January 31, 2005.

Derivative financial instrument benefit recorded for the twelve months ended January 31, 2006 was $161,456. This benefit is attributable to the change in the liability associated with the warrants issued in connection with the financing transactions concluded on July 13, 2005. There was no comparable expense for the twelve months ended January 31, 2005.

Net loss for the twelve months ended January 31, 2006 was $7,844,326 as compared to a loss of $5,371,027 for the same period in 2005. The increase in the net loss in 2006 is the result of higher operating expenses, net of interest income, liquidated damages expense, and derivative financial instrument benefit as described above.

Plan of Operations

We plan to devote significant financial and other resources to further research and development, and commercialize tests using our Tr-DNA technology. Our initial focus is on two key applications: infectious disease detection and prenatal genetic testing.. If developed, we intend to sell these products to independent clinical laboratories and hospital laboratories approved for performance of high-complexity tests. We have completed our proof of principle studies in these two key areas and must now validate these findings in human clinical samples. It is expected that the next phase of product development will last throughout 2006 and 2007. The next phase requires that we gain access to clinical samples pertinent to each product focus. We have executed research contracts with North Shore - Long Island Jewish (LIJ) Health System in Lake Success, New York and Eastern Virginia Medical School in Norfolk, Virginia. Because these studies are overseen by the respective IRB’s of the institutions, they can be terminated for safety and efficacy issues. If we do not gain access to human clinical samples, or do not complete the studies, this will prevent us from developing FDA approved products and will severely limit our ability to generate revenue through product sales.

We intend to develop our infectious disease applications at SpaXen, our joint venture with INMI located in Rome, Italy. Under the terms of our agreement with INMI, INMI provides laboratory space to SpaXen and financial support in the form of chemicals and scientific personnel to work on applications of the Tr-DNA technology for a broad variety of infectious diseases. The Spallanzani Institute is a large AIDS treatment center and provides patient care to 4,000 infected patients. The SpaXen joint venture provides access to needed human clinical samples for development of our HIV and TB products. If our agreement with INMI is terminated, we may not be able to gain access to needed human clinical samples which will prevent us from developing FDA approved products and will severely limit our ability to generate revenue through product sales. Our plan of operation is to continue our product development in the two focus areas of prenatal genetic testing and infectious disease detection with a goal toward bringing FDA approved products to market.

Because cancer detection and monitoring studies are long and expensive, we are actively seeking academic-based researchers who are funded to perform evaluations of new cutting-edge technologies. In this way we expect to progress our understanding of cancer detection and monitoring with little or no cost to us. Because organ transplant monitoring is not truly “diagnostic,” in the next fiscal year we will begin to explore licensing arrangements with drug companies who manufacture the immune-suppression drugs used to prevent organ rejection. If we can conclude a license agreement, this may provide an early source of revenue for us. However, there can be no assurance that appropriate strategic partnership or licensing arrangements will be completed in either of these areas.

We expect it will take 1 to 2 years for our first product to be commercialized. We currently employ 14 research and development scientists at an annual expense of approximately $1,500,000. In January 2006 we hired a Vice-President of Product Development and in March of 2006 we hired a Vice-President of Regulatory Affairs. During fiscal 2007 as we transition into product development and human clinical studies we expect to hire approximately 10 full-time employees representing an additional annual expense of approximately $750,000. These positions include additional technical and regulatory positions. The full-year fiscal 2007 expense associated with the existing research and development personnel and the additional personnel is expected to total approximately $2,250,000. Substantially all of the costs involved with our product development are labor costs and reagent and chemical costs. It is not possible to accurately predict the exact costs associated with each of these product development steps since our scientific personnel work simultaneously on multiple projects and the various projects may proceed faster or slower than expected. We believe that the labor costs described above and reagent and chemical costs of approximately $600,000 is sufficient to accomplish our plan of operations for fiscal 2007.

Our current research and development facility does not satisfy the good manufacturing practice (cGMP) guidelines required for data collection purposes. We are currently negotiating a lease for a new facility which would enable us to satisfy cGMP guidelines. During fiscal 2007, with the addition of appropriate regulatory personnel discussed above, we intend to begin operating under cGMP guidelines and adopt the FDA Quality System Regulations (QSR) system of documentation.

We entered into a lease for corporate office space in New York City comprising approximately 2,000 square feet, for seven years ending September 30, 2011. We believe the lease should provide sufficient space for our corporate offices for our anticipated level of activity during fiscal 2007. In addition, we have a lease for a laboratory facility of approximately 5,000 sq. ft. in Monmouth Junction, New Jersey. This lease expires on August 31, 2006. As discussed above the current laboratory facility does not meet cGMP and we are currently negotiating a lease for a new facility that satisfies cGMP guidelines.

Liquidity and Capital Resources

As of January 31, 2006 we had $3,865,092 in cash, cash equivalents and marketable investments, compared to $3,226,965 as of January 31, 2005. This increase of $638,127 is the result of net fund raising of $5,171,297, less $4,533,170 used for operating and investing activities and payment of preferred dividends during the year ended January 31, 2006.

On January 28, 2005, we closed the first traunche of a private placement selling 1,368,154 shares of common stock and 367,681 warrants to certain investors (the “Investors”). The securities were sold as a unit (the “Units”) at a price of $1.95 per Unit for aggregate proceeds of $2,667,900. Each Unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock. The warrants are immediately exercisable at $2.95 per share and are exercisable at any time within five years from the date of issuance. We issued an aggregate 123,659 warrants to purchase common stock to various selling agents, which are immediately exercisable at $2.15 per share and will expire five years after issuance.

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

On July 13, 2005, we closed a private placement of 277,100 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and 386,651 warrants to certain investors for aggregate gross proceeds of $2,771,000 pursuant to a Securities Purchase Agreement dated as of July 13, 2005. The warrants are immediately exercisable at $3.25 per share and are exercisable at any time within five years from the date of issuance. We paid an aggregate $277,102 and issued an aggregate 105,432 warrants to purchase common stock to certain selling agents. The warrants issued to selling agents are immediately exercisable at $2.50 per share and will expire five years after issuance. Holders of the Series A Convertible Preferred Stock are entitled to receive dividends at the rate of 4% per annum payable quarterly on March 31, June 30, September 30, and December 31. Dividends are payable in cash or shares of common stock at our discretion. We elected to satisfy the dividend obligations of September 30 and December 31, 2005 with cash. As of January 31, 2006, the accrued but unpaid preferred dividends aggregated $9,237. There are no dividends in arrears.

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

We expect that our existing capital resources will not be sufficient to fund our operations for the next 12 months. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. Our auditors stated in their report on our Consolidated Financial Statements for the year ended January 31, 2006, that these conditions raise substantial doubt about our ability to continue as a going concern.

To date, our sources of cash have been primarily limited to the sale of our equity securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Based on the resources available to us at January 31, 2006, we will need additional financing to sustain our operations through 2006 and we will need additional financing thereafter. These matters raise substantial doubt about our ability to continue as a going concern.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of January 31, 2006.

Contractual Obligations and Commitments

The following is a summary of our significant contractual cash obligations for the periods indicated that existed as of January 31, 2006, and is based on information appearing in the notes to consolidated financial statements included elsewhere in this prospectus.

	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating Leases	$649,303	$160,878	$200,383	$234,249	$53,793
Employment and Consulting Agreements	1,254,000	533,000	515,000	206,000	—

Total obligations	$1,903,303	$693,878	$715,383	$440,249	$53,793

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Note 3 of the notes to our consolidated financial statements included in this prospectus. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Accounting for Business Combinations - We have applied the Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations” to the Exchange concluded on July 2, 2004. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations” in its entirety. All business combinations in the scope of this Statement are now to be accounted for using only one method, the purchase method. The accompanying consolidated financial statements of our company which include the results of Xenomics, Inc. a Florida corporation and its wholly owned subsidiary Xenomics Sub have been prepared in accordance with SFAS No. 141 and we have determined that the acquiring entity was Xenomics Sub. For accounting purposes, the acquisition has been treated as an acquisition of Xenomics Inc. (formerly Used Kar Parts, Inc.) by Xenomics Sub and as a recapitalization of Xenomics Sub. Accordingly, the historical financial statements prior to July 2, 2004 are those of Xenomics Sub

Accounting for stock based compensation: We have adopted Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As provided for by SFAS 123, we have also elected to account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).” Accordingly, compensation expense has been recognized based on the intrinsic value of stock issued or options granted to employees and directors for services rendered. Other stock based compensation associated with grants to non-employees, as well as Directors who perform services outside of their Board duties, is measured using the fair value method. We rely on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through January 31, 2006 stock based compensation expense totaled $7,696,336 and our deferred unamortized stock-based compensation as of January 31, 2006 was $1,045,971.

A total of 5,000,000 shares of common stock have been reserved for issuance under the Xenomics Stock Option Plan, as amended (the “Plan”). As of January 31, 2006, options for 6,655,000 shares were outstanding under the Plan. 1,655,000 of such options have been granted subject to stockholder approval of an increase in the number of shares that can be granted under the Plan. On April 4, 2006, at our annual meeting, our stockholders approved a proposal to increase the number of shares available for grant under the Plan from 5,000,000 to 12,000,000. With respect to the options granted prior to stockholder approval, as of January 31, 2006, a measurement date had not occurred and accordingly no compensation expense has been recorded. Our fiscal first quarter Form 10-QSB will reflect stock based compensation expense for any excess of the fair value on the measurement date over the exercise price. Had the 1,655,000 options granted subject to shareholder approval been granted and approved on January 31, 2006 (the measurement date, at which date the market price of our stock was $1.95 per share) we would have recognized approximately $100,000 of additional stock-based compensation expense during the fiscal year ended January 31, 2006 and would have approximately $1,600,000 of additional deferred unamortized stock based compensation as of January 31, 2006. The stock based compensation costs associated with the 1,655,000 grants approved on April 4, 2006 will be recognized over the remaining period required to fully vesting these options. This requisite service period ranged from 10 months to three years staring April 4, 2006.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and accordingly adopted this standard on February 1, 2006. This statement does not change the accounting guidance for share based payment transactions with parties other than employees as set forth in SFAS 123 and EITF 96-18 “ Accounting for Equity Instruments Issued to Other than Employees, for Acquiring, or in connection with selling Goods or Services”.

SFAS 123R provides for two transition methods. The “ modified prospective” method requires that share-based compensation expense be recorded for any employee options granted after the adoption date and for the unvested portion of any employee options outstanding as of the adoption date. The “ modified retrospective “ method requires that, beginning in the first quarter of 2006, all prior periods presented be restated to reflect the impact of share-based compensation expense consistent with the proforma disclosures previously required under SFAS 123. We have elected to use the “ modified prospective “ in adopting this standard. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which discusses the SEC’s interpretation of SFAS 123R and the related valuation on share-based compensation for public entities. We are assessing the requirements of SFAS 123R and SAB 107 and the impact that they will have on our consolidated financial statements. While we cannot precisely determine the impact on net loss and loss per share we anticipate the adoption of these standards will affect our results of operations to an extent similar to that presented SFAS 123 proforma disclosure included in the accompanying audited consolidated financial statements.

On May 24, 2005, our Compensation Committee in recognition of the substantial time and effort to our affairs during the past year by each of Gabriele M. Cerrone, Co-Chairman, L. David Tomei, Co-Chairman,  Chief Executive Officer  and President of SpaXen Italia, srl, our joint venture with the Spallanzani National Institute for Infectious Diseases in Rome, Italy, Samuil Umansky, President and Chief Scientific Officer and Hovsep Melkonyan, Vice President, Research, accelerated the vesting of outstanding stock options dated June 24, 2004 previously granted to each such officers in the amounts of 1,050,000, 1,012,500, 1,012,500 and 675,000, respectively, so that such options vest as of May 24, 2005.

The acceleration did not result in the two affected employees (Mr. Umansky and Mr. Melkonyan) being able to exercise options that would have otherwise expired unexercised therefore no change to our original accounting treatment is required under FIN 44. However if any of the employees terminate their employment prior to the date they would have otherwise fully vested in the award we will be required to record compensation expense based on the intrinsic value on the date of modification. Because there were a relatively small number of affected employees, we have no basis for recording an estimate of future terminations and accordingly no compensation expense can be recorded until the date of any future terminations prior to the original vesting date. The compensation expense associated with the options granted to the two affected non-employee Directors (Mr. Cerrone and Mr. Tomei), who perform consulting services outside of their Board duties, was measured using the fair value method in accordance with EITF 96-18. Because these grants were awarded in conjunction with consulting agreements the fair value was remeasured (“marked to market”) each quarter during the original vesting (service) period. The acceleration of these options fixed the measurement date prior to the original vesting therefore we expensed the remaining balance of deferred stock based compensation totaling $3,197,694 during the quarter ended July 31, 2005

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 and accordingly we have made prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Accounting for research and development: We do not currently have any commercial molecular diagnostic products, and do not expect to have such for several years, if at all. In accordance with SFAS No. 2, “Accounting for Research and Development Costs” (“SFAS 2”) all research and development costs are expensed as incurred. These include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of our proposed products, patent legal, filing and maintenance expenses, regulatory and scientific consulting fees to outside suppliers.

RISK FACTORS

You should carefully consider the following risk factors and the other information included herein before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Risks Related to Our Restatements

The restatement of our consolidated financial statements could have a material adverse impact on us, including increased cost and the possibility of legal or administrative proceedings.

We determined that our consolidated financial statements for the year ended January 31, 2005 and for the quarters ended April 30, 2005, July 31, 2005 and October 31, 2005, as described in more detail in Management’s Discussion and Analysis of Financial Condition or Plan of Operation and in Note 10 to our Consolidated Financial Statements as of January 31, 2006 and for the years ended January 31, 2006 and 2005, were required to be restated. We have incurred unanticipated costs for accounting and legal fees in fiscal 2006 in connection with the restatement. In the event litigation is pursued or other relief is sought by persons asserting claims for damages allegedly resulting from or based on this restatement, or events related thereto, we may incur additional defense costs beyond our insurance coverage regardless of their outcome. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs.

We have previously identified material weaknesses in our disclosure controls and procedures. In addition, we may experience additional material weaknesses in the future. Any material weaknesses in our disclosure controls and procedures or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could affect investor confidence in the accuracy and completeness of our financial statements, as well as our stock price.

We have previously identified material weaknesses in our disclosure controls and procedures relating to recording of an incorrect charge for acquired in-process research and development, improper recording of stock-based compensation expense, insufficient communications and inadequate controls related to deferred stock compensation and derivative liabilities. These material weaknesses and our remediation plans are described further in “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Material weaknesses in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

Risks Related to Our Business

We are a development stage company and may never commercialize any of our products or services or earn a profit.

We are a development stage company and have incurred losses since we were formed. From our date of inception, August 4, 1999, through January 31, 2006, we have accumulated a total deficit of $14,866,566. To date, we have experienced negative cash flow from development of the Tr-DNA technology. We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize the Tr-DNA technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from the Tr-DNA technology or attain profitability, we will not be able to sustain operations.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of January 31, 2006 have been prepared under the assumption that we will continue as a going concern for the year ending January 31, 2007. Our independent registered public accounting firm has issued a report dated May 9, 2006 that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We will need to raise substantial additional capital to commercialize our Tr-DNA technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.

We expect that our existing capital resources will not be sufficient to fund our operations for the next 12 months. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. The development of our business will require substantial additional capital in the future to conduct research and development and commercialize our Tr-DNA technology. We have historically relied upon private sales of our equity to fund our operations. We currently have no credit facility or committed sources of capital. If our capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our Tr-DNA technology. When we seek additional capital, we may seek to sell additional equity or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms.

Our stockholders may experience significant dilution as a result of any additional financing using our equity securities or debt securities

To the extent that we raise additional funds by issuing equity securities or convertible debt securities, our stockholders may experience significant dilution. Sale of additional equity or convertible debt securities at prices below certain levels will trigger anti-dilution provisions with respect to certain securities we have previously sold. If additional funds are raised through a credit facility or the issuance of debt securities or preferred stock, lenders under the credit facility or holders of these debt securities or preferred stock would likely have rights that are senior to the rights of holders of our common stock, and any credit facility or additional securities could contain covenants that would restrict our operations.

Our Series A Convertible Preferred Stock financing arrangement contains certain covenants that limit the way we can conduct business.

Our Series A Convertible Preferred Stock financing arrangement includes various covenants limiting our ability to pay dividends and make other distributions and issuing securities senior or equivalent to the Series A Convertible Preferred Stock. We also granted the investors a participation right in future financings and agreed that for the period prior to the effectiveness of this registration statement we would not effect subsequent placements of our securities, subject to certain exemptions from these restrictions. These covenants may limit us in raising additional capital, competing effectively or taking advantage of new business opportunities.

We may lose the rights to our Tr-DNA technology if we expend less than 50% of the proceeds from our aggregate financings on development of the Tr-DNA technology.

We are a party to a technology acquisition agreement dated June 24, 2004 with L. David Tomei, Co-Chairman and Chief Executive Officer, Samuil Umansky, President and Chief Scientific Officer, Hovsep Melkonyan, Vice President, Research, Anatoly Lichtenstein and Kathryn Wilke (collectively, the “Shareholders”) and Xenomics Sub pursuant to which the Shareholders have the option for a period of 90 days after the delivery of an accounting from us (due by August 1, 2006) to acquire the Tr-DNA technology from us in the event we expended less than 50% of the aggregate net proceeds received by us from our aggregate equity or debt financings during the two year period ending on July 2, 2006, on development of the Tr-DNA technology. In the event the option becomes exercisable after July 2, 2006, the Shareholders may exercise in which case we will be forced to dispose of the Tr-DNA technology and we will more than likely cease our development program and be unable to sustain operations. As of January 31, 2006, we have raised $9,643,738 net of finders fees and expenses. We anticipate that substantially all disbursements of this amount will be used on development of the Tr-DNA technology. In the event additional capital is raised prior to July 2, 2006, we anticipate that substantially all disbursements of that amount will be used to develop the Tr-DNA technology.

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

We have executed research contracts with North Shore - Long Island Jewish (LIJ) Health System in Lake Success, New York and Eastern Virginia Medical School in Norfolk, Virginia in order to obtain human urine samples from pregnant women for our clinical studies. These research contracts require that we satisfy certain performance milestones in order to continue our clinical studies. These performance milestones include:

•                                          the presence of sufficient Tr-DNA of fetal origin during first trimester of pregnancy to perform genetic testing;

•              our ability to reliably harvest Tr-DNA of fetal origin from random maternal urine collection;

•              developing a method with sufficient sensitivity to provide a reliable “negative” result; and

•              developing a method with an acceptable false positive rate.

In the event we do not meet any of these performance milestones our clinical studies may be materially adversely affected which would have an adverse effect on our development plan.

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

Our failure to convince medical practitioners to order tests using our Tr-DNA technology will limit our revenue and profitability.

Our scientists were the first to discover Tr-DNA. Currently, there is no approved diagnostic test commercially available which can detect and analyze Tr-DNA. If we fail to convince medical practitioners to order tests using our technology, we will not be able to sell our products or license our technology in sufficient volume for us to become profitable. We will need to make leading physicians aware of the benefits of tests using our technology through published papers, presentations at scientific conferences and favorable results from our clinical studies. Our failure to be successful in these efforts would make it difficult for us to convince medical practitioners to order Tr-DNA tests for their patients and consequently our revenue and profitability will be limited.

If we lose key employees and consultants or are unable to attract or retain qualified personnel, our business could suffer

Our success is highly dependent on our ability to attract and retain qualified scientific and management personnel. We are highly dependent on our management and scientific staff, including Dr. L. David Tomei, Dr. Samuil Umansky, Dr. Hovsep Melkonyan, and Dr. David Robbins. Drs. Umansky and Melkonyan have been critical to the development of our Tr-DNA technology. The loss of the services of any of Drs. Tomei, Umansky, Melkonyan, or Robbins could have a material adverse effect on our operations. Although we have entered into employment arrangements or agreements with each of these individuals, any of them may terminate his employment arrangement with us at any time on short notice. Accordingly, there can be no assurance that these employees will remain associated with us. The efforts of these persons will be critical to us as we continue to develop our business and technology and as we attempt to transition from a development stage company to a company with commercialized products and services. If we were to lose one or more of these key employees, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

Our planned activities may require additional expertise in areas such as pre clinical testing, clinical trial management, regulatory affairs, and marketing. Such activities may require the addition of new personnel and the development of additional expertise by existing management personnel. We face intense competition for such personnel from other companies, academic institutions, government entities and other organizations, and there can be no assurance that we will be successful in hiring or retaining qualified personnel. Our inability to develop additional expertise or to hire and retain such qualified personnel could have a material adverse effect on our operations.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

We are a small company with 18 full-time and 1 part-time employee, as of May 12, 2006. Future growth will impose significant added responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. Over the next 12 months, depending on the progress of our development of Tr-DNA, we plan to add approximately 10 employees. Our future financial performance and our ability to commercialize Tr-DNA and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•              manage our clinical studies effectively;

•              integrate additional management, administrative, manufacturing and regulatory personnel;

•              maintain sufficient administrative, accounting and management information systems and controls; and

•              hire and train additional qualified personnel.

We may not be able to accomplish these tasks, and our failure to accomplish any of them could harm our financial results.

If we do not receive regulatory approvals, we will not be able to develop and commercialize the Tr-DNA technology.

We need FDA approval to market products based on the Tr-DNA technology for diagnostic uses in the United States and approvals from foreign regulatory authorities to market products based on the Tr-DNA technology outside the United States. We have not yet filed an application with the FDA to obtain approval to market any of our proposed products. If we fail to obtain regulatory approval for the marketing of products based on the Tr-DNA technology, we will be unable to sell such products and will not be able to sustain operations.

The regulatory review and approval process, which may include evaluation of preclinical studies and clinical trials of products based on the Tr-DNA technology, as well as the evaluation of manufacturing processes and contract manufacturers’ facilities, is lengthy, expensive and uncertain. Securing regulatory approval for products based upon the Tr-DNA technology may require the submission of extensive preclinical and clinical data and supporting information to regulatory authorities to establish such products’ safety and effectiveness for each indication. We have limited experience in filing and pursuing applications necessary to gain regulatory approvals.

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

If our potential medical diagnostic tests are unable to compete effectively with current and future medical diagnostic tests targeting similar markets as our potential products, our commercial opportunities will be reduced or eliminated.

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

Healthcare policy has been a subject of discussion in the executive and legislative branches of the federal and many state governments. We have developed a staged commercialization strategy for our Tr-DNA tests based on existing healthcare policies. Changes in healthcare policy, if implemented, could substantially delay the use of our tests, increase costs, and divert management’s attention. We cannot predict what changes, if any, will be proposed or adopted or the effect that such proposals or adoption may have on our business, financial condition and results of operations.

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

We have no manufacturing experience or capacity and once our products are approved, if at all, we may not be able to arrange for the manufacture of our products in sufficient quantities at an acceptable cost.

Our proposed products are in the research and development and pre-clinical trial phase of commercialization. We have no manufacturing experience or capacity and once our products are approved, if at all, we may not be able to arrange for the manufacture of our products in sufficient quantities at an acceptable cost, if at all.

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

We cannot guarantee that the patents issued to us will be broad enough to provide any meaningful protection nor can we assure you that one of our competitors may not develop more effective technologies, designs or methods without infringing our intellectual property rights or that one of our competitors might not design around our proprietary technologies.

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

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use, our Tr-DNA technology.

Third parties may challenge the validity of our patents and other intellectual property rights, resulting in costly litigation or other time-consuming and expensive proceedings, which could deprive us of valuable rights. If we become involved in any intellectual property litigation, interference or other judicial or administrative proceedings, we will incur substantial expenses and the diversion of financial resources and technical and management personnel. An adverse determination may subject us to significant liabilities or require us to seek licenses that may not be available from third parties on commercially favorable terms, if at all. Further, if such claims are proven valid, through litigation or otherwise, we may be required to pay substantial financial damages, which can be tripled if the infringement is deemed willful, or be required to discontinue or significantly delay development, marketing, selling and licensing of the affected products and intellectual property rights.

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications and could further require us to obtain rights to issued patents covering such technologies. . There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our products or processes. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our United States patent position with respect to such inventions. In addition, we cannot assure you that we would prevail in any of these suits or that the damages or other remedies if any, awarded against us would not be substantial. Claims of intellectual property infringement may require us to enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. We may also become subject to injunctions against the further development and use of our technology, which would have a material adverse effect on our business, financial condition and results of operations

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

The following risks relate principally to our common stock and its market value.

Our common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

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

Because we are a development stage company with no revenues to date, you should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

In addition, trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with a company’s operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to our business or operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the American Stock Exchange. Accordingly, shareholders may have difficulty reselling any of their shares of common stock.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the future on our common stock. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends on our common stock will depend on earnings, financial condition, whether or not we have paid dividends on our Series A Convertible Preferred Stock and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay cash dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Our Series A Convertible Preferred Stock financing may result in dilution to our common stockholders.

Dilution of the per share value of our common shares could result from the conversion of most or all of the Series A Convertible Preferred Stock we issued to certain of the selling stockholders. There are 157,340 shares of our Series A Convertible Preferred Stock outstanding as of May 12, 2006, which may be initially converted into a total of 713,814 shares of common stock at the initial conversion rate of $2.15. The conversion rate of the Series A Convertible Preferred Stock, however, is subject to adjustment based on a number of factors, including selling securities at a price less than the conversion price of the Series A Convertible Preferred Stock. Holders of our common stock will experience dilution from the conversion of the Series A Preferred Stock. In the event the conversion price is lower than the actual trading price on the day of conversion, the holder could immediately sell all of its converted common shares, which would have a dilutive effect on the value of the outstanding common shares. Furthermore, the significant downward pressure on the trading price of our common stock as Series A Convertible Preferred Stock holders convert these securities and sell the common shares received on conversion could encourage short sales by the holders of Series A Convertible Preferred Stock or other shareholders. This would place further downward pressure on the trading price of our common stock. Even the mere perception of eventual sales of common shares issued on the conversion of the Series A Convertible Preferred Stock could lead to a decline in the trading price of our common stock.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules,” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

Our Board of Directors may issue and fix the terms of shares of our preferred stock without stockholder approval, which could adversely affect the voting power of holders of our common stock or any change in control of our company.

Our certificate of incorporation authorizes the issuance of up to 20,000,000 shares of “blank check” preferred stock, with such designation rights and preferences as may be determined from time to time by the Board of Directors. We issued 277,100 shares of Series A Convertible Preferred Stock to certain selling stockholders listed herein in a private sale which we consummated on July 13, 2005, which shares have rights and preferences senior to our common stock. Subject to the rights of the holders of the Series A Convertible Preferred Stock, our Board of Directors is empowered, without shareholder approval, to issue additional shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline and may impair our ability to raise capital in the future.

The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.

ITEM 7. FINANCIAL STATEMENTS.

                The full text of our audited consolidated financial statements as of January 31, 2006 and for the fiscal years ended January 31, 2006 and 2005 and for the period from August 4, 1999 (inception) to January 31, 2006, begins on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

                None.

ITEM 8A  CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of January 31, 2006, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of January 31, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As previously disclosed in connection with the preparation of Amendment No. 3 to Form 10-QSB for the nine months ended October 31, 2005, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2005.

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

Except for changes described above there were no changes in our internal controls over financial reporting that occurred during the three months ended January 31, 2006 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B  OTHER INFORMATION.

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors as of May 12, 2006:

Name	Age	Positions
L. David Tomei, Ph.D.	60	Co-Chairman of the Board, Chief Executive Officer, and President , SpaXen Italia, srl
Gabriele M. Cerrone	34	Co-Chairman of the Board
Hovsep Melkonyan, Ph.D.	53	Vice President, Research
Frederick Larcombe, CPA	49	Chief Financial Officer and Secretary
Samuil Umansky, M.D., Ph.D.	63	Chief Scientific Officer, President, and Director
Colin J. Foster	44	Director
John Brancaccio	58	Director
Donald H. Picker, Ph.D	60	Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

L. David Tomei, Ph.D. Dr. Tomei, one of our founders, has served as Chairman of the Board of Directors since July 2, 2004, Co-Chairman since July 8, 2005, and was appointed Chief Executive Officer on February 23, 2006. In 1998, Dr. Tomei co-founded Xenomics, a California corporation (previously known as Diagen, Inc.) and was its Chairman until its acquisition by us on July 2, 2004. From August 1998 to January 1999, Dr. Tomei lectured as a Visiting Professor at the University of Rome, Italy. From September 1992 to April 1998, Dr. Tomei served in various capacities with LXR Biotechnology, Inc., a company of which he was one of the founders, including Chief Executive Officer from November 1995 until April 1998 and Chairman of the Board of Directors from August 1997 to April 1998. Dr. Tomei graduated from Canisius College (1968) and received his Master’s of Science (1971) in Biochemistry, and Doctorate in Molecular Pharmacology (1974) from the Roswell Park Cancer Institute Division of SUNY. From 1973 to 1975, he headed the FMD virus vaccine R&D laboratory at the Plum Island Animal Disease Laboratory (USDA, ARS). Dr. Tomei was a scientist at Roswell Park and The Ohio State University Cancer Center through 1992. Dr. Tomei has published over 140 scientific papers, two books (Cold Spring Harbor Laboratory Press), and holds 16 U.S. patents in the fields of biotechnology and optical design and engineering. He organized the first International Conference on Apoptosis held at Cold Spring Harbor, 1991, and, together with Luc Montagnier, organized the First International Conference on Apoptosis and AIDS held in Paris, 1994. Dr. Tomei devotes approximately 30 hours per week to his duties as President of SpaXen Italia, srl.

Gabriele M. Cerrone Mr. Cerrone has served as Co-Chairman of the Board of Directors since July 8, 2005 and a consultant since June 2005. Subsequent to July 2004 and prior to becoming a consultant, Mr. Cerrone, without compensation, assisted the Board in recruiting management, acted as an intermediary between us and the Spallanzani National Institute for Infectious Diseases in connection with the establishment of the SpaXen joint venture, assisted us in establishing our lab facilities in the U.S. and Italy, attended Board meetings as an observer at the invitation of the Board and introduced us to various parties with whom we may enter into strategic relationships with in the future. From March 1999 to January 2005, Mr. Cerrone served as a Senior Vice President of Investments of Oppenheimer & Co. Inc., a financial services firm. Prior to such affiliation, Mr. Cerrone held the position of Managing Director of Investments at Barrington Capital, L.P., a merchant bank, between March 1998 and March 1999. Between May 2001 and May 2003, Mr. Cerrone served on the board of directors of SIGA Technologies, Inc. Mr. Cerrone currently serves as Chairman of the Board and a consultant to Callisto Pharmaceuticals, Inc., a biotechnology company. Mr. Cerrone was appointed Chairman of the Board of FermaVir Pharmaceuticals, Inc. in August 2005, a company whose common stock is quoted on the OTCBB, and serves as a consultant. FermaVir (formerly Venus Beauty Supply, Inc.) acquired FermaVir Research, Inc. in August 2005 and, through FermaVir Research, is engaged in the research and development of anti-viral compounds targeting shingles and other viral infections. Mr. Cerrone is the sole managing partner of Panetta Partners Ltd., a Colorado limited partnership, that is a private investor in real estate and public and private companies engaged in biotechnology and other areas. Panetta Partners owns more than 5% of our outstanding common stock.

Hovsep Melkonyan, Ph.D. Dr. Melkonyan has served as our Vice President, Research since July 2004. Dr. Melkonyan graduated from Yerevan State University (Armenia) in 1974 and received qualifications in two major subjects: physico-chemical structure of DNA molecules and kinetics of enzymatic reactions. He completed his Ph.D. program in 1981 at the Institute of Biological Physics, USSR Academy of Sciences (“IBP”). Following graduate school, in 1982 Dr. Melkonyan joined The Institute of Molecular Genetics of the Ministry of USSR Medical Industry. In 1993, Dr. Melkonyan moved to the U.S. and joined LXR Biotechnology, Inc. where he remained until 1999. Dr. Melkonyan was a co-founder of Xenomics and was a director and vice president of Xenomics from 1999 until its acquisition by us on July 2, 2004.

Frederick Larcombe, CPA. Mr. Larcombe was appointed our Chief Financial Officer on January 16, 2006 and Secretary on February 28, 2006. From October 2005 until that date, Mr. Larcombe served as an independent consultant to our company in financial related capacities. From April 2005 to September 2005, Mr. Larcombe provided consulting services to a variety of companies independently and in association with Jefferson Wells, a financial service firm. From June 2004 to March 2005, Mr. Larcombe worked as a consultant with Kroll Zolfo Cooper’s Corporate Advisory and Restructuring Group. From 2000 to 2004, he served as Chief Financial Officer and Vice President of Finance with MicroDose Technologies, Inc., a privately held drug delivery company specializing in pulmonary delivery techniques. From 1999 to 2000, Mr. Larcombe served as Chief Financial Officer with ProTeam.com, Inc., a publicly held Internet-oriented retailer. From 1991 to 1999, he held various positions of increasing responsibility with Cambrex Corporation, a publicly held life sciences company, and was instrumental in several acquisitions. Mr. Larcombe received his BS in Accounting from Seton Hall University and is a veteran of Harvard Business School’s Management Development Program.

Samuil R. Umansky, M.D., Ph.D. Dr. Umansky, one of our founders, has served as our Chief Scientific Officer, President, and a Director since July 2, 2004.. Dr. Umansky co-founded Xenomics with Dr. Tomei in 1998. From August 1997 to August 1999, Dr. Umansky was the Chief Scientific Officer of LXR Biotechnology, Inc. From January 1996 to 1997 he was LXR’s Vice President of Molecular Pharmacology and prior thereto, he was LXR’s Director of Cell Biology. Dr. Umansky graduated from Kiev Medical School (USSR) in 1964. In 1968 he received a Ph.D. and in 1975 a Dr.Sci. in radiobiology from IBP. From 1968 to 1993 Dr. Umansky was a professor at IBP. He was among the very first scientists to begin studies of apoptosis, or programmed cell death. He performed pioneering studies on DNA degradation in dying cells and proposed a hypothesis on the existence of a genetic cell death program, its evolutionary origin and role in carcinogenesis, concepts that more recently have become widely accepted. In 1987, for achievements on the investigation of radiation induced cell death, Dr. Umansky was awarded the Soviet State Prize, the highest scientific honor awarded to a scientist in the Soviet Union. He is a co-founder of the USSR Radiobiological Society.

Colin J. Foster  Mr. Foster was appointed a Director on April 4, 2006. From April 2002 until December 2004, Mr. Foster was President and Chief Executive Officer of Bayer Pharmaceuticals Corporation and Regional Head, North America, Pharmaceuticals of Bayer AG. From June 1999 until April 2002, Mr. Foster was UK/Ireland Region Head, Diagnostics Division of Bayer AG.

John P. Brancaccio Mr. Brancaccio was appointed a director of our company on December 1, 2005. Since April 2004, Mr. Brancaccio has been the Chief Financial Officer of Accelerated Technologies, Inc., an accelerator for the development of medical device companies. From May 2002 until March 2004, Mr. Brancaccio was the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From 2000 to 2002, Mr. Brancaccio was the Chief Financial Officer/Chief Operating Officer of Eline Group, an entertainment and media company. Mr. Brancaccio is currently a director of Alfacell Corporation, Callisto Pharmaceuticals, Inc. and FermaVir Pharmaceuticals, Inc. and is a retired Certified Public Accountant.

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

Compliance with Section 16(a) of the Exchange Act.

During fiscal 2006, our common stock was not registered under Section 12 of the Securities Exchange Act of 1934, as amended, and therefore our executive officers, directors and ten percent or more beneficial holders of our common stock were not subject to Section 16(a).

Code of Business Conduct and Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees. A copy of this Code of Business Conduct and Ethics is filed as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2005.

Audit Committee

 The audit committee currently consists of John Brancaccio and Donald Picker. Our Board has determined that each of Mr. Brancaccio and Mr. Picker is “independent” as that term is defined under applicable SEC rules. Mr. Brancaccio has been appointed by the Board as the audit committee financial expert. The audit committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing and discharging the independent auditors, (iii) pre-approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors.

Compensation Committee

We have a compensation committee consisting of John Brancaccio and Donald Picker. The compensation committee reviews, and makes recommendations to the board of directors regarding, the compensation and benefits of our chief executive officer and other executive officers. The compensation committee also administers the issuance of stock options and other awards under our stock plan and establishes and reviews policies relating to the compensation and benefits of our employees.

ITEM 10  EXECUTIVE COMPENSATION.

The following summary compensation table sets forth certain information concerning compensation paid to our Chief Executive Officer and our three most highly paid executive officers (the “Named Executive Officers”) whose total annual salary and bonus for services rendered in all capacities for the year ended January 31, 2006 was $100,000 or more.

Summary Compensation Table

		Annual Compensation		Other Annual
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)
L. David Tomei, Ph.D, Co-Chairman, Chief Executive Officer, and President, SpaXen srl (1)	2006	192,500	—	—
Gabriele M. Cerrone, Co-Chairman (2)	2006	107,500	50,000	—
V. Randy White, Ph.D, former Chief Executive Officer (3)	2006	215,000	10,000	—
	2005	62,019	—	—
Samuil R. Umansky, M.D., Ph.D, Chief Scientific Officer and President	2006	205,000	—	—
Hovsep Melkonyan, Ph.D, Vice President, Research	2006	170,000	—	—

(1)             Dr. Tomei is being paid pursuant to a consulting agreement with us. Dr. Tomei was appointed Chief Executive Officer on February 23, 2006.

(2)             Mr. Cerrone is being paid pursuant to a consulting agreement with us.

(3)             Dr. White left our company as Chief Executive Officer on February 23, 2006.

Prior to the acquisition of Xenomics on July 2, 2004, Xenomics never paid compensation to its executive officers. For the year ended January 31, 2005, none of our executive officers were paid more than $100,000 in salary and bonus.

Option Grants in Fiscal Year 2006

The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the fiscal year ended January 31, 2006.

	Number of Shares Underlying Options	Percent of Total Options Granted to Employees in	Exercise Price	Expiration
Name	Granted	2006	Per Share	Date
L. David Tomei, Ph.D, Co-Chairman, Chief Executive Officer, and President, SpaXen srl (1)	255,000	26.6%	$2.50	5/24/2015
Gabriele M. Cerrone, Co-Chairman	240,000	25.1%	$2.50	5/24/2015
Samuil R.Umansky, M.D., Ph.D, Chief Scientific Officer and President	225,000	23.5%	$2.50	5/24/2015
Hovsep Melkonyan, Ph.D, Vice President, Research	75,000	7.8%	$2.50	5/24/2015

(1)             Dr. Tomei was appointed Chief Executive Officer on February 23, 2006.

Aggregated Option Exercises in Fiscal Year 2006 and Year End Option Values

The following table provides certain information with respect to the Named Executive Officers concerning the exercise of stock options during the fiscal year ended January 31, 2006 and the value of unexercised stock options held as of such date.

	Number of Shares Underlying Options at January 31, 2006		Value of Unexercised In the Money Options at January 31, 2006
Name	Exercisable	Unexercisable	Exercisable	Unexercisable (1)

L. David Tomei, Ph.D, Co-Chairman, Chief Executive Officer, and President, SpaXen srl (2)	1,012,500	255,000	$708,750	$0
Gabriele M. Cerrone, Co-Chairman	1,050,000	240,000	$735,000	$0
V. Randy White, Ph.D, former Chief Executive Officer (3)	300,000	1,125,000	$0	$0
Samuil R.Umansky, M.D., Ph.D, Chief Scientific Officer and President	1,012,500	225,000	$708,750	$0
Hovsep Melkonyan, Ph.D, Vice President, Research	675,000	75,000	$472,500	$0

During the fiscal year ended January 31, 2006, no options were exercised.

(1)             Amounts calculated by subtracting the exercise price of the options from the market value of the underlying common stock using the closing price on the OTC Bulletin Board of $1.95 per share on January 31, 2006.

(2)             Dr. Tomei was appointed Chief Executive Officer on February 23, 2006.

(3)             Dr. White left our company as Chief Executive Officer on February 23, 2006.

Employment Agreements

On July 2, 2004, we entered into an employment agreement with Samuil Umansky, Ph.D., pursuant to which Dr. Umansky serves as our President and Chief Scientific Officer. Dr. Umansky’s employment agreement is for a term of 36 months beginning June 24, 2004 and is automatically renewable for successive one year periods at the end of the term. Dr. Umansky’s current salary is $205,000 per year and he is eligible to receive a cash bonus of up to 50% of his salary per year. In connection with the employment agreement, Dr. Umansky received a grant of 1,012,500 stock options which vest in annual installments of 253,125, 303,750 and 455,625 and are exercisable at $1.25 per share.

On July 2, 2004, we entered into an employment agreement with Hovsep Melkonyan, Ph.D., pursuant to which Dr. Melkonyan serves as Vice President, Research for a term of 36 months beginning June 24, 2004, which is automatically renewable for successive one year periods at the end of the term. Dr. Melkonyan’s current salary is $170,000 per year and he is eligible to receive a cash bonus of up to 50% of his salary per year. In connection with the employment agreement, Dr. Melkonyan received a grant of 675,000 stock options which vest in annual installments of 168,750, 202,500 and 303,750 and are exercisable at $1.25 per share.

On March 27, 2006, we entered into an employment agreement with Frederick Larcombe pursuant to which Mr. Larcombe serves as Chief Financial Officer. The employment agreement is for a term of one year which will automatically renewed for successive one year periods until either party provides the other with written notice of their intent not to renew. Mr. Larcombe will be paid an annual salary of $140,000 and is eligible for a cash bonus of up to 20% of base annual salary. Mr. Larcombe received a grant of 200,000 incentive stock options with an exercise price of $1.88 per share which vest in equal amounts over a period of  three years beginning March 27, 2007. The employment agreement contains a provision pursuant to which all of the unvested stock options will vest and the exercise period of such options shall be extended to the later of the longest period permitted by our stock option plans or ten years following the termination dated in the event there is a change in control of our company and Mr. Larcombe is terminated  within two years after the change in control or by Mr. Larcombe for Good Reason (as defined in the employment agreement).

Consulting Agreements

Gabriele M. Cerrone, our Co-Chairman, serves as a consultant to us pursuant to an agreement entered into on June 24, 2005. The term of the agreement is for three years with automatic renewal for successive one year periods unless either party gives notice to the other not to renew the agreement. The duties of Mr. Cerrone pursuant to the agreement consist of business development, strategic planning, capital markets and corporate financing consulting advice. Mr. Cerrone’s compensation under the agreement is $16,500 per month. Pursuant to the agreement, in July 2005 we paid Mr. Cerrone a $50,000 signing bonus. Mr. Cerrone is eligible each year of the agreement for a cash bonus of up to 15% of his base annual compensation of $198,000. In the event the agreement is terminated without cause or for Good Reason (as defined in the agreement), Mr. Cerrone will receive a cash payment equal to the aggregate amount of the compensation payments for the then remaining term of the agreement. In addition, in such event, all unvested stock options owned by Mr. Cerrone will immediately vest and the exercise period of such options will be extended to the later of the longest period permitted by our stock option plans or ten years following termination. In the event a change of control of our company occurs, Mr. Cerrone shall be entitled to such compensation upon the subsequent termination of the agreement within two years of the change in control unless such termination is the result of Mr. Cerrone’s death, disability or retirement or Mr. Cerrone’s termination for cause.

On July 2, 2004, we entered into a consulting agreement with L. David Tomei, Ph.D., pursuant to which Dr. Tomei agreed to serve as Co-Chairman of our Board and, effective February 23, 2006, Chief Executive Officer. Dr. Tomei’s consulting agreement is for a term of 36 months beginning June 24, 2004 and is automatically renewable for successive one year periods at the end of the term. Dr. Tomei’s current annual consulting fee is $205,000 per year and he is eligible to receive cash bonuses of up to 50% of his salary per year, or $87,500, upon the achievement of certain milestones. Dr. Tomei received a grant of 1,012,500 stock options which vest in annual installments of 253,125, 303,750 and 455,625 and are exercisable at $1.25 per share.

Stock Option Plan

In June 2004 we adopted the Xenomics Stock Option Plan, as amended (the “Plan”). We rely on incentive compensation in the form of stock options to retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives to directors, executive officers employees and consultants, to encourage them to remain with us and to enable them to develop and maintain an ownership position in our common stock.

The Plan authorizes the grant of stock options to directors, eligible employees, including executive officers and consultants. The value realizable from exercisable options is dependent upon the extent to which our performance is reflected in the value of our common stock at any particular point in time. Equity compensation in the form of stock options is designed to provide long-term incentives to directors, executive officers and other employees. We approve the granting of options in order to motivate these employees to maximize stockholder value. Generally, vesting for options granted under the Plan is determined at the time of grant, and options expire after a 10-year period. Options are granted at an excise price not less than the fair market value at the date of grant. As a result of this policy, directors, executives, employees and consultants are rewarded economically only to the extent that the stockholders also benefit through appreciation in the market. Options granted to employees are based on such factors as individual initiative, achievement and performance. In administering grants to executives, we evaluate each executive’s total equity compensation package. We generally review the option holdings of each of the executive officers, including vesting and exercise price and the then current value of such unvested options. We consider equity compensation to be an integral part of a competitive executive compensation package and an important mechanism to align the interests of management with those of our stockholders.

As of January 31, 2006, a total of 5,000,000 shares had been reserved for issuance under the Plan. As of January 31, 2006, options for 6,655,000 shares were outstanding under the Plan. 1,655,000 of such options have been granted subject to stockholder approval of an increase in the number of shares that can be granted under the Plan. At our annual stockholder meeting for 2005 held on April 4, 2006, our stockholders approved an amendment to the Plan to increase the number of shares available for grant under the Plan to 12,000,000.

The options we grant under the Plan may be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), or non-statutory stock options at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The Plan is not a qualified deferred compensation plan under Section 401(a) of the Code, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

The following table summarizes information about our equity compensation plans as of January 31, 2006.

Equity Compensation Plan Information

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Stockholders	5,000,000	$1.50	0	(1)

Equity Compensation Plans	4,158,501	$3.52	n/a

Not Approved by Stockholders

Total	9,158,501	$2.42	0

(1)             At our 2005 Annual Stockholders Meeting held on April 4, 2006, our stockholders approved a proposal to amend the Plan to increase the number of shares reserved for issuance under the Plan from 5,000,000 to 12,000,000. As of May 12, 2006, 6,935,000 shares of common stock are reserved for issuance pursuant to outstanding options under the Plan and 5,065,000 shares of common stock are available for further issuance pursuant to stock options under the Plan.

On May 24, 2005, our Compensation Committee in recognition of the substantial time and effort to our affairs during the past year by each of Gabriele M. Cerrone, Co-Chairman, L. David Tomei, Co-Chairman and Chief Executive Officer,  and President of SpaXen Italia, srl, our joint venture with the Spallanzani National Institute for Infectious Diseases in Rome, Italy, Samuil Umansky, President and Chief Scientific Officer and Hovsep Melkonyan, Vice President, Research, accelerated the vesting of outstanding stock options dated June 24, 2004 previously granted to each such officer in the amounts of 1,050,000, 1,012,500, 1,012,500 and 675,000, respectively, so that such options vest as of May 24, 2005.

The acceleration did not result in the two affected employees (Mr. Umansky and Mr. Melkonyan) being able to exercise options that would have otherwise expired unexercised therefore no change to our original accounting treatment is required under FIN 44. However if any of the employees terminate their employment prior to the date they would have otherwise fully vested in the award we will be required to record compensation expense based on the intrinsic value on the date of modification. Because there were a relatively small number of affected employees, we have no basis for recording an estimate of future terminations and accordingly no compensation expense can be recorded until the date of any future terminations prior to the original vesting date. The compensation expense associated with the options granted to the two affected non-employee Directors (Mr. Cerrone and Mr. Tomei), who perform consulting services outside of their Board duties, was measured using the fair value method in accordance with EITF 96-18. Because these grants were awarded in conjunction with consulting agreements the fair value was remeasured (“marked to market”) each quarter during the original vesting (service) period. The acceleration of these options fixed the measurement date prior to the original vesting therefore we expensed the remaining balance of deferred stock based compensation totaling $3,197,694 during the quarter ended July 31, 2005

In addition, the Compensation Committee granted additional nonqualified stock options to Messrs. Cerrone, Tomei, Umansky and Melkonyan in the amounts of 240,000, 255,000, 225,000 and 75,000, respectively, pursuant to the Plan, subject to stockholder approval of an increase in the number of shares of common stock issuable under the Plan, as an additional incentive to perform in the future on behalf of our company and its stockholders. Such options are exercisable at $2.50 per share with 33-1/3% of the options granted to each officer vesting on each of the first three anniversaries of the date of grant.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table indicates beneficial ownership of our common stock as of May 12, 2006 by:

•     Each person or entity known by us to beneficially own 5% or more of the outstanding shares of our common stock;

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

The table does not give effect to the conversion of the Series A Convertible Preferred Stock. None of the persons listed in the table own any shares of Series A Convertible Preferred Stock. In addition, upon conversion of the Series A Convertible Preferred Stock, none of the holders of Series A Convertible Preferred Stock will own 5% or more of the outstanding shares of our common stock based on 19,161,322 shares of common stock outstanding at May 12, 2006.

Name of Beneficial Owner	Number of Shares		Percentage of Shares Beneficially Owned (1)

Executive officers and directors:

L. David Tomei Co-Chairman of the Board and Chief Executive Officer	2,035,860	(2)	10.0

Gabriele M. Cerrone Co-Chairman of the Board	2,085,858	(3)	10.3

Frederick Larcombe Chief Financial Officer and Secretary	0

Samuil Umansky President, Chief Scientific Officer and Director	1,973,309	(4)	9.7

Hovsep Melkonyan Vice President, Research	1,048,803	(5)	5.3

Colin Foster	0		—

Donald Picker Director	170,000	(6)	*

John P. Brancaccio Director	0

All Directors and Executive Officers as a group (8 persons)	7,313,830	(7)	31.5

5% or greater stockholders:

Panetta Partners, Ltd.	955,858	(8)	5.0

*                    less than 1%

(1)             Applicable percentage ownership as of May 12, 2006 is based upon 19,161,322 shares of common stock outstanding. Beneficial ownership is determined in accordance with Item 403 of Regulation S-B. Under Item 403, shares issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges (“Purchase Rights”) are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of such Purchase Rights, but not deemed outstanding for the purpose of calculating the percentage owned by any other person. “Beneficial ownership” under Item 403 includes all shares over which a person has sole or shared dispositive or voting power whether or not such person has a pecuniary interest in such shares for purposes of Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or indicate that such person has economic interest in the shares beneficially owned.

(2)             Includes 1,097,500 shares issuable upon exercise of stock options.

(3)             Consists of 1,130,000 shares issuable upon exercise of stock options owned by Gabriele M. Cerrone and 955,858 shares of common stock owned by Panetta Partners, Ltd. Mr. Cerrone is the sole managing partner and control person of Panetta Partners, Ltd. and in such capacity only exercises voting and dispositive control over securities owned by Panetta, despite him having only a small pecuniary interest in such securities.

(4)             Includes 1,087,500 shares issuable upon exercise of stock options.

(5)             Includes 700,000 shares issuable upon exercise of stock options.

(6)             Includes 75,000 shares issuable upon exercise of stock options.

(7)             Includes 4,090,000 shares issuable upon exercise of stock options.

(8)             These shares are also included in the reported beneficial ownership of one of our Co-Chairman. See note 3 above.

The beneficial ownership table above does not give effect to a voting agreement dated June 24, 2004 among L. David Tomei, Co-Chairman and Chief Executive Officer, Samuil Umansky, President and Chief Scientific Officer, Hovsep Melkonyan, Vice President, Research, Anatoly Lichtenstein and Kathryn Wilke (collectively, the “Xenomics Shareholders”), Panetta Partners Ltd., an affiliate of Gabriele M. Cerrone, our Co-Chairman, Hawkeye Incubator Ltd., Etruscan Mobilia Investments, Ltd. and Lazio Bioventure Ltd. (collectively, the “Original Shareholders”) and Christoph Bruening, a director, Fimi, SPA, Blenton Management, Roffredo Gaetani, Nicola Granato, R. Merrill Hunter, Mike Wilkins, and Fossil Ventures LLC (collectively, the “Investors”) pursuant to which so long as the Xenomics Shareholders own an aggregate 752,667 shares of common stock of our company, such Xenomics Shareholders shall have the right to (i) designate 1/3 of the members of the Board of Directors if the number of directors on the Board is more than 7, (ii) designate 2 directors if the number of directors on the Board is between 5 and 7 or (iii) designate 1 director if the number of directors on the Board is less than 5. Messrs. Tomei and Umansky were designated by the former holders of Xenomics Sub shares, to serve as directors pursuant to the voting agreement. The voting agreement, which also provides that Mr. Tomei and Mr. Cerrone serve as co-chairmen of the Board, will terminate upon the earlier of (a) the adjudication by a court of competent jurisdiction that our company is bankrupt or insolvent, (b) the filing of a certificate of dissolution by us, (c) upon the written consent of us and a majority of the Xenomics Shareholders, (d) upon the listing of our shares of common stock on NASDAQ or a national securities exchange, or (e) June 15, 2007.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Gabriel M. Cerrone, who became Co-Chairman of the board in July 2005, is the managing partner and owns 1% of Panetta Partners, Ltd., a Colorado limited partnership. Panetta Partners acquired the equivalent of 222,000,000 shares of our Common Stock for $386,400 in February 2004, which then constituted 97% of our outstanding Common Stock. As part of our acquisition of Xenomics and the completion of the private placement in July 2004, we redeemed 1,971,734 pre-split shares (the equivalent of 218,862,474 post-split shares) from Panetta Partners for $500,000 of cash which resulted a gain of $113,600 to Panetta Partners , prior to the deduction of legal, accounting, travel and patent research expenses incurred by Panetta Partners during the period from February to July 2004. The principal purpose of the redemption was to lower the relative percentage of shares owned by Panetta Partners compared to non-affiliates, which facilitated the private placement and acquisition of Xenomics Sub from non-affiliates. None of our officers or directors, other than Mr. Cerrone, and Christoph Bruening (who served as our sole officer and director from February 2004 to July 2004) were our affiliates prior to the acquisition of Xenomics. Panetta Partners would have owned approximately 94% of our outstanding Common Stock immediately after the acquisition of Xenomics rather than 15% if we had not redeemed shares of our Common Stock simultaneously with the private placement and the acquisition. The $500,000 redemption price was determined by negotiation between Panetta Partners, and the former holders of Xenomics Sub based on factors such as the acquisition price, the price of the shares expected to be sold in the private placement and what number of shares should be held by unaffiliated holders after the closing of the acquisition of Xenomics Sub.

On May 24, 2005, our Compensation Committee in recognition of the substantial time and effort to our affairs during the past year by each of Gabriele M. Cerrone, Co-Chairman, L. David Tomei, Co-Chairman,Chief Executive Officer, and President of SpaXen Italia, srl, our joint venture with the Spallanzani National Institute for Infectious Diseases in Rome, Italy, Samuil Umansky, President and Chief Scientific Officer and Hovsep Melkonyan, Vice President, Research, accelerated the vesting of outstanding stock options dated June 24, 2004 previously granted to each such officer in the amounts of 1,050,000, 1,012,500, 1,012,500 and 675,000, respectively, so that such options vest as of May 24, 2005.

In addition, the Compensation Committee granted additional nonqualified stock options to Messrs. Cerrone, Tomei, Umansky and Melkonyan in the amounts of 240,000, 255,000, 225,000 and 75,000, respectively, pursuant to the Plan, as an additional incentive to perform in the future on behalf of our company and its stockholders. Such options are exercisable at $2.50 per share with 33-1/3% of the options granted to each officer vesting on each of the first three anniversaries of the date of grant.

We completed the acquisition of Xenomics Sub on July 2, 2004 by issuing 2,258,001 shares of our common stock to Xenomics Subs’ five shareholders in exchange for all outstanding shares of Xenomics Sub stock (the “Exchange”). The Exchange was made according to the terms of a Securities Exchange Agreement dated May 18, 2004. As part of the Exchange, we:

•                     amended our articles of incorporation to change our corporate name to “Xenomics, Inc.” and to split our stock outstanding prior to the redemption 111 for 1 (effective July 26, 2004).

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

We sold 100,000 of the 2,645,210 shares sold in the June 2004 private placement to Christoph Bruening, a director of our company.

On April 12, 2004, the founders of Xenomics Sub consisting of Messrs. Tomei, Umansky and Melkonyan contributed $1,655,029 in deferred compensation to Xenomics Sub stockholders’ equity.

On February 24, 2004, Jeannine Karklins, our former President, Treasurer, Secretary, principal shareholder and control person entered into a Capital Stock Purchase Agreement with Panetta Partners, a limited partnership affiliated with our current Co-Chairman, Gabriele M. Cerrone, pursuant to which Panetta purchased an aggregate 2,000,000 restricted shares of our common stock from Ms. Karklins for $386,400 which represented approximately 97% of our outstanding shares of common stock at the time. Pursuant to the agreement, Ms. Karklins resigned as an officer and director of our company.

ITEM 13  EXHIBITS.
Exhibit	Description

2.1

Capital Stock Purchase Agreement between Panetta Partners, Ltd. and Jeannine Karklins dated February 24, 2004 (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2004)

3.1	Articles of Incorporation of the Company (Incorporated by reference to exhibit 3.1 to the Company’s Form SB-2 Registration Statement, as amended, filed on June 25, 2003)

3.2

Articles of Amendment to Articles of Incorporation of Used Kar Parts, Inc. changing its name to Xenomics, Inc., filed on July 14, 2004 with the Florida Secretary of State (Incorporated by reference to exhibit 3(i).1 to the Company’s Current Report on Form 8-K filed on July 19, 2004)

3.3	Amended and Restated By-Laws (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 20, 2006)

3.4	Articles of Amendment to Articles of Incorporation of Xenomics, Inc. (Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 19, 2005)

4.1	Form of Stock Certificate, $.001 par value (Incorporated by reference to exhibit 4 to the Company’s Form SB-2 Registration Statement, as amended, filed June 25, 2003)

4.2	Form of Warrant issued to Irv Weiman, Laura Dever and Len Toboroff (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 19, 2004)

4.3	Form of Warrant issued to Trilogy Capital Partners, Inc. (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 13, 2005)

4.4

Form of Warrant to purchase shares of Common Stock issued in connection with the sale of the Common Stock (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2005)

4.5

Form of Warrant to purchase shares of Common Stock issued in connection with the sale of the Series A Convertible Preferred Stock (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 19, 2005)

4.6

Form of Warrant to purchase shares of Common Stock issued to selling agents in connection with the sale of the Series A Convertible Preferred Stock (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 19, 2005)

10.1	Xenomics, Inc. 2004 Stock Option Plan (Incorporated by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 19, 2004)+

10.2

Securities Exchange Agreement by and among Used Kar Parts, Inc., the individuals named on Schedule 1.1thereto and Xenomics dated as of May 18, 2004 (Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 19, 2004)

10.3

Closing Agreement entered into effective as of July 2, 2004 by and among Used Kar Parts, Inc., and Xenomics and L. David Tomei, Samuil Umansky, Hovsep S. Melkonyan, Kathryn P. Wilke and Anatoly V. Lichtenstein (Incorporated by reference to exhibit 2.2 to the Company’s Current Report on Form 8-K filed on July 19, 2004)

10.4

Technology Acquisition Agreement dated effective as of June 24, 2004 by and among Used Kar Parts, Inc., and Xenomics and L. David Tomei, Samuil Umansky, Hovsep S. Melkonyan, Kathryn P. Wilke and Anatoly V. Lichtenstein (Incorporated by reference to exhibit 2.3 to the Company’s Current Report on Form 8-K filed on July 19, 2004)

10.5

Shareholder Escrow Agreement effective as of the 24th day of June, 2004, by and among Used Kar Parts, Inc., Sommer & Schneider LLP, and the several former shareholders of Xenomics (Incorporated by reference to exhibit 2.4 to the Company’s Current Report on Form 8-K filed on July 19, 2004)

10.6

Purchaser Escrow Agreement effective as of the 24th day of June, 2004, by and among Used Kar Parts, Inc., Sommer & Schneider LLP and the several former shareholders of Xenomics (Incorporated by reference to exhibit 2.5 to the Company’s Current Report on Form 8-K filed on July 19, 2004)

10.7

Repurchase Agreement dated as of June 24, 2004 by and between Used Kar Parts, Inc. and Panetta Partners Ltd. Xenomics, Inc. 2004 Stock Option Plan (Incorporated by reference to exhibit 2.6 to the Company’s Current Report on Form 8-K filed on July 19, 2004)

10.8

Executive Employment Agreement dated effective as of June 24, 2004 by and among Hovsep Melkonyan, Xenomics and Used Kar Parts, Inc. (Incorporated by reference to exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 19, 2004)+

10.9

Consulting Agreement effective as of June 24, 2004 by and among L. David Tomei, Xenomics and Used Kar Parts, Inc. (Incorporated by reference to exhibit 99.4 to the Company’s Current Report on Form 8-K filed on July 19, 2004)+

10.10

Voting Agreement effective as of June 24, 2004 by and among L. David Tomei, the Xenomics Shareholders, the Original Shareholders and the Investors (Incorporated by reference to exhibit 99.5 to the Company’s Current Report on Form 8-K filed on July 19, 2004)

10.11	Letter Agreement dated September 3, 2004 between Xenomics, Inc. and Dr. Randy White (Incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 9, 2004)+

10.12

Letter of Engagement between Trilogy Capital Partners, Inc. and Xenomics, Inc. dated January 10, 2005 (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2005)

10.13

Form of Registration Rights Agreement, dated as of January 28, 2005 by and among the Registrant and the purchasers set forth on the signature page thereto (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2005)

10.14	Employment Agreement dated February 14, 2005 between the Company and Bernard Denoyer (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 17, 2005)+

10.15

Shareholders Agreement between the Company and the National Institute of Infectious Diseases “Lazzaro Spallanzani” dated April 7, 2004 (Incorporated by reference to exhibit 10.15 to the Company’s Annual Report on Form 10-KSB filed on May 17, 2005)

10.16

Stock Option Grant Agreement for Nonstatutory Stock Options of L. David Tomei dated June 24, 2004 (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2005)+

10.17

Stock Option Grant Agreement for Nonstatutory Stock Options of Samuil Umansky dated June 24, 2004 (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2005)+

10.18

Stock Option Grant Agreement for Nonstatutory Stock Options of Hovsep Melkonyan dated June 24, 2004 (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 31, 2005)+

10.19

Stock Option Grant Agreement for Nonstatutory Stock Options of L. David Tomei dated May 24, 2005 (Incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 31, 2005)+

10.20

Stock Option Grant Agreement for Nonstatutory Stock Options of Samuil Umansky dated May 24, 2005 (Incorporated by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 31, 2005)+

10.21

Stock Option Grant Agreement for Nonstatutory Stock Options of Hovsep Melkonyan dated May 24, 2005 (Incorporated by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 31, 2005)+

10.22	Consulting Agreement dated June 24, 2005 between Xenomics, Inc. and Gabriele M. Cerrone (Incorporated by reference to exhibit 10.22 to the Company’s Form SB-2 filed on August 1, 2005)+

10.23

Form of Securities Purchase Agreement dated July 13, 2005 by and among Xenomics, Inc. and the purchasers set forth on the signature page thereto (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2005)

10.24

Form of Registration Rights Agreement dated July 13, 2005 by and among Xenomics, Inc. and the purchasers signatory thereto (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2005)

10.25

Executive Employment Agreement dated effective as of June 24, 2004 by and among Samuil Umansky, Xenomics and Used Kar Parts, Inc. (Incorporated by reference to exhibit 99.3 to the Company’s Current Report on Form 8-K filed on July 19, 2004)+

10.26

Agreement of Lease between Xenomics, Inc. and SLG Graybar Sublease LLC dated as of June 30, 2004 (Incorporated by reference to exhibit 10.26 to the Company’s Amendment No. 1 to Form SB-2 filed on October 28, 2005)

10.27

Lease Agreement between Xenomics, Inc. and Princeton Corporate Plaza, LLC dated as of July 7, 2004 (Incorporated by reference to exhibit 10.27 to the Company’s Amendment No. 1 to Form SB-2 filed on October 28, 2005)

10.28

Executive Employment Agreement dated as of March 27, 2006 by and between Xenomics, Inc. and Frederick Larcombe (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2006)+

10.29

Form of Amended Stock Option Agreement between Xenomics, inc. and Christoph Bruening dated April 18, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2006)+

14	Code of Business Conduct and Ethics (Incorporated by reference to exhibit 10.15 to the Company’s Annual Report on Form 10-KSB filed on May 17, 2005)

16.1	Letter from Baum & Company, PA Re: Change in Certifying Accountant (Incorporated by reference to exhibit 16.1 to the Company’s Current Report on Form 8-K filed on February 3, 2005)

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Securities Exchange Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Securities Exchange Act of 2002

+ Denotes a management contract or compensatory plan or arrangement

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES.

The aggregate fees billed and unbilled for the fiscal years ended January 31, 2006 and 2005 for professional services rendered by our principal accountants for the audits of our annual financial statements on Form 10-KSB and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately $64,850 and $28,271, respectively.

AUDIT-RELATED FEES.

There were no fees billed for the fiscal years ended January 31, 2006 and 2005 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements.

TAX AND OTHER FEES.

There were no tax fees billed for the fiscal years ended January 31, 2006 and 2005 as there were no tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns.

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

XENOMICS, INC.

	By:	/s/ L. David Tomei
Date: May 16, 2006		L. David Tomei
Co-Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. David Tomei	Co-Chairman of the Board, Chief	May 16, 2006
L. David Tomei, Ph.D	Executive Officer, and President, Spaxen Italia, srl

Co-Chairman of the Board
Gabriele M. Cerrone

/s/ Frederick Larcombe	Chief Financial Officer and Secretary	May 16, 2006
Frederick Larcombe	(Principal Financial and Accounting Officer)

/s/ Samuil Umansky	Chief Scientific Officer, President	May 16, 2006
Samuil Umansky, M.D., Ph.D	and Director

Director
Colin J. Foster

/s/ John Brancaccio	Director	May 16, 2006
John Brancaccio

/s/ Donald H. Picker	Director	May 16, 2006
Donald H. Picker, Ph.D

XENOMICS, INC.

(A Development Stage Company)

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 31, 2006 and 2005

Consolidated Statements of Operations for the two years in the period ended January 31, 2006 and for the period from August 4, 1999 (inception) to January 31, 2006

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the period from August 4, 1999 (inception) to January 31, 2006

Consolidated Statements of Cash Flows for the two years in the period ended January 31, 2006 and for the period from August 4, 1999 (inception) to January 31, 2006

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Xenomics, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Xenomics, Inc. and Subsidiary (a development stage company) (the “Company”) as of January 31, 2006 and 2005, the related consolidated statements of operations, stockholders’ equity and cash flows for the period from inception (August 4, 1999) to January 31, 2006 and the years ended January 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xenomics, Inc. and Subsidiary as of January 31, 2006 and 2005, and the results of their operations and their cash flows for the period from inception (August 4, 1999) to January 31, 2006 and the years ended January 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $7,844,326 for the year ended January 31, 2006 and reflects cumulative net losses for the development stage period (August 4, 1999 — inception, to January 31, 2006) of $14,886,566. This condition raises substantial doubt about their ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management’s actions in regard to these matters are more fully described in Note 2.

/s/ Lazar Levine & Felix LLP

New York, New York
May 9, 2006

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS, AS OF JANUARY 31,

	2006	2005
ASSETS
Current Assets:

Cash and cash equivalents	$3,865,092	$3,226,965
Prepaid expenses	76,697	35,360
TOTAL CURRENT ASSETS	3,941,789	3,262,325

Property and equipment, net	121,533	77,495
Security deposits	57,698	58,173
	$4,121,020	$3,397,993

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$37,307	$95,063
Accrued expenses	197,374	111,995
TOTAL CURRENT LIABILITIES	234,681	207,058

Derivative financial instruments	405,629	—

Commitments and contingencies

STOCKHOLDER’S EQUITY:

Preferred stock, $.001 par value, 20,000,000 shares authorized, 277,100 shares outstanding, designated as Series A Convertible Preferred Stock at January 31, 2006, liquidation preference of $2,780,237	2,203,915	—
Common stock, $.0001 par value, authorized 100,000,000 shares, 18,604,300 and 17,306,891 issued and outstanding at January 31, 2006 and 2005 respectively	1,860	1,731

Treasury stock, 0 and 350,000 common shares, at par value, at January 31, 2006 and 2005, respectively	—	(35)
Additional paid-in-capital	17,590,422	11,923,282
Deferred unamortized stock-based compensation	(1,045,971)	(1,691,803)
Deficit accumulated during the development stage	(15,269,516)	(7,042,240)
	3,480,710	3,190,935
	$4,121,020	$3,397,993

The accompanying notes are an integral part of these consolidated financial statements

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended January 31,		August 4, 1999 (Inception to
	2006	2005	January 31, 2006

Revenues	$0	$0	$0

Costs and expenses:

Research and development	1,878,081	619,635	4,168,408

General and administrative	2,531,246	651,695	3,197,488

Stock based compensation	3,590,630	4,105,706	7,696,336

Total costs and expenses	7,999,957	5,377,036	15,062,232

Loss from operations	(7,999,957)	(5,377,036)	(15,062,232)

Interest income	129,157	6,009	149,192

Other expense	(134,982)	—	(134,982)

Change in fair value of derivative financial instrument	161,456	—	161,456

Net loss	(7,844,326)	(5,371,027)	(14,886,566)

Items attributable to preferred Stock:

Preferred stock dividend	(60,741)	—	(60,741)

Accretion on Series A preferred stock	(322,209)	—	(322,209)

Net loss applicable to common stockholders	$(8,227,276)	$(5,371,027)	$(15,269,516)

Weighted average shares outstanding:
Basic and diluted	18,470,811	14,580,186

Net loss per common share:
Basic and diluted	$(0.44)	$(0.37)

The accompanying notes are an integral part of these consolidated financial statements

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

						Deficit
					Deferred	Accumulated	Total
	Common Stock			Additional	Unamortized	During	Stockholders’
	Shares	Par Value	Treasury Shares	Paid in Capital	Stock-based Compensation	Development Stage	Equity (Deficit)

Balance August 4, 1999 (Inception)	—	$—	$—	$—	$—	$—	$—

Sale of common stock - founders	222,000,000	22,200	—	19,800	—	—	42,000

Net loss for the year ended January 31, 2000	—	—	—	—	—	(14,760)	(14,760)

Balance, January 31, 2000	222,000,000	22,200	0	19,800	0	(14,760)	27,240

Net loss for the year ended January 31, 2001	—	—	—	—	—	(267,599)	(267,599)

Balance, January 31, 2001	222,000,000	22,200	0	19,800	0	$(282,359)	(240,359)

Capital contribution cash				45,188			45,188

Net loss for the year ended January 31, 2002	—	—	—	—	—	(524,224)	(524,224)

Balance, January 31, 2002	222,000,000	22,200	0	64,988	0	$(806,583)	(719,395)

Sale of common stock	7,548,000	755		2,645			3,400

Capital contribution cash				2,500			2,500

Net loss for the year ended January 31, 2003	—	—	—	—	—	(481,609)	(481,609)

Balance, January 31, 2003	229,548,000	22,955	0	70,133	0	(1,288,192)	(1,195,104)

Net loss for the year ended January 31, 2004	—	—	—	—	—	(383,021)	(383,021)

Balance, January 31, 2004	229,548,000	$22,955	$0	$70,133	$0	$(1,671,213)	$(1,578,125)

The accompanying notes are an integral part of these consolidated financial statements.

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(continued)

						Deficit
					Deferred	Accumulated	Total
	Common Stock			Additional	Unamortized	During	Stockholders’
	Shares	Par Value	Treasury Shares	Paid in Capital	Stock-based Compensation	Development Stage	Equity (Deficit)

Balance, January 31, 2004	229,548,000	$22,955	$0	$70,133	$0	$(1,671,213)	$(1,578,125)

Founders waive deferred compensation				1,655,031			1,655,031

Private Placement common stock	2,645,210	265		2,512,685			2,512,950

Redeemed shares from Panetta Partners, Ltd	(218,862,474)	(21,886)		(478,114)			(500,000)

Cost associated with recapitalization				(301,498)			(301,498)

Share exchange with Xenomics Founders	2,258,001	226		(226)			0

Issuance of treasury shares to escrow	350,000	35	(35)				0

Private Placement of common stock	1,368,154	136		2,667,764			2,667,900

Issuance of warrants to finders				403,038			403,038

Finders warrants charged cost of capital				(403,038)			(403,038)

Deferred stock based compensation			0	1,937,500	(1,937,500)

Amortization of deferred stock based compensation					245,697		245,697

Stock based compensation expense - non-employees				3,860,007			3,860,007

Net loss for the year ended January 31, 2005	—	—	—	—	—	(5,371,027)	(5,371,027)

Balance, January 31, 2005	17,306,891	$1,731	$(35)	$11,923,282	$(1,691,803)	$(7,042,240)	$3,190,935

The accompanying notes are an integral part of these consolidated financial statements

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(continued)

							Deficit
						Deferred	Accumulated
					Additional	Unamortized	During	Total
	Preferred	Common Stock		Treasury	Paid in	Stock-based	Development	Stockholders’
	Stock	Shares	Par Value	Shares	Capital	Compensation	Stage	Equity

Balance, January 31, 2005	0	17,306,891	$1,731	$(35)	$11,923,282	$(1,691,803)	$(7,042,240)	$3,190,935

Private Placement of common stock - February 2005		102,564	10		199,990			200,000
Payment of finders fees and expenses in cash					(179,600)			(179,600)
Common stock issued to finders		24,461	2		(2)			—

Private Placement of common stock - April 2005		1,515,384	152		2,954,847			2,954,999
Payment of finders fees and expenses in cash					(298,000)			(298,000)
Issuance of warrants to finders at fair value					222,188			222,188
Finders warrants charged to cost of capital		—	—		(222,188)			(222,188)

Sale of Series A Convertible Preferred Stock	2,448,791				322,209			2,771,000
Accretion of Series A Convertible Preferred Stock	322,209						(322,209)
Value of warrants reclassed to derivative financial instrument liability	(567,085)							(567,085)
Payment of finders fees and expenses in cash					(277,102)			(277,102)
Issuance of warrants to finders at fair value					167,397			167,397
Finders warrants charged to cost of capital	—				(167,397)			(167,397)

Retirement of Treasury Shares		(350,000)	(35)	35				—

Shares issued for services		5,000			16,500			16,500

Stock based compensation expense - non-employees					2,928,298			2,928,298

Amortization of deferred stock based compensation						645,832		645,832

Preferred stock dividend							(60,741)	(60,741)

Net loss for twelve months ended January 31, 2006	—	—	—	—	—	—	(7,844,326)	(7,844,326)

Balance, January 31, 2006	$2,203,915	18,604,300	$1,860	$0	$17,590,422	$(1,045,971)	$(15,269,516)	$3,480,710

The accompanying notes are an integral part of these consolidated financial statements

XENOMICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended January 31,		Period from August 4, 1999 (inception) to
	2006	2005	January 31, 2006
Cash flows from operating activities:
Net loss	$(7,844,326)	$(5,371,027)	$(14,886,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,945	9,067	38,012
Stock based compensation expense	3,590,630	4,105,706	7,696,336
Founders compensation contributed to equity	—	74,404	1,655,029
Change in fair value of derivative financial instrument	(161,456)	—	(161,456)
Changes in operating assets and liabilities:
Prepaid expenses	(41,337)	(35,360)	(76,697)
Security deposit	2,475	(58,173)	(55,698)
Accounts payable and accrued expenses	27,623	207,058	234,681
Patent costs	(2,000)	2,161	(2,000)
Total adjustments	3,444,880	4,304,863	9,328,207
Net cash used in operating activities	(4,399,446)	(1,066,164)	(5,558,359)

Cash flows from investing activities:
Acquisition of equipment	(72,983)	(86,562)	(159,545)
Net cash used in investing activities	(72,983)	(86,562)	(159,545)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,154,999	5,180,850	8,428,937
Payment of acquisition costs on common stock	(477,600)	(301,498)	(779,098)
Proceeds from issuance of preferred stock	2,771,000	—	2,771,000
Payment of acquisition costs on preferred stock	(277,102)	—	(277,102)
Purchase of common stock	—	(500,000)	(500,000)
Payment of preferred stock dividend	(60,741)	—	(60,741)
Net cash provided by financing activities	5,110,556	4,379,352	9,582,996

Net increase in cash and cash equivalents	638,127	3,226,626	3,865,092

Cash and cash equivalents at beginning of period	3,226,965	339	—
Cash and cash equivalents at end of period	$3,865,092	$3,226,965	$3,865,092

Supplementary disclosure of cash flow information:
Cash paid for taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW:

On July 2, 2004, Xenomics, Inc., formerly Used Kar Parts, Inc. acquired all of the outstanding common stock of Xenomics Sub, a then un-affiliated California corporation, by issuing 2,258,001 shares of Used Kar Parts, Inc. common stock to Xenomics Sub’s five shareholders (the “Exchange”). The Exchange was made according to the terms of a Securities Exchange Agreement dated May 18, 2004. For accounting purposes, the acquisition has been treated as an acquisition of Used Kar Parts, Inc. by Xenomics Sub and as a recapitalization of Xenomics Sub. Accordingly, the historical financial statements prior to July 2, 2004 are those of Xenomics Sub. In connection with the Exchange, Used Kar Parts, Inc.:

•              Redeemed 1,971,734 shares (218,862,474 shares post-split shares) from Panetta Partners Ltd., a principal shareholder, for $500,000 or $0.0023 per share.

•              Amended its articles of incorporation to change its corporate name to “Xenomics, Inc.” and to split its stock outstanding 111 for 1 (effective July 26, 2004), immediately following the redemption.

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

•              Issued and transferred 350,000 shares of common stock to be held in escrow, in the name of the Company, to cover any undisclosed liabilities of Xenomics Sub. Such shares are being treated as treasury shares. The escrow period was for one year to July 2, 2005 at which time a determination of liability was determined to be none  and the shares were released.

The combined entities (Xenomics, Inc. and Xenomics Sub, referred to as “Xenomics” or “the Company”), are considered to be in the development stage. Since inception August 4, 1999, the Company’s efforts have been principally devoted to research and development, securing and protecting our patents and raising capital. From inception through January 31, 2006, Xenomics has sustained cumulative net losses of $15,269,516. Xenomics’s losses have resulted primarily from expenditures incurred in connection with research and development activities, application and filing for regulatory approval of our proposed products, patent filing and maintenance expenses, outside accounting and legal services and regulatory, scientific and financial consulting fees. From inception through January 31, 2006, Xenomics has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial molecular diagnostic products approved by the Food and Drug Administration, and does not expect to have such for several years, if at all.

Xenomics’s product development efforts are thus in their early stages and Xenomics cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the many uncertainties involved in bringing new drugs to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical testing protocols, the extended regulatory approval and review cycles, the nature and timing of costs and competing technologies being developed by organizations with significantly greater resources.

2. BASIS OF PRESENTATION/GOING CONCERN:

The accompanying consolidated financial statements of Xenomics, which include the results of Xenomics, Inc. a Florida corporation and its wholly owned subsidiary Xenomics, a California corporation (“Xenomics Sub”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

Going Concern Uncertainty

As shown in the accompanying consolidated financial statements, Xenomics has suffered operating losses and negative cash flow from operations since inception and have an accumulated deficit of $15,269,516. Primarily as a result of  private placements of common stock in 2005 and 2006 and proceeds received upon the issuance of preferred stock, Xenomics realized cumulative, aggregate gross proceeds of approximately $11,000,000. As of  January 31, 2006,  Xenomics has a capital surplus of $3,480,710 and a cash balance of $3,865,092. Xenomics expects that its existing capital resources will not be sufficient to fund its operations for the next 12 months. Consequently, it will be required to raise additional capital to complete the development and commercialization of its current product candidates. Xenomics’ auditors stated in their report on the Consolidated Financial Statements for the year ended January 31, 2006, that these conditions raise substantial doubt about its ability to continue as a going concern.

To date, Xenomics’ sources of cash have been primarily limited to the sale of its equity securities. Xenomics cannot be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that impact its ability to conduct business. If Xenomics is unable to raise additional capital when required or on acceptable terms, it may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of its product candidates. Xenomics can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs. Based on the resources available to Xenomics at January 31, 2006, Xenomics will need additional financing to sustain its operations through 2006 and it will need additional financing thereafter. These matters raise substantial doubt about Xenomics’ ability to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS COMBINATIONS - Xenomics has applied Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 141 “Business Combinations” to the Exchange concluded on July 2, 2004. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations” in its entirety. All business combinations in the scope of this Statement are now to be accounted for using only one method, the purchase method. The accompanying consolidated financial statements have been prepared in accordance with SFAS No. 141 and the Company has determined that the acquiring entity, for accounting purposes, was Xenomics Sub.

Thus, while Xenomics, Inc. is the parent and registrant, the results of operations of Xenomics, Inc., the legal acquirer, are included in the consolidated statement of operations only since July 2, 2004 and the date of “inception” for accounting and reporting purposes is August 4, 1999, the date of incorporation of Xenomics Sub.

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

CASH, CASH EQUIVALENTS AND MARKETABLE INVESTMENTS - Xenomics considers all highly liquid debt instruments, including treasury bills, purchased with remaining maturities of three months or less to be cash equivalents.

BUSINESS CONCENTRATIONS AND CREDIT RISKS - All of Xenomics’s cash and cash equivalents as of January 31, 2006 are on deposit with a major money center financial institution, or invested in short term U.S. Treasury Bills, not exceeding maturities of 180 days. Bank deposits at any point in time may exceed federally insured limits.

NET LOSS PER SHARE - Basic and diluted net loss per share is presented in conformity with SFAS No. 128, “Earnings per Share,” for all periods presented. In accordance with SFAS No. 128, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Diluted weighted-average shares are the same as basic weighted-average shares since, due to net losses, the inclusion of issuable shares pursuant to the conversion of preferred stock and the exercise of stock options and warrants would have been antidilutive.

As of January 31, 2006, Xenomics had 1,288,837 shares of common stock issuable upon conversion of the 277,100 shares of Series A convertible preferred stock outstanding. In addition Xenomics had 2,503,501 and 1,511,341common stock warrants outstanding which were 100% vested as of January 31, 2006 and January 31, 2005 respectively. Stock options outstanding totaled 6,655,000 and 5,455,000 as of January 31, 2006 and 2005, respectively. All share and per share amounts have been retroactively restated to reflect the 111 for 1 stock split which was effective October 26, 2004.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Xenomics’s financial instruments consist of cash and accounts payable. These financial instruments are stated at their respective carrying values which are equivalent to fair value due to their short term nature.

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

INCOME TAXES - Income taxes are accounted for under the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or the entire deferred tax asset will not be realized.

ACCOUNTING FOR STOCK BASED COMPENSATION - Xenomics has adopted Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” As provided for by SFAS 123, Xenomics has also elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (“APB 25”).” Accordingly, compensation expense has been recognized based on the intrinsic value of stock issued or options granted to employees and directors for services rendered. Other stock based compensation associated with grants to non-employees, as well as Directors who perform services outside of their Board duties, is measured using the fair value method. Xenomics relies on incentive compensation in the form of stock options to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash during our development stage. Since inception through January 31, 2006 stock based compensation expense totaled $7,696,336 and deferred unamortized stock-based compensation as of January 31, 2006 and 2005 was $1,045,971 and $1,691,803, respectively.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual (see below) and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Had compensation cost for stock options granted to employees and directors been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, Xenomics’s net loss would have been as follows:

	Years Ended January 31,
	2006	2005
Net loss applicable to common stockholders, as reported	$(8,227,276)	$(5,371,027)

Add: Stock-based employee compensation expense recorded under APB No. 25 intrinsic value method	645,833	245,697

Deduct: Stock-based employee compensation expense determined under fair value based method for all employee awards	(1,298,967)	(499,130)

Pro forma net loss	$(8,880,410)	$(5,624,460)

Net loss per share:
Basic and diluted -as reported	$(0.44)	$(0.37)
Basic and diluted -pro forma	$(0.47)	$(0.39)

Range of fair value per share for options granted to employees	$0.02 to $3.10	$0.02 to $3.10

Black-Scholes Methodology Assumptions:

Dividend yield	0%	0%
Risk free interest rate	4.25%	4.25
Expected lives of options	7 years	7 years

Volatility of 0% was used until Xenomics’s common stock began to trade publicly on July 2, 2004. Since July 5, 2004 through January 31, 2006 Xenomics has used 80% volatility to determine fair value of options granted to employees.

RECENT ACCOUNTING PRONOUNCEMENTS AFFECTING THE COMPANY - In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company cannot yet determine the impact on net loss as a result of the adoption of SFAS No 123R.

4. PROPERTY AND EQUIPMENT:

Fixed assets consist of laboratory, testing and computer equipment and fixtures stated at cost. Depreciation expense for the years ended January 31, 2006, 2005 and for the period August 4, 1999 (inception) to January 31, 2006 was $28,945, $9,067 and $38,012, respectively. Property and equipment consisted of the following:

	January 31,	January 31,
	2006	2005
Furniture and fixtures	$6,158	$6,158
Laboratory equipment	153,387	80,404
	159,545	86,562
Less - accumulated depreciation	(38,012)	(9,067)
Property and equipment, net	$121,533	$77,495

5. STOCKHOLDERS’ EQUITY:

All share and per share amounts have been restated to reflect the 111 for 1 stock split which was effected July 26, 2004 as discussed in Note 1.

On July 2, 2004 the Company completed a private placement of 2,645,210 shares of our common stock for aggregate proceeds of $2,512,950, or $0.95 per share. The sale was made to 17 accredited investors directly by us without any general solicitation or broker and thus no finder’s fees were paid. The Company filed a Form D with the Securities and Exchange Commission (“SEC”) and the offering is claimed to be exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

On January 28, 2005, the Company closed the first traunche of a private placement selling 1,368,154 shares of common stock and 367,681 warrants to certain investors (the “Investors”). The securities were sold as a unit (the “Units”) at a price of $1.95 per Unit for aggregate proceeds of $2,667,900. Each Unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock. The warrants are immediately exercisable at $2.95 per share and are exercisable at any time within five years from the date of issuance. The fair value of these Investor warrants using a market price of $4.20 per share on the date of issuance was $1,198,373. The Company also issued an aggregate 123,659 warrants to purchase common stock to various selling agents, which are immediately exercisable at $2.15 per share and will expire five years after issuance. The selling agent warrants had a fair value of $403,038 on the date of issuance and this amount was recorded as a cost of raising capital.

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

In connection with the offer and sale of securities to the Investors the Company also entered into a Registration Rights Agreement, dated as of January 28, 2005, with the Investors pursuant to which the Company agreed to file, within 120 days after the closing, a registration statement covering the resale of the shares of common stock sold to the Investors and the shares of common stock issuable upon exercise of the Warrants issued to the Investors. In the event a registration statement covering such shares of Common Stock is not filed with the SEC by the 120th day after the final closing of the Offering (May 28, 2005), the Company shall pay to the investors, at the Company’s option in cash or common stock, an amount equal to 0.1125% of the gross proceeds raised in the Offering for each 30 day period that the registration statement is not filed with the SEC. On August 1, 2005 the Company filed a Form SB-2 registration statement with the Securities and Exchange Commission and the resulting liquidated damages in the amount of $16,304 was paid to the Investors. Pursuant to this January 28, 2005 Registration Rights Agreement there are no additional liquidated damages for failure to have the registration statement declared effective by a specified date, or for failure to maintain its effectiveness for any specified period of time.

On April 7, 2005, the Company closed the second and final traunche of the private placement of 1,515,384 shares of common stock and 378,846 warrants to certain additional Investors. The securities were sold as a unit (the “Units”) at a price of $1.95 per Unit for aggregate proceeds of $2,954,999. Each Unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock. The warrants are immediately exercisable at $2.95 per share and are exercisable at any time within five years from the date of issuance. The fair value of these Investor warrants using a market price of $2.61 per share on the date of issuance date was $694,335. The Company paid an aggregate $298,000 and issued an aggregate 121,231 warrants to purchase common stock to Axiom Capital Management who acted as the selling agent. The warrants are immediately exercisable at $2.15 per share, will expire five years after issuance. The warrants had a fair value of $222,188 on the date of issuance and this amount was recorded as a cost of raising capital. These April 7, 2005 Investors became parties to the same Registration Rights Agreement as the January 28, 2005 Investors

On July 13, 2005, the Company closed a private placement of 277,100 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and 386,651 warrants to certain investors for aggregate gross proceeds of $2,771,000 pursuant to a Securities Purchase Agreement dated as of July 13, 2005. The warrants sold to the Investors are immediately exercisable at $3.25 per share and are exercisable at any time within five years from the date of issuance. These investor warrants had a fair value of $567,085 on the date of issuance using a market price of $2.40 on that date. In addition the Company paid an aggregate $277,102 and issued an aggregate 105,432 warrants to purchase common stock to certain selling agents. The warrants issued to the selling agents are immediately exercisable at $2.50 per share and will expire five years after issuance. The selling agent warrants had a fair value of $167,397 on the date of issuance and this amount was recorded as a cost of raising capital.

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

As per EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, Company Stock” the Company calculated the value of the warrants issued in connection with this transaction to be $567,085. This amount was recorded as a reduction to the proceeds allocated to Preferred Stock and a corresponding liability was established. This liability has been classified as non-current since the exercise price of these warrants exceeds the market value of the related common shares. These warrants have been marked-to-market and the liability has been adjusted with a corresponding change or benefit recorded in the statement of operations. During the twelve months ending January 31, 2006, the Company recorded a benefit of $161,456.

As per EITF 00-27 “Application of Issue 98-5 to Certain Convertible Instruments” the Company evaluated the preferred stock transaction and accordingly found that there was an associated beneficial conversion feature. The cash purchase and existing conversion were found to contain a beneficial conversion feature totaling $322,209 and the preferred stock was further discounted by this amount. The beneficial conversion amount was then accreted back to the preferred stock in accordance with the conversion provision which allowed for 100% to be converted immediately. The total amount accreted back to the preferred and charged to Deficit Accumulated during Development Stage was $322,209 as of January 31, 2006.

In connection with the offer and sale of the Series A Preferred Stock securities the Company also entered into a Registration Rights Agreement pursuant to which the Company agreed to have a registration statement covering the resale of the common stock attributable to conversion of Series A Preferred Stock and the shares of common stock issuable upon exercise of the preferred warrants, declared effective by October 25, 2005. In the event a registration statement covering such shares of common stock is not declared effective by October 25, 2005 Company shall pay to the investors, at the Company’s option in cash or common stock, an amount equal to 1% of the gross proceeds raised in the Offering for each 30 day period that the registration statement is not declared effective by the SEC. The registration statement filed on August 1, 2005 was not declared effective until March 17, 2006 and the resulting initial liquidated damages of $134,982 was paid to the investors through January 31, 2006.

6. STOCK OPTION PLAN:

In June 2004 the Company adopted the Xenomics Stock Option Plan, as amended (the “Plan”). The Plan authorizes the grant of stock options to directors, eligible employees, including executive officers and consultants. Generally, vesting for options granted under the Plan is determined at the time of grant, and options expire after a 10-year period. Options are granted at an exercise price not less than the fair market value at the date of grant.

A total of 5,000,000 shares have been reserved for issuance under the Plan. As of January 31, 2006, options for 6,655,000 shares were outstanding under the Plan. 1,655,000 of such options have been granted subject to stockholder approval of an increase in the number of shares that can be granted under the plan. With respect to the options granted subject to stockholder approval a measurement date has not occurred and accordingly no compensation expense has been recorded through January 31, 2006. Had the options granted to employees and directors, subject to shareholder approval, been approved on January 31, 2006 the unearned stock-based compensation expense, to be recorded over the remaining required service period of these option would have been $788,431. This amount is the fair value of the options granted subject to stockholder approval, using the Black-Scholes methodology and assuming the company has adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R.

A total of 5,000,000 shares of common stock have been reserved for issuance under the Xenomics Stock Option Plan, as amended (the “Plan”). As of January 31, 2006, options for 6,655,000 shares were outstanding under the Plan. 1,655,000 of such options have been granted subject to stockholder approval of an increase in the number of shares that can be granted under the Plan. On April 4, 2006, at our annual meeting, our stockholders approved a proposal to increase the number of shares available for grant under the Plan from 5,000,000 to 12,000,000. With respect to the options granted prior to stockholder approval, as of January 31, 2006, a measurement date had not occurred and accordingly no compensation expense has been recorded. Our fiscal first quarter Form 10-QSB will reflect stock based compensation expense for any excess of the fair value on the measurement date over the exercise price. Had the 1,655,000 options granted subject to shareholder approval been granted and approved on January 31, 2006 (the measurement date, at which date the market price of our stock was $1.95 per share) Xenomics would have recognized approximately $100,000 of additional stock-based compensation expense during the fiscal year ended January 31, 2006 and would have approximately $1,600,000 of additional deferred unamortized stock based compensation as of January 31, 2006. The stock based compensation costs associated with the 1,655,000 grants approved on April 4, 2006 will be recognized over the remaining period required to fully vesting these options. This requisite service period ranged from 10 months to three years staring April 4, 2006.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and accordingly adopted this standard on February 1, 2006. This statement does not change the accounting guidance for share based payment transactions with parties other than employees as set forth in SFAS 123 and EITF 96-18 “Accounting for Equity Instruments Issued to Other than Employees, for Acquiring, or in connection with selling Goods or Services”.

SFAS 123R provides for two transition methods. The “modified prospective” method requires that share-based compensation expense be recorded for any employee options granted after the adoption date and for the unvested portion of any employee options outstanding as of the adoption date. The “modified retrospective” method requires that, beginning in the first quarter of 2006, all prior periods presented be restated to reflect the impact of share-based compensation expense consistent with the proforma disclosures previously required under SFAS 123. Xenomics elected to use the “modified prospective” in adopting this standard. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which discusses the SEC’s interpretation of SFAS 123R and the related valuation on share-based compensation for public entities. Xenomics is assessing the requirements of SFAS 123R and SAB 107 and the impact that they will have on our consolidated financial statements. While Xenomics cannot precisely determine the impact on net loss and loss per share Xenomics anticipates the adoption of these standards will affect our results of operations to an extent similar to that presented SFAS 123 proforma disclosure included in the accompanying audited consolidated financial statements.

On May 24, 2005, the Compensation Committee, in recognition of the substantial time and effort to our affairs during the past year by each of Gabriele M. Cerrone, Co-Chairman, L. David Tomei, Co-Chairman and President of SpaXen Italia, srl, our joint venture with the Spallanzani National Institute for Infectious Diseases in Rome, Italy, Samuil Umansky, President and Hovsep Melkonyan, Vice President, Research, accelerated the vesting of outstanding stock options dated June 24, 2004 previously granted to each such officers in the amounts of 1,050,000, 1,012,500, 1,012,500 and 675,000, respectively, so that such options vest as of May 24, 2005.

The acceleration did not result in the two affected employees (Mr. Umansky and Mr. Melkonyan) being able to exercise options that would have otherwise expired unexercised therefore no change to our original accounting treatment is required under FIN 44. However if any of the employees terminate their employment prior to the date they would have otherwise fully vested in the award the Company will be required to record compensation expense based on the intrinsic value on the date of modification. Because there were a relatively small number of affected employees, the Company has no basis for recording an estimate of future terminations and accordingly no compensation expense can be recorded until the date of any future terminations prior to the original vesting date. The compensation expense associated with the options granted to the two affected non-employee Directors (Mr. Cerrone and Mr. Tomei), who perform consulting services outside of their Board duties, was measured using the fair value method in accordance with EITF 96-18. Because these grants were awarded in conjunction with consulting agreements the fair value was remeasured (“marked to market”) each quarter during the original vesting (required service) period. The acceleration of these options fixed the measurement date prior to the original vesting therefore the Company expensed the remaining balance of deferred stock based compensation totaling $3,197,694 during the year ended January 31, 2006

The options granted under the Plan may be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options at the discretion of the Board of Directors.

The following represent options outstanding for the years since August 4, 1999 (inception) through January 31, 2006.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.25	3,875,000	8.4 years	$1.25	3,875,000	$1.25
$1.80 - $2.50	2,780,000	9.0 years	$2.29	411,666	$2.25
All Options	6,655,000	8.7 years	$1.68	4,286,666	$1.35

7. INCOME TAXES:

At January 31, 2006, Xenomics had available Federal and state net operating tax loss carry forwards of approximately $5,000,000 expiring through 2025 to offset future taxable income. The net deferred tax asset of approximately $2,000,000 has been fully offset by a valuation allowance due to uncertainties regarding realization of benefits from these future tax deductions. As a result of the change in control provisions of Internal Revenue Code Section 382, a significant portion of these net operating loss carry forwards may be subject to limitation on future utilization.

8. SPAXEN JOINT VENTURE

In March, 2004, Xenomics organized a joint venture with the Spallanzani National Institute for Infectious Diseases (Instituto Nazionale per le Malattie Infettive, “INMI”) in Rome, Italy, in the form of a new R&D company called SpaXen Italia, S.R.L (“SpaXen”). In laboratories provided to SpaXen within INMI, SpaXen scientists work to apply the Tr-DNA technology to a broad variety of infectious diseases. Shares of SpaXen are held 50% by INMI and 50% by Xenomics. SpaXen’s deed of incorporation (Costituzione Di Societa) dated March 11, 2004 provides, among other terms, the following:

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

Tomei, who is also Xenomics’ chairman of the board; in addition, SpaXen has appointed a supervisory board (also referred to as “Board of Auditors” in SpaXen’s deed of incorporation) consisting of three auditors and two deputies;

•                  Dissolution: The shareholders of SpaXen may unanimously vote to dissolve SpaXen prior to the end of the Corporate Term.

•                  In conjunction with the formation of SpaXen, Xenomics and INMI have entered into a certain Shareholder Agreement, which provides, among other terms, the following

•                  As its contribution to SpaXen, Xenomics agreed to assign to SpaXen all rights and patent applications to that portion of the Tr-DNA technology that applies Tr-DNA technology to the field of infectious diseases (the “Contributed IP”);

•                  All profits of SpaXen will be reinvested into research and development of intellectual property applying Tr-DNA technology to pathologies caused by or associated with infectious agents (the “Newly Developed IP”);

•                  INMI will be the sole owner of all Newly Developed IP;

•                  SpaXen will be the sole owner of all intellectual property derived from SpaXen’s research that may be applied in fields other than pathologies caused by or associated with infectious agents (the “Derivative IP”);

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

•                  In the event that a patent is issued based on Newly Developed IP during the term of commercialization rights for Newly Developed IP, the commercialization rights for Newly Developed IP will be extended for the duration of such patent; and

•     Upon dissolution of SpaXen, Xenomics’ commercialization rights for Newly Developed IP will terminate, the Newly Developed IP becomes the property of INMI, the Contributed IP will revert back to Xenomics and all capital surplus will be paid to INMI;

The Shareholder Agreement also stipulated SpaXen and Xenomics will enter into a Collaborative Research and License Agreement, which will further define respective obligations and rights with respect to the above matters.

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

SpaXen also met several exceptions to the scope of FIN46R. First, SpaXen is a not-for-profit entity specifically chartered to only do research and development. Xenomics has exclusive commercialization rights, should a viable product be

developed which is not assured.  Second, INMI, the Company’s 50% partner, is an Italian governmental health   organization.

During the year ended January 31, 2006, after entering into the license agreement discussed above, Xenomics funded, and charged to expense, $45,000 of continuing SpaXen research and development activities. In addition the Company purchased certain laboratory test equipment costing $42,500 and loaned this equipment to SpaXen until the joint venture is dissolved. This equipment has been accounted for as a Xenomics fixed asset and is being depreciated over a 3 year life.

9. COMMITMENTS AND CONTINGENCIES:

LICENSE AGREEMENTS:

On May 18, 2004, Xenomics entered into a Technology Acquisition Agreement with the former Xenomics Sub shareholders under which Xenomics granted an option to the former Xenomics Sub holders to re-purchase Xenomics Sub technology if Xenomics fails to apply at least 50% of the net proceeds of financing it raises to the development of Xenomics Sub technology during the period ending July 1, 2006. The repurchase would constitute an exchange for all Xenomics shares and share equivalents held by the former Xenomics Sub holders at the time such option is exercised

On June 28, 2005, Xenomics, The Spallanzani National Institute for Infectious Diseases (“INMI”) and SpaXen Italia, S.R.L., a joint venture between Xenomics and INMI (“SpaXen”), entered into a license agreement in which INMI granted to SpaXen an exclusive license to manufacture, have manufactured, use, import, offer to sell and/or sell products covered by certain existing and newly developed intellectual property assigned to INMI, pertaining to the application of Tr- DNA technology to the field of infectious diseases. In addition, SpaXen granted Xenomics an exclusive sublicense to manufacture, use, import and/or sell any products covered by the same INMI intellectual property licensed by SpaXen from INMI. Pursuant to the license agreement Xenomics agreed to pay to SpaXen a running royalty of 2% of the Company’s net sales of any product resulting from the licensed INMI intellectual property. SpaXen has agreed to pay INMI a running royalty of 50% of the royalty fees paid by Xenomics. SpaXen’s primary research and development targets will be tests for diagnosis of AIDS, hepatitis B, tuberculosis, malaria, and leishmaniasis diseases with the highest levels of morbidity and mortality.

EMPLOYMENT AND CONSULTING AGREEMENTS:

On January 16, 2006, Xenomics appointed Frederick Larcombe as Chief Financial Officer and on March 27, 2006 entered into an employment agreement for a term of one year which will automatically be renewed for successive one year periods until either party provides the other with written notice of their intent not to renew. Mr. Larcombe will be paid an annual salary of $140,000 and is eligible for a cash bonus of up to 20% of base annual salary. Mr. Larcombe received a grant of 200,000 incentive stock options with an exercise price of $1.88 per share which vest in equal amounts over a period of three years beginning March 27, 2007. The employment agreement contains a provision pursuant to which all of the unvested stock options will vest and the exercise period of such options shall be extended to the later of the longest period permitted by the Company’s stock option plans or ten years following the termination dated in the event there is a change in control of the Company and Mr. Larcombe is terminated by the Company within two years after the change in control or by Mr. Larcombe for Good Reason (as defined in the employment agreement). The stock options have been granted subject to stockholder approval of an increase in the number of shares available for grant under the Company’s stock option plan.

On June 27, 2005, Xenomics entered into an agreement with Gabriele M. Cerrone, the Company’s Co-Chairman, to serve as a consultant for a term of three years effective July 1, 2005 with automatic renewal for successive one year periods unless either party gives notice to the other not to renew the agreement. The duties of Mr. Cerrone pursuant to the agreement consist of business development, strategic planning, capital markets and corporate financing consulting advice. Mr. Cerrone’s compensation under the agreement is $16,500 per month. Pursuant to the agreement the Company paid Mr. Cerrone a $50,000 signing bonus in July 2005. Mr. Cerrone is eligible each year of the agreement for a cash bonus of up to 15% of his base annual compensation of $198,000. In the event the agreement is terminated without cause or for good reason, Mr. Cerrone will receive a cash payment equal to the aggregate amount of the compensation payments for the then remaining term of the agreement. In addition, in such event, all unvested stock options owned by Mr. Cerrone will immediately vest and the exercise period of such options will be extended to the later of the longest period permitted by the Company’s stock option plans or ten years following termination. In the event a change of control of the Company occurs, Mr. Cerrone shall be entitled to such compensation upon the subsequent termination of the agreement within two years of the change in control unless such termination is the result of Mr. Cerrone’s death, disability or retirement or Mr. Cerrone’s termination for cause.

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

On February 14, 2005, Xenomics entered into an employment agreement with Bernard Denoyer, pursuant to which Mr. Denoyer will serve as Vice President-Controller for a period of 1 year commencing February 14, 2005. The agreement is automatically renewed for successive 1 year periods until written notice not to renew is delivered by either Xenomics or Mr. Denoyer. Mr. Denoyer’s salary is $75,000 per year. In connection with the employment agreement, Mr. Denoyer received a grant of 75,000 incentive stock options pursuant to Xenomics’s stock option plan with an exercise price of $2.50 per share. Such options will vest at the rate of 25,000 per year for a period of three years beginning on January 14, 2006. On February 15, 2006 Mr. Denoyer notified Xenomics that he would not renew his agreement, resigned from his position as Vice President, Controller, and entered into a one year consulting agreement to provide per-diem accounting services.

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

Pursuant to the Agreement, Xenomics issued warrants to purchase 1,000,000 shares of Common Stock of Xenomics to Trilogy, at an exercise price of $2.95 per share (the “Warrants”). The exercise price was determined to be consistent with the price of the warrants being offered to purchasers as part of an investment unit in the then operative private placement memorandum. The Warrants issued to Trilogy are exercisable upon issuance and expire on December 13, 2007. Xenomics has agreed to file a registration statement with the Securities and Exchange Commission registering for resale the shares of Common Stock underlying the Warrants. The Fair Value of the Warrants using the Black-Scholes methodology is $2,630,440 which was recorded as stock-based compensation expense in the twelve months ended January 31, 2005.

On September 3, 2004, Dr. Randy White and Xenomics entered into a letter agreement. Pursuant to the letter agreement, Xenomics employed Dr. White as Chief Executive Officer for a period of 3 years commencing September 13, 2004 at an annual base salary of $215,000. The Company agreeded to rent for Dr. White’s benefit a studio apartment in New York, New York. Dr. White was granted an aggregate 1,425,000 incentive stock options pursuant to Xenomics’s Plan with an exercise price of $2.25 per share. 300,000 of such options vest on the first anniversary of the date of the Letter Agreement, 350,000 of such options vest on the second anniversary of the date of the letter agreement and 400,000 of such options vest on the third anniversary of the date of the letter agreement (the “Sale Options”), each assuming Dr. White is still employed by Xenomics on the date of vesting. The remaining 375,000 options vest in the event there is a sale of Xenomics for consideration equal to $15.00 per share or more. In the event there is a sale of Xenomics for consideration exceeding $9.25 per share, Dr. White would have been entitled to a cash bonus of $500,000 and all of his unvested Sale Options would have immediately vested. In the event there is a sale of Xenomics for consideration equal to $15.00 per share or more, Dr. White was entitled to a cash bonus of $750,000. In addition, at any time during the term of his employment, in the event the stock price of the common stock of Xenomics exceeded $9.25 per share for 60 consecutive trading days, all of Dr. White’s unvested Sale Options would have immediately vested. On February 23, 2006, V. Randy White, Ph.D., the Company’s Chief Executive Officer, left the Company to pursue other interests. As of May 12, 2006, the Company is in discussions with Dr. White regarding a severance agreement.

On July 2, 2004, the Company entered into an employment agreement with Samuil Umansky, Ph.D., pursuant to which Dr. Umansky serves as Xenomics’s President and Chief Scientific Officer. Dr. Umansky’s employment agreement is for a term of 36 months beginning June 24, 2004 and is automatically renewable for successive one year periods at the end of the term. Dr. Umansky’s current salary is $205,000 per year and he is eligible to receive a cash bonus of up to 50% of his salary per year upon the achievement of certain milestones. In connection with the employment agreement, Dr. Umansky received a grant of 1,012,500 stock options which vest in annual installments of 253,125, 303,750 and 455,625 and are exercisable at $1.25 per share.

On July 2, 2004, the Company entered into an employment agreement with Hovsep Melkonyan, Ph.D., pursuant to which Dr. Melkonyan serves as Vice President, Research for a term of 36 months beginning June 24, 2004, which is automatically renewable for successive one year periods at the end of the term. Dr. Melkonyan’s current salary is $170,000 per year and he is eligible to receive a cash bonus of up to 50% of his salary per year upon the achievement of certain milestones. In connection with the employment agreement, Dr. Melkonyan received a grant of 675,000 stock options which vest in annual installments of 168,750, 202,500 and 303,750 and are exercisable at $1.25 per share.

On July 2, 2004, the Company entered into a consulting agreement with L. David Tomei, Ph.D., pursuant to which Dr. Tomei agreed to serve as Co-Chairman of Xenomics’s Board. Dr. Tomei’s consulting agreement is for a term of 36 months beginning June 24, 2004 and is automatically renewable for successive one year periods at the end of the term. Dr. Tomei’s current annual consulting fee is $205,000 per year and he is eligible to receive cash bonuses of up to 50% of his consulting fee per year, or $87,500, upon the achievement of certain milestones. Dr. Tomei received a grant of 1,012,500 stock options which vest in annual installments of 253,125; 303,750 and 455,625 and is exercisable at $1.25 per share.

DEFERRED FOUNDERS COMPENSATION

On August 15, 2000 Dr. Tomei, Mr. Umansky and Mr. Melkonyan (collectively the “Founders”) entered into employment agreements with the Company pursuant to which each Founder contributed 100% of their time to the Company with payment of their compensation deferred until the Company was sufficiently funded, sold or merged with another company.  In accordance with SAB 107, Topic 5, section T, the value of services performed by the Founders and principal shareholders was recorded as a liability and compensation expense. On April 12, 2004, in contemplation of entering into the Securities Exchange Agreement with Used Kar Parts, Inc. the Founders terminated their agreements, waiving any claims to be paid deferred compensation. On April 12, 2004, $1,655,031 of deferred Founders’ compensation liability, which had accumulated since August 15, 2000, was deemed an equity contribution and converted to additional paid in capital. Deferred founders compensation expense totaled $0 and $74,404 for the years ended January 31, 2006 and 2005, respectively.

LEASE AGREEMENTS:

On September 15, 2004, Xenomics entered into a seven year lease for its corporate headquarters in New York City with an approximate rent of $75,000 annually through September 30, 2011. On September 1, 2004, Xenomics entered a two year lease for laboratory space in New Jersey, with an approximate rent of $90,000 annually through August 31, 2006. During the years ended January 31, 2006, 2005 and for the period from August 4, 1999 (inception) to January 31, 2006, total rent expense was approximately $160,000, $75,000, and $235,000 respectively. No rent expense was incurred prior to September 1, 2004. Total annual commitments under these leases for each of the twelve months ended January 31, are as follows:

2007	$125,342
2008	75,041
2009	76,542
2010	78,073
2011	79,634
2012	53,793
Total	$488,425

10. RESTATEMENTS

During the twelve months ended January 31, 2006, the Company received several comment letters from the Securities and Exchange Commission in connection with its Form SB-2 which was filed in August 2005.  In response to these comment letters, the Company’s financial statements for the twelve months ended January 31, 2005 and the interim periods within the nine months ended October 31, 2005 were restated.  Such restatements related to the accounting for the Company’s acquisition of Xenomics Sub, deferred founders’ compensation contributed to capital, stock based compensation expense, and derivative financial instruments and are described in the Company’s Amendment No. 5 to Form SB-2 filed with the Commission on March 15, 2006.

11. SUBSEQUENT EVENTS:

On April 4, 2006, the Board of Directors of Xenomics appointed Colin J. Foster, a director of Xenomics to serve until the next annual meeting of the stockholders of Xenomics and/or until his successor has been duly elected and qualified. Since December 2004, Mr. Foster has been a consultant and has been active as a board member of the University of New Haven. From April 2002 to December 2004, Mr. Foster was President and Chief Executive Officer of Bayer Pharmaceuticals Corporation, and Regional Head, North American Pharmaceuticals, part of Bayer AG. In addition, Mr. Foster was United Kingdom/Ireland Region Head, Diagnostics Division of Bayer AG from June 1999 to April 2002.

On April 18, 2006, the Board of Directors of Xenomics amended the stock option agreement of Christoph Bruening, a former director of the Company, to immediately vest an additional 20,000 stock options in addition to the 20,000 stock options currently vested and to lengthen the exercise period of such vested options to ten years from January 16, 2006.