Form 10QSB
period 2006-04-30
XENOMICS INC
filed 2006-06-20
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-103083

XENOMICS, INC.

(Name of small business issuer in its charter)

Florida	04-3721895
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 1701, New York, New York 10170

(Address of principal executive offices) (Zip Code)

(212) 297-0808

(Registrant’s telephone number)

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

☐ Yes ☒ No

As of June 19, 2006, the registrant had 19,207,832 shares of common stock, par value $0.0001, outstanding.

XENOMICS, INC.

(A Development Stage Company)

INTRODUCTORY NOTE

This Report on Form 10-QSB for Xenomics, Inc. (the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-KSB for the year ended January 31, 2006 and other periodic reports filed with the SEC. Accordingly, to the extent that this Quarterly Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Xenomics, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	April 30, 2006	January 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,499,906	$3,865,092
Receivables	12,322	12,128
Prepaid expenses	31,941	64,569
Total current assets	2,544,169	3,941,789

Property and equipment, net	113,352	121,533
Deposits	55,698	55,698
Other assets	0	2,000

Total assets	$2,713,219	$4,121,020
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$245,582	$234,681
Total liabilities	245,582	234,681

Derivative financial instruments	365,959	405,629

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 157,340 and 277,100 shares outstanding at April 30, 2006 and January 31, 2006, respectively, designated as Series A Preferred Stock with liquidation preference of $1,573,403 and $2,780,237 at April 30, 2006 and January 31, 2006, respectively	1,251,406	2,203,915
Common stock, $0.0001 par value, 100,000,000 shares authorized, 19,161,322 and 18,604,300 issued and outstanding at April 30, 2006 and January 31, 2006, respectively	1,916	1,860
Additional paid-in capital	18,052,563	17,590,422
Deferred stock based compensation	0	(1,045,971)
Deficit accumulated during development stage	(17,204,207)	(15,269,516)
Total stockholders’ equity	2,101,678	3,480,710

Total liabilities and stockholders’ equity	$2,713,219	$4,121,020

The accompanying notes are an integral part of these financial statements

Xenomics, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30		For the period August 4, 1999 (Inception) to
	2006	2005	April 30, 2006
Revenues	$0	$0	$0
Operating expenses:
Research and development:
Non-cash charge (benefit) for stock-based compensation	34,278	(132,249)	2,075,411
Other	813,830	296,646	4,982,238
Total	848,108	164,397	7,057,649
General and administrative
Non-cash charge for stock-based compensation	521,381	24,311	6,176,584
Other	571,788	575,283	3,769,276
Total	1,093,169	599,594	9,945,860

Total operating expenses	1,941,277	763,991	17,003,509

Operating loss	(1,941,277)	(763,991)	(17,003,509)

Other (income) expense:
Other income	24,969	12,124	174,161
Other expense	(30,343)	0	(165,325)
Change in fair value of derivative financial instrument	39,670	0	201,126
Total other expense	34,296	12,124	209,962

Net loss	(1,906,981)	(751,867)	(16,793,547)

Items attributed to preferred stock:
Preferred stock dividend	(27,710)	0	(88,451)
Accretion on Series A preferred stock	0	0	(322,209)
Net loss attributable to common shareholders	(1,934,691)	(751,867)	(17,204,207)

Weighted average shares of common stock outstanding:
Basic and diluted	18,788,629	17,716,394
Net loss per common share:
Basic and diluted	$(0.10)	$(0.04)

The accompanying notes are an integral part of these financial statements.

Xenomics, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders’ Equity (Deficiency)
(Unaudited)

	Preferred Stock		Common Stock		Treasury	Additional Paid-In	Deferred Stock Based	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Capital	Compensation	Stage	Total
Balance, August 4, 1999 (Inception)	0	$0	0	$0	$0	$0	$0	$0	$0
Issuance of common stock to founders for cash at $0.0002 per share			222,000,000	22,200		19,800			42,000
Net loss								(14,760)	(14,760)
Balance, January 31, 2000	0	0	222,000,000	22,200	0	19,800	0	(14,760)	27,240
Net loss								(267,599)	(267,599)
Balance, January 31, 2001	0	0	222,000,000	22,200	0	19,800	0	(282,359)	(240,359)
Capital contribution of cash						45,188			45,188
Net loss								(524,224)	(524,224)
Balance, January 31, 2002	0	0	222,000,000	22,200	0	64,988	0	(806,583)	(719,395)
Issuance of common stock for cash at $0.0005 per share			7,548,000	755		2,645			3,400
Capital contribution of cash						2,500			2,500
Net loss								(481,609)	(481,609)
Balance, January 31, 2003	0	0	229,548,000	22,955	0	70,133	0	(1,288,192)	(1,195,104)
Net loss								(383,021)	(383,021)
Balance, January 31, 2004	0	0	229,548,000	22,955	0	70,133	0	(1,671,213)	(1,578,125)
Waiver of founders’ deferred compensation						1,655,031			1,655,031
Issuance of common stock and warrants for cash at $0.95 per share			2,645,210	265		2,512,685			2,512,950

Redemption of shares held by Panetta Partners, Inc.			(218,862,474)	(21,886)		(478,114)			(500,000)
Costs associated with recapitalization						(301,499)			(301,499)
Share exchange with founders			2,258,001	226		(226)			0
Issuance of treasry shares to escrow			350,000	35	(35)				0
Issuance of common stock and warrants for cash at $1.95 per share			1,368,154	136		2,667,764			2,667,900
Issuance of warrants to finders						403,038			403,038
Finders warrants charged to cost of capital						(403,038)			(403,038)
Deferred stock-based compensation						1,937,500	(1,937,500)		0
Amortization of deferred stock-based compensation							245,697		245,697
Options issued to consultants						1,229,568			1,229,568
Warrants issued to consultants						2,630,440			2,630,440
Net loss								(5,371,027)	(5,371,027)
Balance, January 31, 2005	0	$0	17,306,891	$1,731	$(35)	$11,923,282	$(1,691,803)	$(7,042,240)	$3,190,935

The accompanying notes are an integral part of these financial statements.

Xenomics, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders’ Equity (Deficiency) - Continued
(Unaudited)

	Preferred Stock		Common Stock		Treasury	Additional Paid-In	Deferred Stock Based	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Shares	Capital	Compensation	Stage	Total
Balance, January 31, 2005	0	$0	17,306,891	$1,731	$(35)	$11,923,282	$(1,691,803)	$(7,042,240)	$3,190,935
Issuance of common stock and warrants for cash at $1.95 per share			102,564	10		199,990			200,000
Payment of finders fees and expenses in cash						(179,600)			(179,600)
Common stock issued to finders			24,461	2		(2)			0
Issuance of common stock and warrants for cash at $1.95 per share			1,515,384	152		2,954,847			2,954,999
Payment of finders fees and expenses in cash						(298,000)			(298,000)
Warrants issued to finders						222,188			222,188
Finders warrants charged to cost of capital						(222,188)			(222,188)
Issuance of preferred stock and warrants for cash at $10.00 per share	277,100	2,448,791				322,209			2,771,000
Accretion of preferred stock		322,209						(322,209)	0
Value of warrants reclassified to derivative financial instrument liability		(567,085)							(567,085)
Payment of finders fees and expenses in cash						(277,102)			(277,102)
Warrants issued to finders						167,397			167,397
Finders warrants charged to cost of capital						(167,397)			(167,397)
Retirement of treasury shares			(350,000)	(35)	35				0
Common stock issued for services			5,000	0		16,500			16,500
Stock-based compensation expense for non-employees						2,928,298			2,928,298
Amortization of deferred stock-based compensation							645,832		645,832
Preferred stock dividend								(60,741)	(60,741)
Net loss								(7,844,326)	(7,844,326)
Balance, January 31, 2006	277,100	2,203,915	18,604,300	1,860	0	17,590,422	(1,045,971)	(15,269,516)	3,480,710
Conversion of Preferred Stock	(119,760)	(952,509)	557,022	56		952,453			0
Implementation of SFAS 123R						(1,045,971)	1,045,971		0
Stock based compensation						555,659			555,659
Preferred Stock dividend								(27,710)	(27,710)
Net loss								(1,906,981)	(1,930,124)
Balance, April 30, 2006	157,340	1,251,406	19,161,322	1,916	0	18,052,563	0	(17,204,207)	2,101,678

The accompanying notes are an integral part of these financial statements.

Xenomics, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended		For the period August 4, 1999
	April 30		(Inception) to April 30,
	2006	2005	2006

Operating activities:

Net loss	$(1,906,981)	$(751,867)	$(16,793,547)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,181	4,533	46,193
Stock based compensation expense	555,659	(107,938)	8,251,995
Founders compensation contributed to equity	0	0	1,655,029
Increase (decrease) in fair value of derivative financial instrument	(39,670)	0	(201,126)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(12,322)	0	(12,322)
(Increase) decrease in prepaid expenses	44,756	(9,141)	(31,941)
(Increase) decrease in deposits	0	2,565	(55,698)
(Increase) decrease in other assets	2,000	0	0
Increase (decrease) in accounts payable and accrued expenses	10,901	(25,651)	245,582
Net cash used in operating activities	(1,337,476)	(887,499)	(6,895,835)

Investing activities:

Purchase of property and equipment	0	(29,575)	(159,545)

Net cash provided by investing activities	0	(29,575)	(159,545)

Financing activities:

Proceeds from sale of common stock net of expenses	0	3,154,399	8,428,937
Payment of acquisition costs on common stock	0	(477,000)	(779,098)
Proceeds from sale of preferred stock net of expenses	0	0	2,771,000
Payment of acquisition costs on preferred stock	0	0	(277,102)
Redemption of common stock	0	0	(500,000)
Payment of preferred stock dividends	(27,710)	0	(88,451)
Net cash provided by financing activities	(27,710)	2,677,399	9,555,286
Net change in cash	(1,365,186)	1,760,325	2,499,906

Cash - Beginning of period	3,865,092	3,226,965	0

Cash - End of period	$2,499,906	$4,987,290	$2,499,906

Supplemental disclosure of non-cash investing and financing activities:

Cash paid for taxes	$0	$0	$0
Cash paid for interest	$0	$0	$0

The accompanying notes are an integral part of these financial statements

XENOMICS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2006
(UNAUDITED)

1. BUSINESS OVERVIEW:

Xenomics, Inc. (“Xenomics” or the “Company”) is considered to be in the development stage. Since inception on August 4, 1999, Xenomics’ efforts have been principally devoted to research and development, securing and protecting its patents and raising capital. From inception through April 30, 2006, Xenomics has sustained cumulative net losses of $16,793,547. Xenomics’ losses have resulted primarily from expenditures incurred in connection with salaries and facilities cost associated with research and development activities, application and filing for regulatory approval of its proposed products, patent filing and maintenance expenses, outside accounting and legal services and regulatory, scientific and financial consulting fees as well as stock-based compensation expense. From inception through April 30, 2006, Xenomics has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities and does not currently have any commercial molecular diagnostic products approved by the Food and Drug Administration, and does not expect to have such for several years, if at all.

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

2. BASIS OF PRESENTATION/GOING CONCERN:

The condensed consolidated interim financial information as of April 30, 2006 and for the three-month period ended April 30, 2006 and 2005 and for the cumulative period from August 4, 1999 to April 30, 2006, has been prepared without audit, pursuant to the rules and regulations of Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes threto, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2006, previously filled with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of April 30, 2006, and results of operations, cash flows and shareholders’ equity (deficiency) for the three months ended April 30, 2006 and 2005 and for the cumulative period from August 4, 1999 to April 30, 2006, as applicable, have been made. The results of operations for the thre months ended April 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Going Concern Uncertainty

As shown in the accompanying consolidated financial statements, Xenomics has suffered operating losses and negative cash flow from operations since inception and has an accumulated deficit of $17,204,207. Primarily as a result of private placements of common stock in 2005 and 2006 and proceeds received upon the issuance of preferred stock, Xenomics realized net proceeds of approximately $10,000,000. As of April 30, 2006, Xenomics has a capital surplus of $2,101,678 and a cash balance of $2,499,906. Xenomics expects that its existing capital resources will not be sufficient to fund its operations for the next twelve months. Consequently, it will be required to raise additional capital to complete the development and commercialization of its current product candidates. Xenomics’ auditors stated in their report on the Consolidated Financial Statements for the year ended January 31, 2006, that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To date, Xenomics’ sources of cash have been primarily limited to the sale of its equity securities. Xenomics cannot be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If Xenomics is unable to raise additional capital when required or on acceptable terms, it may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of its product candidates. Xenomics can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs. Based on the resources available to Xenomics at April 30, 2006, Xenomics will need additional financing to sustain its operations through 2006 and it will need additional financing thereafter. These matters raise substantial doubt about Xenomics’ ability to continue as a going concern.

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

As of April 30, 2006, Xenomics had 731,814 shares of common stock issuable upon conversion of the 157,340 shares of Series A convertible preferred stock outstanding. In addition Xenomics had 2,503,501 and 2,011,418 common stock warrants outstanding which were 100% vested as of April 30, 2006 and 2005, respectively. Stock options outstanding totaled 7,135,000 and 5,495,000 as of April 30, 2006 and 2005, respectively. All share and per share amounts have been retroactively restated to reflect the 111 for 1 stock split which was effective July 26, 2004.

4. STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), Share-Based Payments (“SFAS 123R”). SFAS 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and accordingly Xenomics adopted this standard on February 1, 2006.

For all awards granted prior to February 1, 2006, the unrecognized portion of stock based compensation will be recognized as an expense on a straight line basis over the remaining requisite service period, ranging from nine to thirty six months. Xenomics has chosen the modified prospective method for transitioning to the new standard and accordingly the financial results for prior periods have not been restated. The adoption of SFAS 123R increased net loss for the three months ended April 30, 2006 by approximately $538,000 for stock based compensation cost related to employee stock options. The remaining unrecognized compensation cost related to non-vested share-based compensation arrangements for all employee stock options outstanding at April 30, 2006, as measured at the date of grant, was approximately $3,086,000.

Effective with the adoption of SFAS 123R stock-based compensation expense related to Xenomics’s share-based compensation arrangements attributable to employees is being recorded as a component of general and administrative expense and research and development expense in accordance with the guidance of Staff Accounting Bulletin 107 , Topic 14, paragraph F . Classification of Compensation Expense Associated with Share-Based Payment Arrangements (“SAB 107”). Prior period financial statement accounts have been reclassified to conform to this presentation. Stock-based compensation expense related to employee and non-employee stock options recognized in the operating results for the three months ended April 30, 2006, April 30, 2005 and for the period from August 4, 1999 (inception) through April 30, 2006 is as follows:

	Three Months	Three Months	Inception
	Ended	Ended	Through
	April 30,	April 30,	April 30,
	2006	2005	2006
Stock-based compensation expense related to employees	$538,656	$161,459	$1,430,187
Stock-based compensation expense (benefit) not related to employees	17,003	(269,397)	6,821,808
Total	$555,659	$(107,938)	$8,251,995

The estimated fair value of each employee option award granted was determined in accordance with SFAS 123R on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option granted during the three months ended April 30, 2006 and 2005:

	Employee options granted during the three months ended April 30,
	2006	2005
Risk free interest rate	4.5%	4.25%
Dividend yield	0.0%	0.0%
Volatility	80%	80%
Expected Life	3 to 7 years	7 years

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of Xenomics’ employee stock options. The expected volatility is based on the historical volatility of Xenomics’ stock. The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. The computation of the expected option term is based on expectations regarding future exercises of options which generally vest over 3 years and have a 10 year life.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on historical Company experience Xenomics estimated future unvested option forfeitures at 6% as of February 1, 2006 and incorporated this rate in estimated fair value of employee option grants.

Xenomics’ determination of fair value is affected by Xenomics’ stock price as well as the assumptions discussed above that require judgment. The weighted-average fair value of all options granted during the three months ended April 30, 2006, estimated as of the grant date using the Black-Scholes option valuation model, was $1.16 per share. A summary of the changes in options outstanding during the three months ended April 30, 2006 is as follows:

	Number of	Weighted Average
	Shares	Price Per Share
Outstanding at February 1, 2006	6,655,000	$1.68
Granted	500,000	1.88
Exercised	—
Terminated	20,000	1.68
Outstanding at April 30, 2006	7,135,000	$1.70
Options exercisable at April 30, 2006	4,606,667	$1.41

The weighted average remaining term of all options outstanding decreased from 8.7 years at January 31, 2006 to 8.5 years at April 30, 2006.

SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to Xenomics’ accumulated deficit position, no tax benefits have been recognized in the cash flow statement.

Prior to February 1, 2006, Xenomics had adopted Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” As provided for by SFAS 123, Xenomics had elected to continue to account for its stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (“APB 25”).” Accordingly, compensation expense had been recognized to the extent of employee or director services rendered based on the intrinsic value of stock options granted under the plan.

The balance of deferred unamortized stock based compensation as of January 31, 2006 of $1,045,971, prior to adoption of SFAS 123R, has been eliminated against the appropriate equity accounts as prescribed by paragraph seventy-four of SFAS 123R during the quarter ended April 30, 2006.

Had compensation cost for stock options granted to employees and directors prior to February 1, 2006 been determined based upon the fair value at the grant date for awards, consistent with the methodology prescribed under SFAS 123, Xenomics’ net loss for the three months ended April 30, 2005 would have been as follows:

Three months ended
April 30,
2005

Net loss, as reported	$(751,867)
Add: Stock-based employee compensation expense recorded under APB No. 25 intrinsic value method	161,458

Deduct: Stock-based employee compensation expense determined under fair value based method	(324,742)

Pro forma net loss	$(915,151)

Net loss per share:
Basic and diluted -as reported	$(0.04)

Basic and diluted -pro forma	$(0.05)

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

Pursuant to a services agreement with Trilogy Capital Partners (Trilogy), Xenomics issued warrants to Trilogy to purchase 1,000,000 shares of Common Stock of Xenomics at an exercise price of $2.95 per share (the “Warrants”). The exercise price was determined to be consistent with the price of the warrants being offered to purchasers as part of an investment unit in the then operative private placement memorandum. The Warrants issued to Trilogy are exercisable upon issuance and expire on December 13, 2007. In connection with the issuance of these warrants, Xenomics agreed to file a registration statement with the Securities and Exchange Commission (SEC) registering for resale the shares of Common Stock underlying the Warrants. That registration statement was declared effective by the SEC on March 17, 2006. The fair value of the Warrants using the Black-Scholes methodology is $2,630,440 which was immediately expensed. The following assumptions were used to determine fair value: (i) stock price $4.20 per share (ii) no dividend (iii) risk free interest rate 4.5% (iv) volatility of 80%.

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

During the quarter ended April 30, 2006 119,760 Series A Preferred shares were converted to 557,022 shares of common stock.

As per EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, Company Stock” the Company calculated the value of the warrants issued in connection with this transaction to be $567,085. This amount was recorded as a reduction to the proceeds allocated to Preferred Stock and a corresponding liability was established. This liability has been classified as non-current since the exercise price of these warrants exceeds the market value of the related common shares. These warrants have been marked-to-market and the liability has been adjusted with a corresponding charge or benefit recorded in the statement of operations. During the three months ended April 30, 2006, and for the period from August 4, 1999 (Inception) through April 30, 2006, the Company recorded benefits of $39,670 and $201,126, respectively.

As per EITF 00-27 “Application of Issue 98-5 to Certain Convertible Instruments” the Company evaluated the preferred stock transaction and accordingly found that there was an associated beneficial conversion feature. The cash purchase and existing conversion were found to contain a beneficial conversion feature totaling $322,209 and the preferred stock was further discounted by this amount. The beneficial conversion amount was then accreted back to the preferred stock in accordance with the conversion provision which allowed for 100% to be converted immediately. The total amount accreted back to the preferred and charged to Deficit Accumulated during Development Stage was $322,209 as of April 30, 2006.

In connection with the offer and sale of the Series A Preferred Stock securities the Company also entered into a Registration Rights Agreement pursuant to which the Company agreed to have a registration statement covering the resale of the common stock attributable to conversion of Series A Preferred Stock and the shares of common stock issuable upon exercise of the preferred warrants, declared effective by the SEC. By October 25, 2005. In the event a registration statement covering such shares of common stock was not declared effective by October 25, 2005, the Company was required to pay a penalty to the investors, at the Company’s option in cash or common stock, an amount equal to 1% of the gross proceeds raised in the Offering for each 30 day period that the registration statement is not declared effective by the SEC. The registration statement filed on August 1, 2005 was not declared effective until March 17, 2006 and a penalty of $134,982 was paid to the investors through April 30, 2006.

6. STOCK OPTION PLAN:

In June 2004 the Company adopted the Xenomics Stock Option Plan, as amended (the “Plan”). The Plan authorizes the grant of stock options to directors, eligible employees, including executive officers and consultants. Generally, vesting for options granted under the Plan is determined at the time of grant, and options expire after a ten year period. Options are granted at an exercise price not less than the fair market value at the date of grant.

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

7. COMMITMENTS AND CONTINGENCIES:

EMPLOYMENT AND CONSULTING AGREEMENTS:

On September 3, 2004, Dr. V. Randy White and Xenomics entered into a letter agreement whereby Xenomics employed Dr. White as Chief Executive Officer for a period of 3 years commencing September 13, 2004 at an annual base salary of $215,000. Dr. White was granted an aggregate 1,425,000 incentive stock options pursuant to Xenomics’s Plan with an exercise price of $2.25 per share. Such options vested 300,000, 350,000, and 400,000 of such options vest on the first, second, and third anniversary dates, respectively, of the Letter Agreement. The remaining 375,000 options would vest in the event of a sale of Xenomics for consideration equal to $15.00 per share or more. In the event of a sale of Xenomics for consideration exceeding $9.25 per share, Dr. White would have been entitled to a cash bonus of $500,000 and all of his unvested Sale Options would have immediately vested. In the event there was a sale of Xenomics for consideration equal to $15.00 per share or more, Dr. White was entitled to a cash bonus of $750,000. In addition, at any time during the term of his employment, in the event the stock price of the common stock of Xenomics exceeded $9.25 per share for sixty consecutive trading days, all of Dr. White’s unvested Sale Options would have immediately vested. On February 23, 2006, Dr. White left the Company to pursue other interests. As of June 19, 2006, the Company is in discussions with Dr. White regarding a severance agreement.

8. RESTATEMENTS

During the twelve months ended January 31, 2006, the Company received several comment letters from the Securities and Exchange Commission in connection with its Form SB-2 which was filed in August 2005. In response to these comment letters, the Company’s financial statements for the twelve month period ended January 31, 2005 and the interim periods within the nine month period ended October 31, 2005 were restated. Such restatements related to the accounting for the Company’s acquisition of Xenomics Sub, deferred founders’ compensation contributed to capital, stock based compensation expense, and derivative financial instruments and are described in the Company’s Amendment No. 5 to Form SB-2 filed with the Commission on March 15, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Since inception on August 4, 1999 through April 30, 2006, we have sustained cumulative net losses of $16,793,547. Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses. From inception through April 30, 2006, we have not generated any revenue from operations. We expect to incur additional losses to perform further research and development activities. We do not currently have any commercial products and we do not expect to have any for the foreseeable future. Our product development efforts are in their early stages and we cannot make estimates of the costs or the time it will take to complete. The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs. Net cash inflows from any products developed may take several years to achieve.

Results of Operations

Three Months Ended April 30, 2006 and 2005:

We had no revenues during the three months ended April 30, 2006 and 2005 because we do not have any commercial products.

Operating expenses increased to $1,941,277 during the three months ended April 30, 2006 from $763,991 for the same period in 2005.

Research and development expenses increased to $848,108 during the three months ended April 30, 2006, up from $164,397 during the comparable period in 2005. This increase is attributable to expansion of research and development activities and, consequently, includes salaries and staff costs for our in-house research and development laboratory, patent legal, filing and maintenance expenses, regulatory and scientific consulting fees and laboratory supplies.

General and administrative expenses increased to $1,093,170 during the three months ended April 30, 2006, up from $599,594 during the comparable period in 2005. This increase is primarily attributable an increase in stock-based compensation expense of $497,070.

Total stock-based compensation expense, attributable to employees and non-employees, increased to $555,659 for the three months ended April 30, 2006, up from a benefit of $107,938 during the comparable period in 2005. This increase of $663,597 is primarily attributable to our adoption of Financial Accounting Standard 123R effective February 1, 2006 for employee options. See Note 4 to our Condensed Consolidated Financial Statements for a detailed description of the impact of this accounting change. We have chosen not to restate the prior periods in accordance with the modified prospective method allowed for transitioning to this new standard.

Net loss for the three months ended April 30, 2006 was $1,906,981 as compared to a loss of $751,867 for the same period in 2005. The increase in the net loss in 2006 is the result of the increased research and development and stock-based compensation expense described above.

Plan of Operations

We plan to devote significant financial and other resources to further research and development, and commercialize tests using our Tr-DNA technology. Our initial focus is on two key applications: infectious disease detection and prenatal genetic testing. If developed, we intend to sell these products to independent clinical laboratories and hospital laboratories approved for performance of high-complexity tests. We have completed our proof of principle studies in these two key areas and must now validate these findings in human clinical samples. It is expected that the next phase of product development will last throughout 2006 and 2007. The next phase requires that we gain access to clinical samples pertinent to each product focus. We have executed research contracts with North Shore - Long Island Jewish (LIJ) Health System in Lake Success, New York and Eastern Virginia Medical School in Norfolk, Virginia. Because these studies are overseen by the respective IRB’s of the institutions, they can be terminated for safety and efficacy issues. If we do not gain access to human clinical samples, or do not complete the studies, this will prevent us from developing FDA approved products and will severely limit our ability to generate revenue through product sales.

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

Liquidity and Capital Resources

As of April 30, 2006 we had $2,499,906 in cash, cash equivalents and marketable investments, compared to $3,865,092 as of January 31, 2006. This decrease of $1,365,186 is the result of cash used for operating activities and payment of preferred dividends during the three months ended April 30, 2006.

On July 13, 2005, we closed a private placement of 277,100 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and 386,651 warrants to certain investors for aggregate gross proceeds of $2,771,000 pursuant to a Securities Purchase Agreement dated as of July 13, 2005. Holders of the Series A Convertible Preferred Stock are entitled to receive dividends at the rate of 4% per annum payable quarterly on March 31, June 30, September 30, and December 31. Dividends are payable in cash or shares of common stock at our discretion. We elected to satisfy the dividend obligations of September 30 and December 31, 2005 with cash. As of April, 2006, the accrued but unpaid preferred dividends aggregated $9,237. There are no dividends in arrears.

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

We expect that our existing capital resources will not be sufficient to fund our operations for the next twelve months. Consequently, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. Our auditors stated in their report on our Consolidated Financial Statements for the year ended January 31, 2006, that these conditions raise substantial doubt about our ability to continue as a going concern.

To date, our sources of cash have been primarily limited to the sale of our equity securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs. Based on the resources available to us at April 30, 2006, we will need additional financing to sustain our operations through 2006 and we will need additional financing thereafter. These matters raise substantial doubt about our ability to continue as a going concern.

ITEM 3: CONTROLS AND PROCEDURES.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of April 30, 2006, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms our Chief Executive Officer and Chief Financial Officer also concluded that, as of April 30, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2006 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

Information related to this Item 4 has previously been reported in our Form 10-KSB for the year ended January 31, 2006 filed with the SEC on May 16, 2006.

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

Xenomics, Inc .

(Registrant)

Date: June 19, 2006	By:	/s/ L. David Tomei
David Tomei

Chief Executive Officer

Date: June 19, 2006	By:	/s/ Frederick Larcombe
Frederick Larcombe

Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002