Form 10-Q
period 2006-07-31
XENOMICS INC
filed 2006-09-20
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JULY 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 333-103083

XENOMICS, INC.

(Exact name of registrant as specified in its charter)

Florida	04-3721895
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

420 Lexington Avenue, Suite 1701, New York, New York 10170

(Address of principal executive offices) (Zip Code)

(212) 297-0808

(Registrant’s telephone number including area code)

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer or a non-accelerated filer. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):

☐  Yes ☒ No

As of September 15, 2006, the registrant had 20,029,388 shares of common stock, par value $0.0001, outstanding.

INTRODUCTORY NOTE

This Report on Form 10-Q for Xenomics, Inc. (the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words.  Forward-looking statements include information concerning possible or assumed future business success or financial results.  You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information.  We believe that it is important to communicate future expectations to investors.  However, there may be events in the future that we are not able to accurately predict or control.  Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

PART I – FINANCIAL INFORMATION

ITEM 1                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Xenomics, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	July 31,	January 31,
	2006	2006
	(Unaudited)
Assets

Current assets:
Cash	$1,685,576	$3,865,092
Prepaid expenses and other current assets	33,649	76,697
Total current assets	1,719,225	3,941,789

Property and equipment, net	230,068	121,533
Deposits	55,698	55,698
Other asset	0	2,000

Total assets	$2,004,991	$4,121,020

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$493,515	$234,681
Total liabilities	493,515	234,681

Derivative financial instruments	146,360	405,629

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 134,840 and 277,100 shares outstanding at July 31, 2006 and January 31, 2006, respectively, designated as Series A Preferred Stock with liquidation preference of $1,348,407 and $2,780,237 at July 31, 2006 and January 31, 2006, respectively	1,072,456	2,203,915
Common stock, $0.0001 par value, 100,000,000 shares authorized, 19,905,971 and 18,604,300 issued and outstanding at July 31, 2006 and January 31, 2006, respectively	1,990	1,860
Additional paid-in capital	19,224,069	17,590,422
Deferred stock based compensation	0	(1,045,971)
Deficit accumulated during development stage	(18,933,399)	(15,269,516)
Total stockholders’ equity	1,365,116	3,480,710

Total liabilities and stockholders’ equity	$2,004,991	$4,121,020

The accompanying notes are an integral part of these financial statements

Xenomics, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended		For the period August 4, 1999
	July 31		July 31		(Inception) to
	2006	2005	2006	2005	July 31, 2006
Revenues	$0	$0	$0	$0	$0

Operating expenses:

Research and development:
Non-cash charge for stock-based compensation	72,137	1,569,777	105,900	1,437,527	2,147,034
Other	950,267	266,161	1,764,097	562,807	5,932,505
Total	1,022,404	1,835,938	1,869,997	2,000,334	8,079,539

General and administrative
Non-cash charge for stock-based compensation	123,362	1,805,875	645,258	1,830,187	6,300,460
Other	807,399	982,898	1,379,187	1,558,181	4,576,675
Total	930,761	2,778,773	2,024,445	3,388,368	10,877,135

Total operating expenses	1,953,165	4,624,711	3,894,442	5,388,702	18,956,674

Operating loss	(1,953,165)	(4,624,711)	(3,894,442)	(5,388,702)	(18,956,674)

Other income (expense):

Other income	22,751	33,686	47,720	45,810	196,912
Other expense	0	(16,304)	(30,343)	(16,304)	(165,325)
Change in fair value of derivative financial instrument - Income (Expense)	219,599	(31,052)	259,269	(31,052)	420,725
Total other expense	242,350	(13,670)	276,646	(1,546)	452,312

Net loss	(1,710,815)	(4,638,381)	(3,617,796)	(5,390,248)	(18,504,362)

Items attributed to preferred stock:

Preferred stock dividend	(18,377)	0	(46,087)	0	(106,828)

Accretion on Series A preferred stock	0	(322,209)	0	(322,209)	(322,209)

Net loss attributable to common shareholders	$(1,729,192)	$(4,960,590)	$(3,663,883)	$(5,712,457)	$(18,933,399)

Weighted average shares of common stock outstanding:
Basic and diluted	19,263,879	18,933,648	18,952,676	18,335,109

Net loss per common share:
Basic and diluted	$(0.09)	$(0.24)	$(0.19)	$(0.29)

The accompanying notes are an integral part of these financial statements.

Xenomics, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Shareholders’ Equity (Deficiency)

(Unaudited)

									Deficit
								Deferred	Accumulated
						Additional		Stock	During
	Preferred Stock		Common Stock		Treasury	Paid-In	Subscription	Based	Development
	Shares	Amount	Shares	Amount	Shares	Capital	Receivable	Compensation	Stage	Total

Balance, August 4, 1999 (Inception)	0	0	0	0	0	0	0	0	0	0

Issuance of common stock to founders for cash at $0.0002 per share			222,000,000	22,200		19,800				42,000

Net loss									(14,760)	(14,760)

Balance, January 31, 2000	0	0	222,000,000	22,200	0	19,800	0	0	(14,760)	27,240

Net loss									(267,599)	(267,599)

Balance, January 31, 2001	0	0	222,000,000	22,200	0	19,800	0	0	(282,359)	(240,359)

Capital contribution of cash						45,188				45,188

Net loss									(524,224)	(524,224)

Balance, January 31, 2002	0	0	222,000,000	22,200	0	64,988	0	0	(806,583)	(719,395)

Issuance of common stock for cash at $0.0005 per share			7,548,000	755		2,645				3,400

Capital contribution of cash						2,500				2,500

Net loss									(481,609)	(481,609)

Balance, January 31, 2003	0	0	229,548,000	22,955	0	70,133	0	0	(1,288,192)	(1,195,104)

Net loss									(383,021)	(383,021)

Balance, January 31, 2004	0	0	229,548,000	22,955	0	70,133	0	0	(1,671,213)	(1,578,125)

Waiver of founders’ deferred compensation						1,655,031				1,655,031

Issuance of common stock and warrants for cash at $0.95 per share			2,645,210	265		2,512,685				2,512,950

Redemption of shares held by Panetta Partners, Inc.			(218,862,474)	(21,886)		(478,114)				(500,000)

Costs associated with recapitalization						(301,499)				(301,499)

Share exchange with founders			2,258,001	226		(226)				0

Issuance of treasry shares to escrow			350,000	35	(35)					0

Issuance of common stock and warrants for cash at $1.95 per share			1,368,154	136		2,667,764				2,667,900

Issuance of warrants to finders						403,038				403,038

Finders warrants charged to cost of capital						(403,038)				(403,038)

Deferred stock-based compensation						1,937,500		(1,937,500)		0

Amortization of deferred stock-based compensation								245,697		245,697

Options issued to consultants						1,229,568				1,229,568

Warrants issued to consultants						2,630,440				2,630,440

Net loss									(5,371,027)	(5,371,027)

Balance, January 31, 2005	0	$0	17,306,891	$1,731	$(35)	$11,923,282	$0	$(1,691,803)	$(7,042,240)	$3,190,935

The accompanying notes are an integral part of these financial statements.

									Deficit
								Deferred	Accumulated
						Additional		Stock	During
	Preferred Stock		Common Stock		Treasury	Paid-In	Subscription	Based	Development
	Shares	Amount	Shares	Amount	Shares	Capital	Receivable	Compensation	Stage	Total

Balance, January 31, 2005	0	0	17,306,891	$1,731	$(35)	$11,923,282	$0	$(1,691,803)	$(7,042,240)	$3,190,935

Issuance of common stock and warrants for cash at $1.95 per share			102,564	10		199,990				200,000

Payment of finders fees and expenses in cash						(179,600)				(179,600)

Common stock issued to finders			24,461	2		(2)				0

Issuance of common stock and warrants for cash at $1.95 per share			1,515,384	152		2,954,847				2,954,999

Payment of finders fees and expenses in cash						(298,000)				(298,000)

Warrants issued to finders						222,188				222,188

Finders warrants charged to cost of capital						(222,188)				(222,188)

Issuance of preferred stock and warrants for cash at $10.00 per share	277,100	2,448,791				322,209				2,771,000

Accretion of preferred stock		322,209							(322,209)	0

Value of warrants reclassified to derivative financial instrument liability		(567,085)								(567,085)

Payment of finders fees and expenses in cash						(277,102)				(277,102)

Warrants issued to finders						167,397				167,397

Finders warrants charged to cost of capital						(167,397)				(167,397)

Retirement of treasury shares			(350,000)	(35)	35					0

Common stock issued for services			5,000	0		16,500				16,500

Stock-based compensation expense for non-employees						2,928,298				2,928,298

Amortization of deferred stock-based compensation								645,832		645,832

Preferred stock dividend									(60,741)	(60,741)

Net loss									(7,844,326)	(7,844,326)

Balance, January 31, 2006	277,100	2,203,915	18,604,300	1,860	0	17,590,422	0	(1,045,971)	(15,269,516)	3,480,710

Conversion of Preferred Stock	(142,260)	(1,131,459)	661,671	66		1,131,393				0

Implementation of SFAS 123R						(1,045,971)		1,045,971		0

Issuance of common stock and warrants for cash at $1.95 per share			640,000	64		695,936				696,000

Warrants issued for services						101,131				101,131

Stock based compensation						751,158				751,158

Preferred stock dividend									(46,087)	(46,087)

Net loss									(3,617,796)	(3,617,796)

Balance, July 31, 2006	134,840	$1,072,456	19,905,971	$1,990	$0	$19,224,069	$0	$0	$(18,933,399)	$1,365,116

The accompanying notes are an integral part of these financial statements.

Xenomics, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

			For the period
	Six Months Ended July 31		August 4, 1999 (Inception) to
	2006	2005	July 31, 2006

Operating activities:

Net loss	$(3,617,796)	$(5,390,248)	$(18,504,362)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,362	10,545	54,374
Stock based compensation expense	751,158	3,267,714	8,447,494
Founders compensation contributed to equity	0	0	1,655,029
Increase (decrease) in fair value of derivative financial instrument	(259,269)	31,052	(420,725)
Issuance of warrants for services	101,131	0	101,131
Amortization of purchase discount on marketable securities	0	(1,695)	0
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(9,000)	0	(9,000)
(Increase) decrease in prepaid expenses	52,048	(92,387)	(24,649)
(Increase) decrease in other assets	2,000	2,565	(55,698)
Increase (decrease) in accounts payable and accrued expenses	258,834	61,221	493,515

Net cash used in operating activities	(2,704,532)	(2,111,233)	(8,262,891)

Investing activities:

Purchase of property and equipment and additions to construction-in-progress	(124,897)	(29,575)	(284,442)
Purchase of marketable investments	0	(3,442,960)	0

Net cash provided by investing activities	(124,897)	(3,472,535)	(284,442)

Financing activities:

Proceeds from sale of common stock net of expenses	696,000	3,154,399	9,124,937
Payment of acquisition costs on common stock	0	(477,000)	(779,098)
Proceeds from sale of preferred stock net of expenses	0	2,771,000	2,771,000
Payment of acquisition costs on preferred stock	0	(277,102)	(277,102)
Redemption of common stock	0	0	(500,000)
Payment of preferred stock dividends	(46,087)	0	(106,828)

Net cash provided by financing activities	649,913	5,171,297	10,232,909

Net change in cash	(2,179,516)	(412,471)	1,685,576

Cash - Beginning of period	3,865,092	3,226,965	0

Cash - End of period	$1,685,576	$2,814,494	$1,685,576

Supplemental disclosure of non-cash investing and financing activities:

Cash paid for taxes	$0	$0	0
Cash paid for interest	$0	$0	0

The accompanying notes are an integral part of these financial statements

Xenomics, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended July 31, 2006 and 2005

(Unaudited)

1)            Business

Xenomics, Inc. (“Xenomics” or the “Company”) is considered to be in the development stage.  Since inception on August 4, 1999, Xenomics’ efforts have been principally devoted to research and development, securing and protecting its patents and raising capital.  From inception through July 31, 2005, Xenomics has sustained cumulative net losses of $18,933,399.  Xenomics’ losses have resulted primarily from expenditures incurred in connection with salaries and facilities cost associated with research and development activities, application and filing for regulatory approval of its proposed products, patent filing and maintenance expenses, outside accounting and legal services and regulatory, scientific and financial consulting fees as well as stock-based compensation expense.  From inception through July 31, 2006, Xenomics has not generated any revenue from operations, expects to incur additional losses to perform further research and development activities, does not currently have any commercial molecular diagnostic products approved by the Food and Drug Administration, and does not expect to have such for several years, if at all.

Xenomics’s product development efforts are thus in their early stages and Xenomics cannot make estimates of the costs or the time it will take to complete.  The risk of completion of any program is high because of the many uncertainties involved in bringing new drugs to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical testing protocols, the extended regulatory approval and review cycles and the nature and timing of costs, and competing technologies being developed by organizations with significantly greater resources.

2)                                     Basis of Presentation and Going Concern Uncertainty

Basis of Presentation

The condensed consolidated interim financial information as of July 31 2006 and for the three and six month periods ended July 31, 2006 and 2005 and for the cumulative period from August 4, 1999 to July 31, 2006, has been prepared without audit, pursuant to the rules and regulations of Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s

Annual Report on Form 10-KSB for the fiscal year ended January 31, 2006, previously filled with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of July 31, 2006, and results of operations, cash flows and shareholders’ equity (deficiency) for the three and six months ended July 31, 2006 and 2005 and for the cumulative period from August 4, 1999 to July 31, 2006, as applicable, have been made.  The results of operations for the three and six month periods ended July 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Going Concern Uncertainty

As shown in the accompanying consolidated financial statements, Xenomics has suffered operating losses and negative cash flow from operations since inception and have an accumulated deficit of $18,933,399.  Primarily as a result of private placements of common stock in 2005 and 2006 and proceeds received upon the issuance of preferred stock, Xenomics realized net proceeds of approximately $11,200,000.  As of July 31, 2006, Xenomics has working capital of $1,225,710 and a cash balance of $1,685,576.  Xenomics expects that its existing capital resources will not be sufficient to fund its operations for the next twelve months.  Consequently, it will be required to raise additional capital to complete the development and commercialization of its current product candidates.  Xenomics’ auditors stated in their report on the Consolidated Financial Statements for the year ended January 31, 2006, that these conditions raise substantial doubt about its ability to continue as a going concern.

To date, Xenomics’ sources of cash have been primarily limited to the sale of its equity securities.  Xenomics cannot be certain that additional funding will be available on acceptable terms, or at all.  Any debt financing, if available, may involve restrictive covenants that impact its ability to conduct business.  If Xenomics is unable to raise additional capital when required or on acceptable terms, it may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of its product candidates.  Xenomics can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs.  Based on the resources available to Xenomics at July 31, 2006, Xenomics will need additional financing to sustain its operations through 2006 and it will need additional financing thereafter.  These matters raise substantial doubt about Xenomics’ ability to continue as a going concern.

3)            Summary of Significant Accounting Policies

Use of Estimates

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

As of July 31, 2006, Xenomics had 645,167 shares of common stock issuable upon conversion of the 134,840 shares of Series A convertible preferred stock outstanding.  In addition Xenomics had 3,064,062 and 2,503,501 common stock warrants outstanding which were 100% vested as of July 31, 2006 and 2005, respectively.  Stock options outstanding totaled 6,153,000 and 6,290,000 as of July 31, 2006 and 2005, respectively.  All share and per share amounts have been retroactively restated to reflect the 111 for 1 stock split which was effective October 26, 2004.

4.)           Stock-Based Compensation

Accounting for Employee Awards:

Effective February 1, 2006, all employee awards are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation ("FAS 123"), and supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107, which provides the Staff's views regarding the interaction between FAS 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to February 1, 2006, the Company accounted for similar employee transactions in accordance with APB 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for employee fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date. While FAS 123, for employee options, encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB 25 and disclose certain pro-forma amounts as if the fair value approach of FAS 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FAS 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more prominent pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to February 1, 2006.

In adopting FAS 123(R), the Company applied the modified prospective approach to the transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of the required effective date shall be recognized as the requisite service is rendered on or after the required effective date. The compensation cost for that portion of employee awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro-forma disclosures under FAS 123.

Employee stock option compensation expense in 2006 is the estimated fair value of options granted amortized on a straight-line basis over the requisite service period for entire portion of the award. The Company has adjusted the expense by estimated forfeitures, as required by FAS 123(R) for employee options using a rate of 6%.

Accounting for Non-employee Awards:

The Company previously accounted for options granted to its non-employee consultants and non-employee registered representatives using the fair value cost in accordance with FAS 123 and EITF No. 96-18. The adoption of FAS 123(R) and SAB 107 as of February 1, 2006, had no material impact on the accounting for non-employee awards. The Company continues to consider the additional guidance set forth in EITF Issue No. 96-18 ("EITF 96-18"), “Accounting for Equity Instruments That Are Issued to Other Than Employees”.

Effective with the adoption of SFAS 123R, stock-based compensation expense related to Xenomics’s share-based compensation arrangements attributable to employees, is being recorded as a component of general and administrative expense and research and development expense in accordance with the guidance of Staff Accounting Bulletin 107, Topic 14, paragraph F, Classification of Compensation Expense Associated with Share-Based Payment Arrangements.  Prior period financial statement accounts have been reclassified to conform to this presentation.

Stock based compensation expense related to employee and non-employee stock options recognized in the operating results for the three and six months ended July 31, 2006 and 2005, and for the period from August 4, 1999 (inception), through July 31, 2006 can be summarized as follow:

	Three Months Ended July 31		Six Months Ended July 31		Inception through
Stock based compensation expense	2006	2005	2006	2005	July 31, 2006
Employees — included in research and development expense	$72,137	$0	$97,141	$0	$97,141
Employees — included in general and administrative expense	69,096	161,458	582,748	322,916	1,474,279
Subtotal employee stock option grants	141,233	161,458	679,889	322,916	1,571,420

Non-employee — research and development	0	1,569,777	8,759	1,437,528	2,049,892
Non-employee — general and administrative	54,266	1,644,417	62,510	1,507,270	4,826,181
Subtotal non-employee stock option grants	54,266	3,214,194	71,269	2,944,798	6,876,073
Total stock based compensation expense	$195,499	$3,375,652	$751,158	$3,267,714	$8,447,493

The weighted average estimated fair value of all stock options granted in the six months ended July 31, 2006 and 2005 was $1.07 and $1.29, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under FAS 123(R) and SEC Staff Accounting Bulletin No. 107 ("SAB 107") when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based on historical data. No income tax benefit has been recognized in the income statement for share-based compensation arrangements as the Company has provided for 100% valuation allowance on net deferred tax assets.

The assumptions made in calculating the fair values of all options are as follows:

	Six Months Ended		Three Months Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Expected volatility	80 - 60%	80%	80-60%	80%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.50%	4.50%
Expected term (in years)	3-7 years	7 years	3-7 years	7 years

Pro Forma Information under SFAS No. 123 for Periods Prior to Adoption of FAS 123(R):

The following table illustrates the effect on the net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested employee awards in the prior year comparable period.

	Six months ended	Three months ended
	July 31, 2005	July 31, 2005
	(unaudited)	(unaudited)

Net loss attributable to common stockholders, as reported	$(5,712,457)	$(4,960,590)
Add: Employee stock-based compensation expense reported under APB No 25
Intrinsic value method	322,917	161,458
Deduct: Stock-based employee compensation
Expense determined under the fair value based method for all awards (no tax effect)	(649,484)	(324,742)
Pro forma net income attributable to common stockholders	$(6,039,024)	$(5,123,873)
Earnings per share:
Basic and Diluted—as reported	$(0.31)	$(0.26)
Basic and Diluted—pro forma	$(0.33)	$(0.27)

The following table represents all our stock options granted, exercised, and forfeited during the six months of 2006.

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
Stock Options	of Shares	per Share	Term	Intrinsic Value
Outstanding at February 1, 2006	6,635,000	$1.68	8.4	$2,696,600
Granted	643,000	$1.92
Exercised	—	—
Terminated	1,125,000	$2.25
Outstanding at July 31, 2006	6,153,000	$1.60	8.3	$503,750
Exercisable at July 31, 2006	4,606,667	$1.42	8.0	$503,750

As of July 31, 2006, there was $ 1,079,000 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock options and shares, which is expected to be recognized over a weighted average period of approximately 2.1 years.

The balance of deferred unamortized stock based compensation as of January 31, 2006 of $1,045,871, prior to adoption of SFAS 123R, was eliminated against the appropriate equity accounts as prescribed by paragraph seventy-four of SFAS 123R on February 1, 2006.

5)            Stockholders’ Equity:

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

Pursuant to a services agreement with Trilogy Capital Partners (Trilogy), Xenomics issued warrants to Trilogy to purchase 1,000,000 shares of Common Stock of Xenomics at an exercise price of $2.95 per share (the “Warrants”).  The exercise price was determined to be consistent with the price of the warrants being offered to purchasers as part of an investment unit in the then operative private placement memorandum.  The Warrants issued to Trilogy are exercisable upon issuance and expire on December 13, 2007.  In connection with the issuance of these warrants, Xenomics agreed to file a registration statement with the Securities and Exchange Commission (SEC) registering for resale the shares of Common Stock underlying the Warrants.  That registration statement was declared effective by the SEC on March 17, 2006.  The fair value of the Warrants using the Black-Scholes methodology was $2,630,440 which was immediately expensed.  The following assumptions were used to determine fair value: (i) stock price $4.20 per share (ii) no dividend (iii) risk free interest rate 4.5% , and (iv) volatility of 80%. This service agreement was terminated on June 12, 2006.

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

In connection with the offer and sale of securities to the Investors the Company also entered into a Registration Rights Agreement, dated as of January 28, 2005, with the Investors pursuant to which the Company agreed to file, within 120 days after the closing, a registration statement covering the resale of the shares of common stock sold to the Investors and the shares of common stock issuable upon exercise of the Warrants issued to the Investors.  In the event a registration statement covering such shares of Common Stock was not filed with the SEC by the 120th day after the final closing of the Offering (May 28, 2005), the Company was obligated to pay to the investors, at the Company’s option in cash or common stock, an amount equal to 0.1125% of the gross proceeds raised in the Offering for each 30 day period that the registration statement was not filed with the SEC.  On August 1, 2005 the Company filed a Form SB-2 registration statement with the Securities and Exchange Commission and the resulting liquidated damages in the amount of $16,304 was paid to the Investors.  Pursuant to this January 28, 2005 Registration Rights Agreement there are no additional liquidated damages for failure to have the registration statement declared effective by a specified date, or for failure to maintain its effectiveness for any specified period of time.

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

On July 13, 2005, the Company closed a private placement of 277,100 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and 386,651 warrants to certain investors for aggregate gross proceeds of $2,771,000 pursuant to a Securities Purchase Agreement dated as of July 13, 2005.  The warrants sold to the Investors were immediately exercisable at $3.12 per share and are exercisable at any time within five years from the date of issuance.  These investor warrants had a fair value of $567,085 on the date of issuance using a market price of $2.40 on that date.  In addition, the Company paid an aggregate $277,102 and issued an aggregate 105,432 warrants to purchase common stock to certain selling agents.  The warrants issued to the selling agents are immediately exercisable at $2.50 per share and will expire five years after issuance.  The selling agent warrants had a fair value of $167,397 on the date of issuance and this amount was recorded as a cost of raising capital.

The material terms of the Series A Preferred Stock consist of:

Dividends - Holders of the Series A Convertible Preferred Stock shall be entitled to receive cumulative dividends at the rate per share of 4% per annum, payable quarterly on each March 31st, June 30th, September 30th and December 31st beginning with September 30, 2005. Dividends are payable, at the Company’s sole election, in cash or shares of common stock.

Voting Rights - Shares of the Series A Convertible Preferred Stock shall have no voting rights.  However, so long as any shares of Series A Convertible Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of the shares of Series A Convertible Preferred Stock then outstanding, (a) adversely change the powers, preferences or rights given to the Series A Convertible Preferred Stock, (b) authorize or create any class of stock senior or equal to the Series A Convertible Preferred Stock, (c) amend its articles of incorporation or other charter documents, so as to affect adversely any rights of the holders of Series A Convertible Preferred Stock or (d) increase the authorized number of shares of Series A Convertible Preferred Stock.

Liquidation - Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series A Convertible Preferred Stock shall be entitled to receive an amount equal to the Stated Value per share, which is $10 per share plus any accrued and unpaid dividends.

Conversion Rights - Each share of Series A Convertible Preferred Stock shall be convertible into that number of shares of common stock determined by dividing the Stated Value, currently $10 per share, by the conversion price, currently $2.08 per share.  The conversion price is subject to adjustment for dilutive issuances.

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

During the three and six months ended July 31, 2006 the holders of the Series A Convertible Preferred Stock converted 22,500 and 142,260 shares of Preferred Stock into 104,638 and 661,671 shares of the Company’s common stock. As pf July 31, 2006 there were 134,840 shares of Series A Convertible Preferred Stock outstanding with a liquidation preference of $1,348,407.

As per EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, Company Stock, the Company calculated the value of the warrants issued in connection with this transaction to be $567,085.  This amount was recorded as a reduction to the proceeds allocated to Preferred Stock and a corresponding liability was established.  This liability has been classified as non-current since the exercise price of these warrants exceeds the market value of the related common shares.  These warrants have been marked-to-market and the liability has been adjusted with a corresponding charge or benefit recorded in the statement of operations.  During the twelve months ending January 31, 2006 and the three and six months ended July 31, 2006, the Company recorded benefits of $164,043, $39,670and $219,559, respectively.

As per EITF 00-27 Application of Issue 98-5 to Certain Convertible Instruments, the Company evaluated the preferred stock transaction and accordingly found that there was an associated beneficial conversion feature.  The cash purchase and existing conversion were found to contain a beneficial conversion feature totaling $322,209 and the preferred stock was further discounted by this amount.  The beneficial conversion amount was then accreted back to the preferred stock in accordance with the conversion provision which allowed for 100% to be converted immediately.  The total amount accreted back to the preferred stock and charged to Deficit Accumulated during Development Stage was $322,209 as of January 31, 2006.

In connection with the offer and sale of the Series A Preferred Stock securities the Company also entered into a Registration Rights Agreement pursuant to which the Company agreed to have a registration statement covering the resale of the common stock attributable to conversion of Series A Preferred Stock and the shares of common stock issuable upon exercise of the preferred warrants, declared effective by October 25, 2005.  In the event a registration statement covering such shares of common stock was not declared effective by October 25, 2005, the Company would be required to pay a penalty to the investors, at the Company’s option in cash or common stock, an amount equal to 1% of the gross proceeds raised in the Offering for each 30 day period that the registration statement is not declared effective by the SEC.  The registration statement filed on August 1, 2005 was not declared effective until March 17, 2006 and a penalty of $134,982 was paid to the investors through April 30, 2006.

On July 20, 2006, the Company issued 640,000 shares of common stock at $1.25 per share and received net proceeds of $696,000.  In connection with this transaction, the Company issued warrants to purchase 320,000 shares of common stock with an exercise price of $2.00 per share which expire on July 20, 2008 and had a fair value of $169,850. In connection with this transaction, the Company paid $104,000 and issued 83,200 warrants to a selling agent. The warrants have the same terms as those issued to the purchasers of common stock, and had a fair value of $44,161 at the date of grant.

6)            Commitments and Contingencies

On August 2, 2006, the Company entered into a severance agreement with Randy White, the Company’s former Chief Executive Officer who left the Company on February 23, 2006.  Pursuant to the agreement, the Company agreed pay to Mr. White an aggregate amount of

$80,625 as a severance payment, $10,000 of which has been paid to date and the remainder to be paid no later than September 5, 2006.  After making the $10,000 payment during August 2006, the Company has suspended all subsequent payments for reasons it believes to be valid and supportive of such action.  As of September 19, 2006, the date of this report, there are no meaningful discussions in progress with Dr. White.

The Company was party to a Technology Acquisition Agreement dated June 24, 2004 with L. David Tomei, Co-Chairman and Chief Executive Officer, Samuil Umansky, President and Chief Scientific Officer, Hovsep Melkonyan, Vice President, Research, Anatoly Lichtenstein and Kathryn Wilke (collectively, the “Shareholders”) and Xenomics Sub pursuant to which the Shareholders had the option to acquire the Tr-DNA technology from the Company in the event we expended less than 50% of the aggregate net proceeds received by the Company from our aggregate equity or debt financings during the two year period ending on July 2, 2006, on development of the Tr-DNA technology. On June 30, 2006, the Company entered into an agreement with its wholly-owned subsidiary, Xenomics, and the Shareholders pursuant to which the parties terminated the Technology Acquisition Agreement.

NPM Commitment

On May 10, 2006, the Company entered into a license agreement wherein it obtained the exclusive rights for the genetic marker for Acute Myeloid Leukemia and intends to utilize these rights for the development of new diagnostic tools. In connection with this agreement, the Company paid $170,000 and issues warrants for the purchase of 100,000 shares of common stock at $2.00 per share. These warrants had a value of $101,131 on the date of issuance and expire June 29, 2014. The Company is obligated to pay an additional $100,000 upon FDA approval of a commercial product based upon this technology and royalties of 3% of net sales and/or 10% of any sublicense income.

ITEM 2                                                              MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We are a development stage molecular diagnostic company that focuses on the development of DNA-based tests using trDNA.  TrDNA represents fragments of DNA derived from dying cells inside the body compartment.  The intact DNA is fragmented in these dying cells, appears in the blood stream and these fragments have been shown to cross the kidney barrier and can be detected in urine.  Because trDNA originates inside the body, using a safe and simple urine collection, we believe our patented technology can be applied to a broad range of testing including: prenatal testing, tumor detection and monitoring, tissue transplantation, infectious disease, forensic identification, drug development and bio-terrorism.  In March 2004, we organized a joint venture with the Spallanzani National Institute for Infectious Diseases (Instituto Nazionale per le Malattie Infettive) in Rome, Italy, in the form of a research and development company called SpaXen Italia, S.R.L, or SpaXen, which conducts research and development on non-invasive diagnostic tests for infectious disease using TrDNA methodology.

Since inception on August 4, 1999 through July 31, 2006, we have sustained cumulative net losses of $18,933,399.  Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses.  From inception through July 31, 2006, we have not generated any revenue from operations.  We expect to incur additional losses to perform further research and development activities.  We do not currently have any commercial products and expect it will take one to two years for our first product to be commercialized.  Our product development efforts are ongoing, but we cannot make estimates of the costs or the time it will take to complete them.  The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs.  Net cash inflows from any products developed may take several years to achieve.

Results of Operations

Three Months Ended July 31, 2006 and 2005

We had no revenues during the three months ended July 31, 2006 and 2005 because we do not have any commercial products.

Operating expenses decreased to $1,953,165 during the three months ended July 31, 2006 from

$4,624,711 for the same period in 2005.  The reasons for this change are described in the following paragraphs.

Research and development expenses increased to $1,042,896 during the three months ended July 31, 2006 from $266,161 during the comparable period in 2005.  This increase is attributable to expansion of research and development activities and, consequently, includes salaries and staff costs for our in-house research and development laboratory, patent legal, filing and maintenance expenses, regulatory and scientific consulting fees and laboratory supplies.

General and administrative expenses decreased to $910,269 during the three months ended July 31, 2006 from $4,358,550 during the comparable period in 2005.  This decrease is primarily attributable a decrease in stock-based compensation expense of $3,272,782 due to the acceleration of stock options primarily held by founders during the three months ended July 31, 2005 in recognition of services performed to date.  The balance of the decrease of $175,499 is attributable to cost containment measures for administrative activities.

Other income decreased to $22,751 during the three months ended July 31, 2006 from $33,686 during the comparable period in 2005.  Other income consists primarily of interest income and this decrease reflects lower cash balances during the current year.  Other expense decreased to zero during the three months ended July 31, 2006 from $16,304 during the comparable period in 2005.  The amount in 2005 consisted of liquidated damages incurred to certain common stock investors for failure to file a registration statement within the time period required in accordance with the terms of the offering of those securities.  Change in the fair value of derivative financial instruments for the three months ended July 31, 2006 and 2005 was a benefit of $219,599 and an expense of $31,052, respectively.  This benefit/expense is attributable to the change in the liability associated with the warrants issued in connection with the financing transactions concluded on July 13, 2005.

Net loss for the three months ended July 31, 2006 was $1,710,815 as compared to a loss of $4,638,381 for the same period in 2005.  The decrease in the net loss in 2006 is primarily the result of the decrease of stock-based compensation expense as described above.

Six Months Ended July 31, 2006 and 2005

We had no revenues during the six months ended July 31, 2006 and 2005 because we do not have any commercial products.

Operating expenses decreased to $3,894,442 during the six months ended July 31, 2006 from $45,388,702 for the same period in 2005.  The reasons for this change are described in the following paragraphs.

Research and development expenses increased to $1,891,004 during the six months ended July 31, 2006 from $562,807 during the comparable period in 2005.  This increase is attributable to expansion of research and development activities and, consequently, includes salaries and staff costs for our in-house research and development laboratory, patent legal, filing and maintenance expenses, regulatory and scientific consulting fees and laboratory supplies.

General and administrative expenses decreased to $2,003,438 during the six months ended July 31, 2006 from $5,388,702 during the comparable period in 2005.  This decrease is primarily attributable a decrease in stock-based compensation expense of $2,643,463 due to the acceleration of stock options primarily held by founders during the three months ended July 31, 2005 in recognition of services performed to date.  The balance of the decrease of $178,994 is attributable to cost containment measures for administrative activities.

Other income increased to $47,720 during the six months ended July 31, 2006 from $45,810 during the comparable period in 2005.  Other income consists primarily of interest income and this comparable amount reflects comparable average cash balances on hand during those periods.  Other expense increased to $30,343 during the six months ended July 31, 2006 from $16,304 during the comparable period in 2005.  The amount in 2006 consisted of liquidated damages incurred to certain preferred stock investors for failure to obtain a registration statement declared effective within the time period required in accordance with the terms of the offering of those securities.  The amount in 2005 consisted of liquidated damages incurred to certain common stock investors for failure to file a registration statement in the time period required in accordance with the terms of the offering.  Change in the fair value of derivative financial instruments for the three months ended July 31, 2006 and 2005 was a benefit of $259,269 and an expense of $31,052, respectively.  This benefit/expense is attributable to the change in the liability associated with the warrants issued in connection with the financing transactions concluded on July 13, 2005.

Net loss for the three months ended July 31, 2006 was $3,617,796 as compared to a loss of $45,390,248 for the same period in 2005.  The decrease in the net loss in 2006 is primarily the result of the decrease of stock-based compensation expense as described above.

Plan of Operations

We plan to devote significant financial and other resources to further research and development, and commercialize our trDNA technology through strategic partnership or licensing arrangements.  Our initial focus is on infectious diseases such as tuberculosis and HIV as well as developing a collaboration with a diagnostic company for the development and marketing of “homebrew” test kits based upon our technology.  In parallel to these efforts, we will pursue FDA approval for certain tests where broader marketing opportunities exist.  If developed, we intend to sell these products to independent clinical laboratories and hospital laboratories approved for performance of high-complexity tests.

We intend to develop our infectious disease applications at SpaXen, our joint venture with INMI located in Rome, Italy.  Under the terms of our agreement with INMI, INMI provides laboratory space to SpaXen and financial support in the form of chemicals and scientific personnel to work on applications of the trDNA technology for a broad variety of infectious diseases.  The Spallanzani Institute is a large AIDS treatment center and provides patient care to 4,000 infected patients.  The SpaXen joint venture provides access to needed human clinical samples for development of our HIV and TB products.  If our agreement with INMI is terminated, we may not be able to gain access to needed human clinical samples which will prevent us from developing products and will severely limit our ability to generate revenue in connection with infectious disease applications.

Because cancer detection and monitoring studies are long and expensive, we are actively seeking academic-based researchers who are funded to perform evaluations of new cutting-edge technologies.  In this way we expect to progress our understanding of cancer detection and monitoring with little or no cost to us.  Because organ transplant monitoring is not truly “diagnostic,” we will explore licensing arrangements with drug companies who manufacture the immune-suppression drugs used to prevent organ rejection.  If we can conclude a license agreement, this may provide an early source of revenue for us.  However, there can be no assurance that appropriate strategic partnership or licensing arrangements will be completed in either of these areas.

We expect it will take one to two years for our first product to be commercialized.  We currently employ 18 research and development scientists and administrative employees at an annual expense of approximately $1,900,000.  During the next twelve months as we continue product development and human clinical studies we expect to hire approximately 5 full-time employees representing an additional annual expense of approximately $400,000.  These positions include additional scientific, regulatory, and administrative positions.  Substantially all of the expenses involved with our product development initiatives consist of labor and laboratory supplies costs.

Our current research and development facility does not satisfy the good manufacturing practice (cGMP) guidelines required for data collection purposes.  We are currently negotiating a lease for a new facility which would enable us to satisfy cGMP guidelines.  We intend to begin operating under cGMP guidelines and adopt the FDA Quality System Regulations (QSR) system of documentation within the next six to twelve months with the move to a different facility and the addition of appropriate regulatory personnel discussed above.

Our corporate office occupies approximately 2,000 square feet of leased space in New York City.  Additionally, our laboratory occupies approximately 5,000 square feet of leased space in Monmouth Junction, New Jersey.  As indicated in the preceding paragraph, this facility does not meet cGMP guidelines.  We are currently on a month-to-month basis at that location while we negotiate a lease for a new facility in New Jersey which will enable us to combine administrative and scientific activities in one location in a facility which will enable our laboratories to satisfy cGMP guidelines.

NPM Commitment

On May 10, 2006, the Company entered into a license agreement wherein it obtained the exclusive rights for the genetic marker for Acute Myeloid Leukemia and intends to utilize these rights for the development of new diagnostic tools. In connection with this agreement, the Company paid $170,000 and issued warrants for the purchase of 100,000 shares of common stock at $2.00 per share. These warrants had a value of $101,131 on the date of issuance and expire June 29, 2014. The Company is obligated to pay an additional $100,000 upon FDA approval of a commercial product based upon this technology and royalties of 3% of net sales and/or 10% of any sublicense income.

Liquidity and Capital Resources

As of July 31, 2006 we had $1,685,576 in cash, cash equivalents and marketable investments, compared to $3,865,092 as of January 31, 2006.  This decrease of $2,179,516 is the result of net fund raising of $649,913, less $2,704,532 used for operating activities during the six months ended July 31, 2006.

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

On July 13, 2005, we closed a private placement of 277,100 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and 386,651 warrants to certain investors for aggregate gross proceeds of $2,771,000 pursuant to a Securities Purchase Agreement dated as of July 13, 2005.  The warrants are immediately exercisable at $3.25 per share and are exercisable at any time within five years from the date of issuance.  We paid an aggregate $277,102 and issued an aggregate 105,432 warrants to purchase common stock to certain selling agents.  The warrants issued to selling agents are immediately exercisable at $2.50 per share and will expire five years after issuance.  Holders of the Series A Convertible Preferred Stock are entitled to receive dividends at the rate of 4% per annum payable quarterly on March 31, June 30, September 30, and December 31.  Dividends are payable in cash or shares of common stock at our discretion.  To date, we have utilized cash to satisfy all dividend obligations.

On July 20, 2006, the Company issued 640,000 shares of common stock at $1.25 per share and received net proceeds of $696,000.  In connection with this transaction, the Company issued warrants to purchase 320,000 shares of common stock with an exercise price of $2.00 per share which expire on July 20, 2008. In connection with this transaction, the Company paid $104,000 and issued 83,200 warrants to a selling agent. The warrants have the same terms as those issued to the purchasers of common stock, and had a fair value of $44,161 at the date of grant.

Our working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of: product development; pre-clinical and clinical testing; obtaining regulatory approvals; technological advances and our ability to establish collaborative arrangements with research organizations and individuals needed to commercialize our products.  Our capital resources will be focused on initiatives relating to the development and  commercialization our trDNA technology

We expect that our existing capital resources will not be sufficient to fund our operations for the next twelve months.  Consequently, we are actively seeking additional capital to complete the development and commercialization of our current product candidates.  Our auditors stated in their report on our Consolidated Financial Statements for the year ended January 31, 2006, that these conditions raise substantial doubt about our ability to continue as a going concern.

To date, our sources of cash have been primarily limited to the sale of our equity securities.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business.  If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our initiatives.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  Based on the resources available to us at July 31, 2006, we will need additional financing to sustain our operations throughout the next twelve months and we will need additional financing thereafter.  These matters raise substantial doubt about our ability to continue as a going concern.

ITEM 3                   CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of July 31, 2006, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer also concluded that, as of July 31, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls over financial reporting that could significantly affect internal controls during the three months ended July 31, 2006.

ITEM 6                   EXHIBITS

10.1         Agreement dated July 26, 2006 between V. Randy White and Xenomics, Inc.

31.1                           Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

31.2                           Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

32.1                           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 19, 2006	XENOMICS, INC.

	By:	/s/ L. David Tomei
L. David Tomei, Chief Executive Officer

	By:	/s/ Frederick Larcombe
Frederick Larcombe, Chief Financial Officer
(Principal Financial and Accounting Officer)