Form 10-Q
period 2006-10-31
XENOMICS INC
filed 2006-12-21
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: OCTOBER 31, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-103083

XENOMICS, INC.

(Name of small business issuer in its charter)

Florida	04-3721895
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether registrant is a shell company (as defined in rule 12b-2 of the Exchange Act):

☐ Yes	☒ No

As of December 19, 2006, the registrant had 20,194,148 shares of common stock, par value $0.0001, outstanding.

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

i

XENOMICS, INC.

(A Development Stage Company)

Index to Condensed Consolidated Financial Statements

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Unaudited Balance Sheet as of October 31, 2006 and Audited Balance Sheet as of January 31, 2006	1

	Unaudited Statements of Operations for the Three and Nine Months Ended October 31, 2006 and 2005 and the Period August 4, 1999 (Inception) to October 31, 2006	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the Period August 4, 1999 (Inception) to October 31, 2006	3

	Unaudited Statements of Cash Flows for the Nine Months Ended October 31, 2006 and 2005 and the Period August 4, 1999 (Inception) to October 31, 2006	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis and Plan of Operation	18

Item 3.	Controls and Procedures	24

PART II — OTHER INFORMATION

Item 6.	Exhibits	25

	Signatures	26

ii

PART I—FINANCIAL INFORMATION

ITEM 1                                                        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Xenomics, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	October 31,	January 31,
	2006	2006
	(Unaudited)

Assets

Current assets:
Cash	$474,158	$3,865,092
Prepaid expenses	18,091	76,697
Total current assets	492,249	3,941,789

Property and equipment, net	96,990	121,533
Deposits	55,698	55,698
Other assets	0	2,000

Total assets	$644,937	$4,121,020

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$508,158	$234,681

Total liabilities	508,158	234,681

Derivative financial instruments	111,700	405,629

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 133,042 and 277,100 shares outstanding at October 31, 2006 and January 31, 2006, respectively, designated as Series A Preferred Stock with liquidation preference of $1,780,413 and $2,780,237 at October 31, 2006 and January 31, 2006, respectively	1,058,152	2,203,915
Common stock, $0.0001 par value, 100,000,000 shares authorized, 20,037,753 and 18,604,300 issued and outstanding at October 31, 2006 and January 31, 2006, respectively	2,003	1,860
Additional paid-in capital	19,554,943	17,590,422
Deferred stock based compensation	0	(1,045,971)
Deficit accumulated during development stage	(20,590,019)	(15,269,516)
Total stockholders’ equity	25,079	3,480,710

Total liabilities and stockholders’ equity	$644,937	$4,121,020

The accompanying notes are an integral part of these financial statements.

Xenomics, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

					For the period
					August 4, 1999
	Three Months Ended		Nine Months Ended		(Inception) to
	October 31		October 31		October 31,
	2006	2005	2006	2005	2006
Revenues	$0	$0	$0	$0	$0

Operating expenses:

Research and development:
Non-cash stock-based compensation	70,807	0	176,707	1,437,527	2,238,847
Other	694,967	366,555	2,459,064	959,363	6,627,472
Total	765,774	366,555	2,635,771	2,396,890	8,866,319

General and administrative
Non-cash stock-based compensation	116,716	161,458	761,975	1,991,645	6,396,170
Other	677,143	627,634	2,056,329	2,155,814	5,253,818
Total	793,859	789,092	2,818,304	4,147,459	11,649,988

Total operating expenses	1,559,633	1,155,647	5,454,075	6,544,349	20,516,307

Operating loss	(1,559,633)	(1,155,647)	(5,454,075)	(6,544,349)	(20,516,307)

Other income (expense):

Other income	15,035	7,633	62,755	53,443	211,947
Other expense	(1,638)	(27,710)	(31,981)	(44,014)	(166,963)
Write-off of costs associated with abandoned leasehold improvement project	(131,790)	0	(131,790)	0	(131,790)
Change in fair value of derivative financial instruments	34,660	179,663	293,929	148,611	455,385
Total other expense	(83,733)	159,586	192,913	158,040	368,579

Net loss	(1,643,366)	(996,061)	(5,261,162)	(6,386,309)	(20,147,728)

Items attributed to preferred stock:

Preferred stock dividend	(13,254)	(23,794)	(59,341)	(23,794)	(120,082)

Accretion on Series A preferred stock	0	0	0	(322,209)	(322,209)

Net loss attributable to common shareholders	$(1,656,620)	$(1,019,855)	$(5,320,503)	$(6,732,312)	$(20,590,019)

Weighted average shares of common stock outstanding:
Basic and diluted	20,015,612	18,604,300	19,310,882	18,425,825

Net loss per common share:
Basic and diluted	($0.08)	($0.05)	($0.27)	($0.37)

The accompanying notes are an integral part of these financial statements.

Xenomics, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

								Deficit
							Deferred	Accumulated
						Additional	Stock	During
	Preferred Stock		Common Stock		Treasury	Paid-In	Based	Development
	Shares	Amount	Shares	Amount	Shares	Capital	Compensation	Stage	Total

Balance, August 4, 1999 (Inception)	0	$0	0	$0	0	$0	$0	$0	$0

Issuance of common stock to founders for cash at $0.0002 per share			222,000,000	22,200		19,800			42,000
Net loss								(14,760)	(14,760)

Balance, January 31, 2000	0	0	222,000,000	22,200	0	19,800	0	(14,760)	27,240
Net loss								(267,599)	(267,599)

Balance, January 31, 2001	0	0	222,000,000	22,200	0	19,800	0	(282,359)	(240,359)
Capital contribution of cash						45,188			45,188
Net loss								(524,224)	(524,224)

Balance, January 31, 2002	0	0	222,000,000	22,200	0	64,988	0	(806,583)	(719,395)
Issuance of common stock for cash at $0.0005 per share			7,548,000	755		2,645			3,400
Capital contribution of cash						2,500			2,500
Net loss								(481,609)	(481,609)

Balance, January 31, 2003	0	0	229,548,000	22,955	0	70,133	0	(1,288,192)	(1,195,104)
Net loss								(383,021)	(383,021)

Balance, January 31, 2004	0	0	229,548,000	22,955	0	70,133	0	(1,671,213)	(1,578,125)
Waiver of founders’ deferred compensation						1,655,031			1,655,031
Issuance of common stock and warrants for cash at $0.95 per share			2,645,210	265		2,512,685			2,512,950
Redemption of shares held by Panetta Partners, Inc.			(218,862,474)	(21,886)		(478,114)			(500,000)
Costs associated with recapitalization						(301,499)			(301,499)
Share exchange with founders			2,258,001	226		(226)			0
Issuance of treasry shares to escrow			350,000	35	(35)				0
Issuance of common stock and warrants for cash at $1.95 per share			1,368,154	136		2,667,764			2,667,900
Issuance of warrants to finders						403,038			403,038
Finders warrants charged to cost of capital						(403,038)			(403,038)
Deferred stock-based compensation						1,937,500	(1,937,500)		0
Amortization of deferred stock-based compensation							245,697		245,697
Options issued to consultants						1,229,568			1,229,568
Warrants issued to consultants						2,630,440			2,630,440
Net loss								(5,371,027)	(5,371,027)

Balance, January 31, 2005	0	$0	17,306,891	$1,731	$(35)	$11,923,282	$(1,691,803)	$(7,042,240)	$3,190,935

The accompanying notes are an integral part of these financial statements.

Xenomics, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(Unaudited)

								Deficit
							Deferred	Accumulated
						Additional	Stock	During
	Preferred Stock		Common Stock		Treasury	Paid-In	Based	Development
	Shares	Amount	Shares	Amount	Shares	Capital	Compensation	Stage	Total

Balance, January 31, 2005	0	$0	17,306,891	$1,731	$(35)	$11,923,282	$(1,691,803)	$(7,042,240)	$3,190,935

Issuance of common stock and warrants for cash at $1.95 per share			102,564	10		199,990			200,000
Payment of finders fees and expenses in cash						(179,600)			(179,600)
Common stock issued to finders			24,461	2		(2)			0
Issuance of common stock and warrants for cash at $1.95 per share			1,515,384	152		2,954,847			2,954,999
Payment of finders fees and expenses in cash						(298,000)			(298,000)
Warrants issued to finders						222,188			222,188
Finders warrants charged to cost of capital						(222,188)			(222,188)
Issuance of preferred stock and warrants for cash at $10.00 per share	277,100	2,448,791				322,209			2,771,000
Accretion of preferred stock		322,209						(322,209)	0
Value of warrants reclassified to derivative financial instrument liability		(567,085)							(567,085)
Payment of finders fees and expenses in cash						(277,102)			(277,102)
Warrants issued to finders						167,397			167,397
Finders warrants charged to cost of capital						(167,397)			(167,397)
Retirement of treasury shares			(350,000)	(35)	35				0
Common stock issued for services			5,000	0		16,500			16,500
Stock-based compensation expense for non-employees						2,928,298			2,928,298
Amortization of deferred stock-based compensation							645,832		645,832
Preferred stock dividend								(60,741)	(60,741)
Net loss								(7,844,326)	(7,844,326)

Balance, January 31, 2006	277,100	2,203,915	18,604,300	1,860	0	17,590,422	(1,045,971)	(15,269,516)	3,480,710
Conversion of Preferred Stock	(144,058)	(1,145,763)	670,036	67		1,145,696			0
Implementation of SFAS 123R						(1,045,971)	1,045,971		0
Issuance of common stock and warrants for cash at $1.25 per share			754,721	75		824,985			825,060
Warrants issued for services						101,131			101,131
Stock based compensation						929,115			929,115
Stock issued for services			8,696	1		9,565			9,566
Preferred stock dividend								(59,341)	(59,341)
Net loss								(5,261,162)	(5,261,162)

Balance, October 31, 2006	133,042	$1,058,152	20,037,753	$2,003	$0	$19,554,943	$0	$(20,590,019)	$25,079

The accompanying notes are an integral part of these financial statements.

Xenomics, Inc. and Subsidiary
(A Development Stage Company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

			For the period
			August 4, 1999
	Nine Months Ended		(Inception) to
	October 31		October 31,
	2006	2005	2006

Operating activities:

Net loss	($5,261,162)	($6,386,309)	($20,147,728)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24,543	16,558	62,555
Stock based compensation expense	938,681	3,429,172	8,635,017
Founders compensation contributed to equity	0	0	1,655,029
Increase (decrease) in fair value of derivative financial instruments	(293,929)	(148,611)	(455,385)
Issuance of warrants for services	101,131	0	101,131
Write-off of abandoned leasehold improvement project	131,790	0	131,790
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	58,606	(62,413)	(18,091)
(Increase) decrease in other assets	2,000	2,475	(55,698)
Increase (decrease) in accounts payable and accrued expenses	273,477	(105,586)	508,158

Net cash used in operating activities	(4,024,863)	(3,254,714)	(9,583,222)

Investing activities:

Purchase of property and equipment and additions to construction-in-progress	(131,790)	(29,575)	(291,335)

Net cash used in investing activities	(131,790)	(29,575)	(291,335)

Financing activities:

Proceeds from sale of common stock net of expenses	825,060	3,154,999	9,253,997
Payment of acquisition costs on common stock	0	(477,600)	(779,098)
Proceeds from sale of preferred stock net of expenses	0	2,771,000	2,771,000
Payment of acquisition costs on preferred stock	0	(277,102)	(277,102)
Redemption of common stock	0	0	(500,000)
Payment of preferred stock dividends	(59,341)	(23,794)	(120,082)

Net cash provided by financing activities	765,719	5,147,503	10,348,715

Net change in cash
	(3,390,934)	1,863,214	474,158

Cash - Beginning of period	3,865,092	3,226,965	0

Cash - End of period	$474,158	$5,090,179	$474,158

Supplemental disclosure:

Cash paid for taxes	$0	$0	$0
Cash paid for interest	$0	$0	$0
Conversion of 144,058 shares of preferred stock into 670,036 shares of common stock	$1,145,696	$0	$1,145,696

The accompanying notes are an integral part of these financial statements

Xenomics, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended October 31, 2006 and 2005
(Unaudited)

1)            Business

Xenomics, Inc. (“Xenomics” or the “Company”) is considered to be in the development stage.  Since inception on August 4, 1999, Xenomics’ efforts have been principally devoted to research and development, securing and protecting its patents and raising capital.  From inception through October 31, 2006, Xenomics has sustained cumulative net losses of $20,147,728.  Xenomics’ losses have resulted primarily from expenditures incurred in connection with salaries and facilities cost associated with research and development activities, application and filing for regulatory approval of its proposed products, patent filing and maintenance expenses, outside accounting and legal services and regulatory, scientific and financial consulting fees as well as stock-based compensation expense.  From inception through October 31, 2006, Xenomics has not generated any revenue from operations, it expects to incur additional losses to perform further research and development activities, it does not currently have any commercial molecular diagnostic products approved by the Food and Drug Administration and it does not expect to have such for several years, if at all.

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

2)                                     Basis of Presentation and Going Concern Uncertainty

Basis of Presentation

The condensed consolidated interim financial information as of October 31, 2006 and for the three and nine month periods ended October 31, 2006 and 2005 and for the cumulative period from August 4, 1999 to October 31, 2006, has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2006, filed on May 16, 2006 with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of October 31, 2006, and results of operations, cash flows and stockholders’ equity (deficiency) for the three and nine months ended October 31, 2006 and 2005 and for the cumulative period from August 4, 1999 (Inception) to October 31, 2006, as applicable, have been made.  The results of operations for the three and nine month periods ended October 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Going Concern Uncertainty

As shown in the accompanying consolidated financial statements, Xenomics has suffered operating losses and negative cash flow from operations since inception and has an accumulated deficit of $20,590,019.  Primarily as a result of private placements of common stock in 2005 and 2006 and proceeds received upon the issuance of preferred stock, Xenomics realized cumulative net proceeds of $10,968,797.  As of October 31, 2006, Xenomics has a working capital deficit of $15,909 and a cash balance of $474,158.  Xenomics expects that its existing capital resources will not be sufficient to fund its operations for the next twelve months.  Consequently, it will be required to raise additional capital to complete the development and commercialization of its current product candidates.  Xenomics’ auditors stated in their report on the Consolidated Financial Statements for the year ended January 31, 2006, that these conditions raise substantial doubt about its ability to continue as a going concern.

To date, Xenomics’ sources of cash have been primarily limited to the sale of its equity securities.  Xenomics cannot be certain that additional funding will be available on acceptable terms, or at all.  Any debt financing, if available, may involve restrictive covenants that impact its ability to conduct business.  If Xenomics is unable to raise additional capital when required or on acceptable terms, it may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of its product candidates.  Xenomics can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs.  Based on the resources available to Xenomics at October 31, 2006, Xenomics will need additional financing to sustain its operations through 2007 and it will need additional financing thereafter.  These matters raise substantial doubt about Xenomics’ ability to continue as a going concern.

See Note 7. Subsequent Event for a description of recent financing activity.

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

As of October 31, 2006, Xenomics had 618,801 shares of common stock issuable upon conversion of the 133,042 shares of Series A convertible preferred stock outstanding.  In addition Xenomics had 3,075,534 and 2,503,501 common stock warrants outstanding which were 100% vested as of October 31, 2006 and 2005, respectively.  Stock options outstanding totaled 5,828,000 and 6,326,000 as of October 31, 2006 and 2005, respectively.

4)            STOCK BASED COMPENSATION

Effective February 1, 2006, all employee awards are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which replaces SFAS No.123, Accounting for Stock-Based Compensation (“FAS123”), and supersedes Accounting Principles Board Opinion No. 25 (“APB25”), Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidelines set forth within Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107, which provides the Staff’s views regarding the interaction between FAS123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

Prior to February 1, 2006, the Company accounted for similar employee transactions in accordance with APB 25 which employed the intrinsic value method of measuring compensation cost. Accordingly, compensation expense was not recognized for employee fixed stock options if the exercise price of the option equaled or exceeded the fair value of the underlying stock at the grant date. While FAS 123, for employee options, encouraged recognition of the fair value of all stock-based awards on the date of grant as expense over the vesting period, companies were permitted to continue to apply the intrinsic value-based method of accounting prescribed by APB25 and disclose certain pro-forma amounts as if the fair value approach of FAS 123 had been applied. In December 2002, FAS No. 148, Accounting for Stock — Based Compensation-Transition and Disclosure, an amendment of FAS 123, was issued, which, in addition to providing alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation, required more pro-forma disclosures in both the annual and interim financial statements. The Company complied with these disclosure requirements for all applicable periods prior to February 1, 2006.

In adopting FAS 123(R), the Company applied the modified prospective approach to the transition. Under the modified prospective approach, the provisions of FAS 123(R) are to be applied to new employee awards and to employee awards modified, repurchased, or cancelled after February 1, 2006. Additionally, compensation cost for the portion of employee awards for which the requisite service has not been rendered that are outstanding as of February 1, 2006 is being recognized as the requisite service is rendered. The compensation cost for such employee awards is based on the grant-date fair value of those awards, adjusted by estimated forfeitures, as required by FAS 123(R) using a rate of 6%.

The Company previously accounted for options granted to non-employees using fair value in accordance with FAS 123 and EITF No. 96-18. The adoption of FAS 123(R) and SAB 107 as of February 1, 2006, had no material impact on the accounting for non-employee awards. .

Effective with the adoption of SFAS 123(R), stock-based compensation expense related to Xenomics’s share-based compensation arrangements attributable to employees, is being recorded as a component of general and administrative expense and research and development expense in accordance with the guidance of Staff Accounting Bulletin 107, Topic 14, paragraph F, Classification of Compensation Expense Associated with Share-Based Payment Arrangements. Prior period financial statement accounts have been reclassified to conform to this presentation.

Stock based compensation expense related to employee and non-employee stock options recognized in the operating results for the three and nine months ended October 31, 2006 and 2005, and for the period from August 4, 1999 (inception), through October 31, 2006 can be summarized as follow:

	Three Months Ended October 31		Nine Months Ended October 31		Inception through October 31,
Stock based compensation expense	2006	2005	2006	2005	2006

Employees — included in research and development expense	$70,807	$—	$167,948	$—	$167,948
Employees — included in general and administrative expense	80,840	161,458	663,589	484,375	1,555,119
Subtotal employee stock option grants	151,647	161,458	831,537	484,375	1,723,067

Non-employee — research and development	—	—	8,759	1,437,527	2,049,892
Non-employee — general and administrative	35,876	—	98,386	1,507,269	4,862,057
Subtotal non-employee stock option grants	35,876	—	107,145	2,944,797	6,911,950
Total stock based compensation expense	$187,523	$161,458	$938,682	$3,429,172	$8,635,017

The weighted average fair value of all stock options granted in the nine months ended October 31, 2006 was $1.00 per share. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. During 2006, the Company took into consideration guidance under FAS 123(R) and SEC Staff Accounting Bulletin No. 107 (“SAB107) when reviewing and updating assumptions. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based upon observation of actual time elapsed between date of grant and exercise of options for all employees. Previously such assumptions were determined based upon historical data. No income tax benefit has been recognized in the statement of operations for share-based compensation arrangements as the Company has provided 100% valuation allowance on net deferred tax assets.

The assumptions made in calculating the fair values of all options are as follows:

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Risk free interest rate	4.50%	4.50%	4.50%	4.50%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	100%	80%	60 to 100%	80%
Expected Life	3 to 7 years	7 years	3 to 7 years	7 years

Pro Forma Information under SFAS No. 123 for prior periods: The following table illustrates the effect on the net income and earnings per share as if the fair value recognition provisions of FAS 123 had been applied to all outstanding and unvested employee rewards.

	October 31, 2005
	Three months	Nine months
Net loss applicable to common stockholders as reported	$(1,019,855)	$(6,732,312)
Add: Stock-based employee compensation expense recorded under APB No. 25 intrinsic value method	161,458	484,375
Deduct: Stock-based employee compensation expense determined under fair value method	(324,742)	(974,225)

Pro forma net loss applicable to common stockholders	$(1,183,138)	$(7,222,162)

Net loss per share:
Basic and diluted -as reported	$(0.05)	$(0.37)

Basic and diluted -pro forma	$(0.06)	$(0.39)

The following table represents all our stock options granted, exercised, and forfeited during the nine months of 2006.

	Number of	Weighted Average
	Shares	Price Per Share
Outstanding at February 1, 2006	6,635,000	$1.68
Granted	703,000	1.85
Exercised	—
Terminated	1,510,000	2.26
Outstanding at October 31, 2006	5,828,000	$1.55
Options exercisable at October 31, 2006	4,285,334	$1.36

As of October 31, 2006, there was $1,088,420 of total unrecognized compensation cost, net of estimated forfeitures, related to all unvested stock option and shares, which is expected to be recognized over the next 24 months.  The balance of deferred unamortized stock based compensation as of January 31, 2006 of $1,045,871, prior to adoption of SFAS 123R, was eliminated against the appropriate equity accounts as prescribed by paragraph 74 of SFAS 123R on February 1, 2006.

5)                 Stockholders’ Equity:

All share amounts have been restated to reflect the 111 for 1 stock split effective July 26, 2004.

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

On April 7, 2005, the Company closed the second and final traunche of the private placement of 1,515,384 shares of common stock and 378,846 warrants to certain additional Investors.  The securities were sold as a unit (the “Units”) at a price of $1.95 per Unit for aggregate proceeds of $2,954,999.  Each Unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock.  The warrants are immediately exercisable at $2.95 per share and are exercisable at any time within five years from the date of issuance.  The fair value of these Investor warrants using a market price of $2.61 per share on the date of issuance was $694,335.  The Company paid an aggregate $298,000 and issued an aggregate 121,231 warrants to purchase common stock to Axiom Capital Management who acted as the selling agent.  The warrants are immediately exercisable at $2.15 per share and will expire five years after issuance.  The warrants had a fair value of $222,188 on the date of issuance and this amount was recorded as a cost of raising capital.  These April 7, 2005 Investors became parties to the same Registration Rights Agreement as the January 28, 2005 Investors.

On July 13, 2005, the Company closed a private placement of 277,100 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and 386,651 warrants to certain investors for aggregate gross proceeds of $2,771,000 pursuant to a Securities Purchase Agreement dated as of July 13, 2005.  The warrants sold to the Investors are currently exercisable at a price of $2.40 per share and are exercisable at any time within five years from the date of issuance.  These investor warrants had a fair value of $567,085 on the date of issuance using a market price of $2.40 on that date.  In addition, the Company paid an aggregate $277,102 and issued an aggregate 105,432 warrants to purchase common stock to certain selling agents.  The warrants issued to the selling agents are immediately exercisable at $2.50 per share and will expire five years after issuance.  The selling agent warrants had a fair value of $167,397 on the date of issuance and this amount was recorded as a cost of raising capital.

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

Conversion Rights - Each share of Series A Convertible Preferred Stock shall be convertible into that number of shares of common stock determined by dividing the Stated Value, currently $10 per share, by the conversion price, currently $1.66 per share.  The conversion price is subject to adjustment for dilutive issuances.

As per EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, Company Stock, the Company calculated the value of the warrants issued in connection with this transaction to be $567,085.  This amount was recorded as a reduction to the proceeds allocated to Preferred Stock and a corresponding liability was established.  This liability has been classified as non-current since the exercise price of these warrants exceeds the market value of the related common shares.  These warrants have been marked-to-market and the liability has been adjusted with a corresponding charge or benefit recorded in the statement of operations.  During the twelve months ending January 31, 2006 and the three and nine months ended October 31, 2006, the Company recorded benefits of $164,043, $34,660 and $293,929 respectively.

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

In connection with the offer and sale of the Series A Preferred Stock the Company also entered into a Registration Rights Agreement pursuant to which the Company agreed to have a registration statement covering the resale of the common stock attributable to conversion of Series A Preferred Stock and the shares of common stock issuable upon exercise of the preferred warrants, declared effective by October 25, 2005.  In the event a registration statement covering such shares of common stock was not declared effective by October 25, 2005, the Company would be required to pay a penalty to the investors, at the Company’s option in cash or common stock, an amount equal to 1% of the gross proceeds raised in the Offering for each 30 day period that the registration statement is not declared effective by the SEC.  The registration statement filed on August 1, 2005 was not declared effective until March 17, 2006 and a penalty of $134,982 was paid to the investors through April 30, 2006.

During the three and nine months ended October 31, 2006 the holders of the Series A Convertible Preferred Stock converted 1,798 and 286,318 shares of Preferred Stock into 8,365 and 670,036 shares of Company’s common stock. As of October 31, 2006 there were 133,042 shares of Series A Convertible Preferred Stock outstanding with a liquidation preference of $1,780,413.

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

On August 14, 2006, the Company issued 114,721 shares of common stock at $1.25 per share and received net proceeds of $126,715.  In connection with this transaction, the Company issued warrants to purchase 57,361 shares of common stock with an exercise price of $2.00 per share which expire on August 14, 2008 and had a fair value of $16,635.  In connection with this transaction, the Company paid $14,341 and issued 11,472 warrants to a selling agent.  The warrants have the same terms as those issued to the purchasers of common stock, and had a fair value of $4,197 at the date of grant.

The following table represents all warrants issued, exercised, cancelled and outstanding during the nine months ended and as of October 31, 2006.

	Number of	Weighted Average	Remaining Life
	Shares	Price Per Share	Years
Outstanding at February 1, 2006	2,503,501	$2.89	2.5
Issued	572,033	1.97	2.8
Exercised	—	—	—
Cancelled	—	—	—
Outstanding at October 31, 2006	3,075,534	$2.71	2.6
Warrants exercisable at October 31, 2006	3,075,534	$2.71	2.6

6)                   Commitments and Contingencies

On August 2, 2006, the Company entered into a severance agreement with Randy White, the Company’s former Chief Executive Officer who left the Company on February 23, 2006.  The Company paid Mr. White $80,625 as a severance payment pursuant to the agreement and recorded the related expense during the quarter ended October 31, 2006.

The Company was party to a Technology Acquisition Agreement dated June 24, 2004 with L. David Tomei, co-Chairman and Chief Executive Officer, Samuil Umansky, President and Chief Scientific Officer, Hovsep Melkonyan, Vice President, Research, Anatoly Lichtenstein and Kathryn Wilke (collectively, the “Shareholders”) and Xenomics Sub pursuant to which the Shareholders had the option to acquire the Tr-DNA technology from the Company in the event it expended less than 50% of the aggregate net proceeds received by the Company from any aggregate equity or debt financing during the two year period ending July 2, 2006, on development of the Tr-DNA technology.  On June 30, 2006, the Company entered into an agreement with its wholly-owned subsidiary, Xenomics, and the Shareholders pursuant to which the parties terminated the Technology Acquisition Agreement.

On May 10, 2006, the Company entered into a license agreement wherein it obtained the exclusive rights for the generic marker for Acute Myeloid Leukemia and intends to utilize these rights for the development of new diagnostic tools. In connection with this agreement, the Company paid $170,000 and issued warrants for the purchase of 100,000 shares of common stock at $2.00 per share.  These warrants had a value of $101,131 on the date of issuance and expire June 29, 2014.  The Company is obligated to pay an additional $100,000 upon FDA approval of a commercial product based upon this technology and royalties of 3% of net sales and/or 10% of any sublicense income.

7)                   Subsequent Event

On November 14, 2006, the Company entered into a securities purchase agreement whereby it sold $2,225,000 million aggregate principal amount of newly authorized 6% convertible debentures due November 14, 2008.  The debentures have a term of two years and mature on November 14, 2008 unless accelerated in the event of a default.  The debentures pay interest at the rate of 6% per annum, payable semi-annually on April 1 and November 1 of each year beginning November 1, 2007.  The Company may, in its discretion, elect to pay interest on the debentures in cash or in shares of our common stock, subject to certain conditions related to the market for shares of our common stock and the registration of the shares issuable upon conversion of the debentures under the Securities Act of 1933, as amended (the “Securities Act”).

The debentures are convertible at any time at the option of the holder into shares of the Company’s common stock at a price of $0.55 per share, subject to adjustment as set forth therein.  If, after the effective date of the registration statement the Company agreed to file under the Securities Act covering the resale of shares of the common stock issuable upon the conversion of the debentures (the “Registration”), the closing price for the common stock for any 20 consecutive trading days exceeds $1.10, the Company may, within one trading day after the end of such period, require the holders of the debentures to immediately convert all or part of the then outstanding principal amount of their debentures.

Pursuant to the securities purchase agreement, the purchasers of the 6% debentures received warrants to purchase an aggregate of 4,046,364 shares of the Company’s common stock.  Such warrants have an exercise price, subject to certain adjustments, of $0.70 per share and are exercisable at any time on or prior to the sixth anniversary date of issuance.  The warrants do not grant the holders thereof any voting or other rights.

The Company also issued to the lead investor in the financing a warrant to purchase up to an aggregate of 3,500,000 units, containing one share of our common stock and one warrant, at an initial purchase price of $0.55 per unit; provided, on or prior to the time of exercise, the Company receives an aggregate of $5.0 million of financing in addition to the financing as discussed above.  If the Company has not attained the financing condition on or before May 17, 2007, these lead investor’s warrants shall terminate and be of no further force or effect.

Upon the occurrence of certain events of default defined in the debentures, including events of default under the transaction documents related to the financing, the full principal amount of the debentures, together with interest and other amounts owing, become immediately due and payable.

In connection with the issuance of the 6% secured convertible debentures, the Company entered into a registration rights agreement with the purchasers of the debentures.  The registration rights agreement grants registration rights to holders of shares of our common stock issuable upon conversion of the debentures and upon exercise of the warrants.  Pursuant to the registration rights agreement, the Company is required to file a registration statement under the Securities Act of 1933 covering the resale of the registrable securities on or prior to the 15th calendar day following the earlier of May 14, 2007 or the completion of an additional $5,000,000 of sales of securities.  The Company will pay all expenses incurred in connection with the registration described above, except for underwriting discounts and commissions.

On November 30, 2006, the newly-appointed Executive Chairman of the Company offered to give the Company the right to require him to purchase up to $1,500,000 of the Company’s securities (a “Put”) in exchange for amending the terms of the warrants previously issued on

November 14, 2006 and the issuance of an additional warrant giving him the option to buy the securities which could be the subject of the Put.  Following the approval on November 30, 2006 of the transaction by the disinterested members of the Company’s Board of Directors, the Company entered into an amended and restated warrant agreement (the “Amended and Restated Warrant”), replacing the Warrant Agreement previously entered into with him in connection with the $2,225,000 financing described above.

The Amended and Restated Warrant allows the holder to purchase until December 31, 2007 up to an aggregate 6,363,636 units, each containing one share of common stock and one common stock purchase warrant (the “Units”), at an initial purchase price of $0.55 per Unit; provided, on or prior to the time of exercise, the Company receives an aggregate of $5,000,000 of financing (the “Financing Condition”).  The common stock purchase warrants have an exercise price, subject to certain adjustments, of $0.70 per share and are exercisable at any time prior to the sixth anniversary date of the grant.  If the Financing Condition is not fulfilled on or before August 31, 2007, the Amended and Restated Warrant shall terminate and be of no further force or effect.

The Amended and Restated Warrant can only be exercised for cash and if the Company at any time while the Amended and Restated Warrant is outstanding shall sell or grant any option to purchase or otherwise dispose of or issue any shares of common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share less than the then exercise price (such lower price, the “Base Exercise Price”), then the exercise price shall be reduced to an amount equal to the Base Exercise Price and the number of securities issuable thereunder shall be increased such that the aggregate exercise price payable thereunder, after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment.

In addition, on November 30, 2006, the Company entered into a warrant and put option agreement with the Executive Chairman of the Company (the “Warrant and Put Option”).  The Warrant and Put Option allows the holder thereof to purchase up to 2,727,272 additional Units described above until December 31, 2007, at an initial purchase price of $0.55 per Unit, provided, on or prior to the time of exercise, the Financing Condition is attained.  If the Financing Condition has not been fulfilled on or before August 31, 2007, the Warrant and Put Option shall terminate and be of no further force or effect.  The Warrant and Put Option has the same anti dilution adjustments provisions as the Amended and Restated Warrant, including the “full-ratchet down” described above.

Upon written notice from the Company at any time after June 1, 2007 and ending the earlier of the satisfaction of the Financing Condition or December 31, 2007, the Holder shall, within 30 days from the date designated in the notice, purchase the number of Units specified in such notice up to the Maximum Put Amount divided by the applicable exercise price.  The Maximum Put Amount is defined as the sum of $5,000,000 less the amount from the sale of securities during the period beginning on December 1, 2006 to the date of measurement including any such sales pursuant to the Company’s prior exercise in part of the put option on or before August 31, 2007.  In no event shall the Maximum Put Amount exceed $500,000 in a period of thirty calendar days or $1,500,000 in the aggregate.

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

Since inception on August 4, 1999 through October 31, 2006, we have sustained cumulative net losses from operations of $20,147,728.  Our losses have resulted primarily from research and development expenses, patent costs and legal and accounting expenses.  From inception through October 31, 2006, we have not generated any revenue from operations.  We expect to incur additional losses to perform further research and development activities.  We do not currently have any commercial products and expect it will take one to two years for our first product to be commercialized.  Our product development efforts are ongoing, but we cannot make estimates of the costs or the time it will take to complete them.  The risk of completion of any program is high because of the long duration of clinical testing, regulatory approval and review cycles and uncertainty of the costs.  Net cash inflows from any products developed may take several years to achieve.

Results of Operations

Three Months Ended October 31, 2006 and 2005

We had no revenues during the three months ended October 31, 2006 and 2005 because we do not have any commercial products.

Operating expenses increased to $1,559,633 during the three months ended October 31, 2006 from $1,155,647 for the same period in 2005.  The reasons for this change are described in the following paragraphs.

Research and development expenses increased to $765,774 during the three months ended October 31, 2006 from $366,555 during the comparable period in 2005.  This increase is attributable to expansion of research and development activities and, consequently, includes salaries and staff costs for our in-house research and development laboratory, patent legal, filing and maintenance expenses, regulatory and scientific consulting fees and laboratory supplies.

General and administrative expenses of $793,859 during the three months ended October 31, 2006 were in line with the amount of $789,092 expended during the comparable period in 2005.

Other income increased to $15,035 during the three months ended October 31, 2006 from $7,633 during the comparable period in 2005.  Other income consists primarily of interest income and this increase reflects higher average cash balances during the current period.

Other expense decreased to $1,638 during the three months ended October 31, 2006 from $27,710 during the comparable period in 2005.  The amount in 2005 consisted primarily of liquidated damages incurred to certain common stock investors for failure to file a registration statement within the time period required in accordance with the terms of the offering of those securities.

The write-off of costs associated with the abandoned leasehold improvement project of $131,790 during the three months ended October 31, 2006 is the result of the Company’s decision to cancel facility expansion plans and continue to occupy its existing laboratory facilities.

Changes in the fair value of derivative financial instruments for the three months ended October 31, 2006 and 2005 resulted in a benefit of $34,660 and $179,663, respectively.  This benefit is attributable to the change in the liability associated with the warrants issued in connection with the financing transactions concluded on July 13, 2005.

Net loss for the three months ended October 31, 2006 was $1,643,366 as compared to a loss of $996,061 for the same period in 2005.  The increase in the net loss in 2006 is the result of the changes described above.

Nine Months Ended October 31, 2006 and 2005

We had no revenues during the nine months ended October 31, 2006 and 2005 because we do not have any commercial products.

Operating expenses decreased to $5,454,075 during the nine months ended October 31, 2006 from $6,544,349 for the same period in 2005.  The reasons for this change are described in the following paragraphs.

Research and development expenses increased to $2,635,771 during the nine months ended October 31, 2006 from $2,396,890 during the comparable period in 2005.  This increase is attributable to expansion of research and development activities including salaries and staff costs for our in-house research and development laboratory, patent legal, filing and maintenance expenses, regulatory and scientific consulting fees and laboratory supplies; partially offset by lower stock based compensation.

General and administrative expenses decreased to $2,818,304 during the nine months ended October 31, 2006 from $4,147,459 during the comparable period in 2005.  This decrease is primarily attributable to a decrease in stock-based compensation expense of $1,229,670 due to the acceleration of vesting on certain stock options primarily held by founders during the nine months ended October 31, 2005.  The balance of general and administrative expenses of $2,056,329 were in line with the amount of $2,155,814 during the comparable period in 2005.

Other income increased to $62,755 during the nine months ended October 31, 2006 from $53,443 during the comparable period in 2005.  Other income consists primarily of interest income and this comparable amount reflects comparable average cash balances on hand during those periods.

Other expense decreased to $31,981 during the nine months ended October 31, 2006 from $44,014 during the comparable period in 2005.  These amounts consisted of liquidated damages incurred to certain preferred stock investors for failure to obtain a registration statement declared effective within the time period required in accordance with the terms of the offering of those securities.  The registration statement was declared effective in March 2006 and such expenses ceased at that time.

The write-off of costs associated with the abandoned leasehold improvement project of $131,790 during the nine months ended October 31, 2006 is the result of the Company’s decision to cancel facility expansion plans and continue to occupy its existing laboratory facilities.

Changes in the fair value of derivative financial instruments for the nine months ended October 31, 2006 and 2005 resulted in a benefit of $293,929 and $148,611, respectively.  This benefit is attributable to marking to market the liability associated with the warrants issued in connection with the financing transactions concluded on July 13, 2005.

Net loss for the nine months ended October 31, 2006 was $5,261,162 as compared to a loss of $6,386,309 for the same period in 2005.  The decrease in the net loss in 2006 is primarily the result of the decrease in stock-based compensation expense of $2,490,491 offset by other changes as described above.

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

We expect it will take one to two years for our first product to be commercialized.  We currently employ eight research and development scientists and three administrative employees, nine on a full-time basis and two on a part-time basis, at an annual expense of approximately $1,100,000.  These positions include additional scientific, regulatory, and administrative positions.  Substantially all of the expenses involved with our product development initiatives consist of labor and laboratory supplies costs.

In December 2006, the Company has taken measures to reduce operating costs. This included the release of four employees and the reduction of salaries ranging from 10% to 27%.

Our corporate office occupies approximately 2,000 square feet of leased space in New York City under an agreement through 2011.  Additionally, our research and development laboratory occupies approximately 5,000 square feet of leased space in Monmouth Junction, New Jersey under an agreement through October 2007 with the option to renew for an additional one year period.  The latter does not satisfy the good manufacturing practice (cGMP) guidelines required for data collection purposes.  Consequently, we may incur additional expense from time to time utilizing services and/or cGMP facilities of third parties in the performance of our development activities.

Liquidity and Capital Resources

As of October 31, 2006 we had $474,158 in cash, cash equivalents and marketable investments, compared to $3,865,092 as of January 31, 2006.  This decrease of $3,390,934 is the result of net fund raising of $825,060, less $4,024,863 used for operating activities during the nine months ended October 31, 2006.

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

To date, our sources of cash have been primarily limited to the sale of our equity securities.  We cannot be certain that additional funding will be available on acceptable terms, or at all.  Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business.  If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our initiatives.  We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.  Based on the resources available to us at October 31, 2006, we will need additional financing to sustain our operations throughout the next twelve months and we will need additional financing thereafter.  These matters raise substantial doubt about our ability to continue as a going concern.

On November 14, 2006, we sold $2,225.000 of newly authorized 6% convertible debentures which mature on November 14, 2008 and issued warrants for the purchase of the Company’s common stock. As more fully described in the notes to the financial statements, on November 30, 2006, the newly-appointed Executive Chairman of the Company agreed to give the Company the right to require him to purchase up to $1,500,000 of the Company’s securities (a “Put”) in exchange for amending the terms of the warrants previously issued on November 14, 2006.

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

On July 20, 2006, the Company issued 640,000 shares of common stock at $1.25 per share and received net proceeds of $696,000.  In connection with this transaction, the Company issued warrants to purchase 320,000 shares of common stock with an exercise price of $2.00 per share which expire on July 20, 2008 and had a fair value of $169,850.  In connection with this transaction, the Company paid $104,000 and issued 83,200 warrants to a selling agent.  The warrants issued to selling agents have the same terms as those issued to the purchasers of common stock, and had a fair value of $44,161 at the date of grant.

On August 14, 2006, the Company issued 114,721 shares of common stock at $1.25 per share and received net proceeds of $126,715.  In connection with this transaction, the Company issued warrants to purchase 57,361 shares of common stock with an exercise price of $2.00 per share which expire on August 14, 2008 and had a fair value of $16,635.  In connection with this transaction, the Company paid $14,341 and issued 11,472 warrants to a selling agent.  The warrants have the same terms as those issued to the purchasers of common stock, and had a fair value of $4,197 at the date of grant.

On May 10, 2006, the Company entered into a license agreement wherein it obtained the exclusive rights for the generic marker for Acute Myeloid Leukemia and intends to utilize these rights for the development of new diagnostic tools. In connection with this agreement, the Company paid $170,000 and issued warrants for the purchase of 100,000 shares of common stock at $2.00 per share. These warrants had a value of $101,131 on the date of issuance and expire June 29, 2014. The Company is obligated to pay an additional $100,000 upon FDA approval of a commercial product based upon this technology and royalties of 3% of net sales and/or 10% of any sublicense income.

ITEM 3   CONTROLS AND PROCEDURES

Our Executive Chairman and Chief Financial Officer, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of October 31, 2006, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Our Executive Chairman and Chief Financial Officer also concluded that, as of October 31, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls over financial reporting that could significantly affect internal controls during the three months ended October 31, 2006.

ITEM 6                   EXHIBITS

31.1	Certification of Executive Chairman Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

32.1	Certification of Executive Chairman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 21, 2006	XENOMICS, INC.

	By:	/s/ Gianluigi Longinotti-Buitoni
Gianluigi Longinotti-Buitoni, Executive Chairman

	By:	/s/ Frederick Larcombe
Frederick Larcombe, Chief Financial Officer
(Principal Financial and Accounting Officer)