Form 10-Q/A
period 2006-07-31
XENOMICS INC
filed 2006-12-28
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

INTRODUCTORY NOTE

This Report on Form 10-Q/A for Xenomics, Inc. (the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words.  Forward-looking statements include information concerning possible or assumed future business success or financial results.  You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information.  We believe that it is important to communicate future expectations to investors.  However, there may be events in the future that we are not able to accurately predict or control.  Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

EXPLANATORY NOTE

This form 10-Q/A has been amended to correct certain typographical and other minor changes to the Form 10-Q filed on September 20, 2006. This Amendment speaks as of the original filing of our Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

PART 1— FINANCIAL INFORMATION

		Page
Item 1.	Condensed Consolidated Financial Statements:

	Unaudited Balance Sheet as of July 31, 2006 and audited Balance Sheet as of January 31, 2006	3

	Unaudited Statements of Operations for the Three and Six Months Ended July 31, 2006 and 2005 and the Period August 4, 1999 (Inception) to July 31, 2006	4

	Condensed Statements of Changes in Stockholders’ Equity for the Period August 4, 1999 (Inception) to July 31, 2006	5

	Unaudited Statements of Cash Flows for the Six Months Ended July 31, 2006 and 2005 and the Period August 4, 1999 (Inception) to July 31, 2006	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis and Plan of Operation	17

Item 3.	Controls and Procedures	22

PART II — OTHER INFORMATION

Item 6.	Exhibits	22

	Signatures	24

PART I – FINANCIAL INFORMATION

ITEM 1                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Xenomics, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	July 31,	January 31,
	2006	2006
	(Unaudited)
Assets

Current assets:
Cash	$1,685,576	$3,865,092
Prepaid expenses and other current assets	33,649	76,697
Total current assets	1,719,225	3,941,789

Property and equipment, net	230,068	121,533
Deposits	55,698	55,698
Other assets	0	2,000

Total assets	$2,004,991	$4,121,020

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$493,515	$234,681
Total liabilities	493,515	234,681

Derivative financial instruments	146,360	405,629

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 134,840 and 277,100 shares outstanding at July 31, 2006 and January 31, 2006, respectively, designated as Series A Preferred Stock with liquidation preference of $1,348,407 and $2,780,237 at July 31, 2006 and January 31, 2006, respectively	1,072,456	2,203,915
Common stock, $0.0001 par value, 100,000,000 shares authorized, 19,905,971 and 18,604,300 issued and outstanding at July 31, 2006 and January 31, 2006, respectively	1,990	1,860
Additional paid-in capital	19,224,069	17,590,422
Deferred stock based compensation	0	(1,045,971)
Deficit accumulated during development stage	(18,933,399)	(15,269,516)
Total stockholders’ equity	1,365,116	3,480,710

Total liabilities and stockholders’ equity	$2,004,991	$4,121,020

The accompanying notes are an integral part of these financial statements

Xenomics, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended		For the period August 4, 1999
	July 31		July 31		(Inception) to
	2006	2005	2006	2005	July 31, 2006
Revenues	$0	$0	$0	$0	$0

Operating expenses:

Research and development:
Non-cash charge for stock-based compensation	72,137	1,569,777	105,900	1,437,527	2,147,034
Other	950,267	266,161	1,764,097	562,807	5,932,505
Total	1,022,404	1,835,938	1,869,997	2,000,334	8,079,539

General and administrative
Non-cash charge for stock-based compensation	123,362	1,805,875	645,258	1,830,187	6,300,460
Other	807,399	982,898	1,379,187	1,558,181	4,576,675
Total	930,761	2,788,773	2,024,445	3,388,368	10,877,135

Total operating expenses	1,953,165	4,624,711	3,894,442	5,388,702	18,956,674

Operating loss	(1,953,165)	(4,624,711)	(3,894,442)	(5,388,702)	(18,956,674)

Other income (expense):

Other income	22,751	33,686	47,720	45,810	196,912
Other expense	0	(16,304)	(30,343)	(16,304)	(165,325)
Change in fair value of derivative financial instruments - Income (Expense)	219,599	(31,052)	259,269	(31,052)	420,725
Total other expense	242,350	(13,670)	276,646	(1,546)	452,312

Net loss	(1,710,815)	(4,638,381)	(3,617,796)	(5,390,248)	(18,504,362)

Items attributed to preferred stock:

Preferred stock dividend	(18,377)	0	(46,087)	0	(106,828)

Accretion on Series A preferred stock	0	(322,209)	0	(322,209)	(322,209)

Net loss attributable to common shareholders	$(1,729,192)	$(4,960,590)	$(3,663,883)	$(5,712,457)	$(18,933,399)

Weighted average shares of common stock outstanding:
Basic and diluted	19,263,879	18,933,648	18,952,676	18,335,109

Net loss per common share:
Basic and diluted	$(0.09)	$(0.24)	$(0.19)	$(0.29)

The accompanying notes are an integral part of these financial statements.

Prior year amounts have been re-classified to conform to current year presentation format.

Xenomics, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

								Deficit
							Deferred	Accumulated
						Additional	Stock	During
	Preferred Stock		Common Stock		Treasury	Paid-In	Based	Development
	Shares	Amount	Shares	Amount	Shares	Capital	Compensation	Stage	Total

Balance, August 4, 1999 (Inception)	0	$0	0	$0	$0	$0	$0	$0	$0

Issuance of common stock to founders for cash at $0.0002 per share			222,000,000	22,200		19,800			42,000

Net loss								(14,760)	(14,760)

Balance, January 31, 2000	0	0	222,000,000	22,200	0	19,800	0	(14,760)	27,240

Net loss								(267,599)	(267,599)

Balance, January 31, 2001	0	0	222,000,000	22,200	0	19,800	0	(282,359)	(240,359)

Capital contribution of cash						45,188			45,188

Net loss								(524,224)	(524,224)

Balance, January 31, 2002	0	0	222,000,000	22,200	0	64,988	0	(806,583)	(719,395)

Issuance of common stock for cash at $0.0005 per share			7,548,000	755		2,645			3,400

Capital contribution of cash						2,500			2,500

Net loss								(481,609)	(481,609)

Balance, January 31, 2003	0	0	229,548,000	22,955	0	70,133	0	(1,288,192)	(1,195,104)

Net loss								(383,021)	(383,021)

Balance, January 31, 2004	0	0	229,548,000	22,955	0	70,133	0	(1,671,213)	(1,578,125)

Waiver of founders’ deferred compensation						1,655,031			1,655,031

Issuance of common stock and warrants for cash at $0.95 per share			2,645,210	265		2,512,685			2,512,950

Redemption of shares held by Panetta Partners, Inc.			(218,862,474)	(21,886)		(478,114			(500,000)

Costs associated with recapitalization						(301,499			(301,499)

Share exchange with founders			2,258,001	226		(226			0

Issuance of treasry shares to escrow			350,000	35	(35)				0

Issuance of common stock and warrants for cash at $1.95 per share			1,368,154	136		2,667,764			2,667,900

Issuance of warrants to finders						403,038			403,038

Finders warrants charged to cost of capital						(403,038			(403,038)

Deferred stock-based compensation						1,937,500	(1,937,500)		0

Amortization of deferred stock-based compensation							245,697		245,697

Options issued to consultants						1,229,568			1,229,568

Warrants issued to consultants						2,630,440			2,630,440

Net loss								(5,371,027)	(5,371,027)

Balance, January 31, 2005	0	$0	17,306,891	$1,731	$(35)	$11,923,282	$(1,691,803)	$(7,042,240)	$3,190,935

The accompanying notes are an integral part of these financial statements.

								Deficit
							Deferred	Accumulated
						Additional	Stock	During
	Preferred Stock		Common Stock		Treasury	Paid-In	Based	Development
	Shares	Amount	Shares	Amount	Shares	Capital	Compensation	Stage	Total

Balance, January 31, 2005	0	0	17,306,891	$1,731	$(35)	$11,923,282	$(1,691,803)	$(7,042,240)	$3,190,935

Issuance of common stock and warrants for cash at $1.95 per share			102,564	10		199,990			200,000

Payment of finders fees and expenses in cash						(179,600			(179,600)

Common stock issued to finders			24,461	2		(2			0

Issuance of common stock and warrants for cash at $1.95 per share			1,515,384	152		2,954,847			2,954,999

Payment of finders fees and expenses in cash						(298,000			(298,000)

Warrants issued to finders						222,188			222,188

Finders warrants charged to cost of capital						(222,188			(222,188)

Issuance of preferred stock and warrants for cash at $10.00 per share	277,100	2,448,791				322,209			2,771,000

Accretion of preferred stock		322,209						(322,209)	0

Value of warrants reclassified to derivative financial instrument liability		(567,085)							(567,085)

Payment of finders fees and expenses in cash						(277,102			(277,102)

Warrants issued to finders						167,397			167,397

Finders warrants charged to cost of capital						(167,397			(167,397)

Retirement of treasury shares			(350,000)	(35)	35				0

Common stock issued for services			5,000	0		16,500			16,500

Stock-based compensation expense for non-employees						2,928,298			2,928,298

Amortization of deferred stock-based compensation							645,832		645,832

Preferred stock dividend								(60,741)	(60,741)

Net loss								(7,844,326)	(7,844,326)

Balance, January 31, 2006	277,100	2,203,915	18,604,300	1,860	0	17,590,422	(1,045,971)	(15,269,516)	3,480,710

Conversion of Preferred Stock	(142,260)	(1,131,459)	661,671	66		1,131,393			0

Implementation of SFAS 123R						(1,045,971	1,045,971		0

Issuance of common stock and warrants for net cash proceeds of $1.25 per share			640,000	64		695,936			696,000

Warrants issued for services						101,131			101,131

Stock based compensation						751,158			751,158

Preferred stock dividend								(46,087)	(46,087)

Net loss								(3,617,796)	(3,617,796)

Balance, July 31, 2006	134,840	$1,072,456	19,905,971	$1,990	$0	$19,224,069	$0	$(18,933,399)	$1,365,116

The accompanying notes are an integral part of these financial statements.

Xenomics, Inc. and Subsidiary

(A Development Stage Company)

Condensed Consolidated Statement of Cash Flows

(Unaudited)

			For the cumulative period
	Six Months Ended July 31		August 4, 1999 (Inception) to
	2006	2005	July 31, 2006

Operating activities:

Net loss	$(3,617,796)	$(5,390,248)	$(18,504,362)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,362	10,545	54,374
Stock based compensation expense	751,158	3,267,714	8,447,494
Founders compensation contributed to equity	0	0	1,655,029
Increase (decrease) in fair value of derivative financial instruments	(259,269)	31,052	(420,725)
Issuance of warrants for services	101,131	0	101,131
Amortization of purchase discount on marketable securities	0	(1,695)	0
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	43,048	(92,387)	(33,649)
(Increase) decrease in other assets	2,000	2,565	(55,698)
Increase in accounts payable and accrued expenses	258,834	61,221	493,515

Net cash used in operating activities	(2,704,532)	(2,111,233)	(8,262,891)

Investing activities:

Purchase of property and equipment	(124,897)	(29,575)	(284,442)
Purchase of marketable securities	0	(3,442,960)	0

Net cash used in investing activities	(124,897)	(3,472,535)	(284,442)

Financing activities:

Proceeds from sale of common stock net of expenses	696,000	3,154,399	9,124,937
Payment of acquisition costs on common stock	0	(477,000)	(779,098)
Proceeds from sale of preferred stock net of expenses	0	2,771,000	2,771,000
Payment of acquisition costs on preferred stock	0	(277,102)	(277,102)
Redemption of common stock	0	0	(500,000)
Payment of preferred stock dividends	(46,087)	0	(106,828)

Net cash provided by financing activities	649,913	5,171,297	10,232,909

Net change in cash	(2,179,516)	(412,471)	1,685,576

Cash - Beginning of period	3,865,092	3,226,965	0

Cash - End of period	$1,685,576	$2,814,494	$1,685,576

Supplemental disclosure of cash flow information:

Cash paid for taxes	$0	$0	0
Cash paid for interest	$0	$0	0

Supplemental disclosure of non-cash investing and financing activities:

Conversion of shares of 142,260 preferred stock into 661,671 shares of common stock	1,131,459	—	1,131,459

The accompanying notes are an integral part of these financial statements

Xenomics, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended July 31, 2006 and 2005

(Unaudited)

1)            Business

Xenomics, Inc. (“Xenomics” or the “Company”) is considered to be in the development stage.  Since inception on August 4, 1999, Xenomics’ efforts have been principally devoted to research and development, securing and protecting its patents and raising capital.  From inception through July 31, 2005, Xenomics has sustained cumulative net losses of $18,933,399.  Xenomics’ losses have resulted primarily from expenditures incurred in connection with salaries and facilities cost associated with research and development activities, application and filing for regulatory approval of its proposed products, patent filing and maintenance expenses, outside accounting and legal services and regulatory, scientific and financial consulting fees as well as stock-based compensation expense.  From inception through July 31, 2006, Xenomics has not generated any revenue from operations, the Company expects to incur additional losses to perform further research and development activities, does not currently have any commercial molecular diagnostic products approved by the Food and Drug Administration, and does not expect to have such for several years, if at all.

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

2)                                     Basis of Presentation and Going Concern Uncertainty

Basis of Presentation

The condensed consolidated interim financial information as of July 31 2006 and for the three and six month periods ended July 31, 2006 and 2005 and for the cumulative period from August 4, 1999 to July 31, 2006, has been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto, included in the Company’s

Annual Report on Form 10-KSB for the fiscal year ended January 31, 2006, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of July 31, 2006, and results of operations, cash flows and stockholders’ equity (deficiency) for the three and six months ended July 31, 2006 and 2005 and for the cumulative period from August 4, 1999 to July 31, 2006, as applicable, have been made.  The results of operations for the three and six month periods ended July 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Going Concern Uncertainty

As shown in the accompanying consolidated financial statements, Xenomics has suffered operating losses and negative cash flow from operations since inception and has an accumulated deficit of $18,933,399.  Primarily as a result of private placements of common stock in 2005 and 2006 and proceeds received upon the issuance of preferred stock, Xenomics realized cumulative net proceeds of approximately $11,200,000.  As of July 31, 2006, Xenomics has working capital of $1,225,710 and a cash balance of $1,685,576.  Xenomics expects that its existing capital resources will not be sufficient to fund its operations for the next twelve months.  Consequently, it will be required to raise additional capital to complete the development and commercialization of its current product candidates.  Xenomics’ auditors stated in their report on the Consolidated Financial Statements for the year ended January 31, 2006, that these conditions raise substantial doubt about its ability to continue as a going concern.

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

Stock based compensation expense related to employee and non-employee stock options recognized in the operating results for the three and six months ended July 31, 2006 and 2005, and for the period from August 4, 1999 (inception), through July 31, 2006 can be summarized as follow:

	Three Months Ended July 31		Six Months Ended July 31		Inception through
Stock based compensation expense	2006	2005	2006	2005	July 31, 2006
Employees — included in research and development expense	$72,137	$0	$97,141	$0	$97,141
Employees — included in general and administrative expense	69,096	161,458	582,748	322,916	1,474,279
Subtotal employee stock option grants	141,233	161,458	679,889	322,916	1,571,420

Non-employee — research and development	0	1,569,777	8,759	1,437,528	2,049,893
Non-employee — general and administrative	54,266	1,644,417	62,510	1,507,270	4,826,180
Subtotal non-employee stock option grants	54,266	3,214,194	71,269	2,944,798	6,876,073
Total stock based compensation expense	$195,499	$3,375,652	$751,158	$3,267,714	$8,447,493

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

The assumptions made in calculating the fair values of all options are as follows:

	Six Months Ended		Three Months Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Expected volatility	80 - 60%	80%	80-60%	80%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.50%	4.50%	4.5%	4.5%
Expected term (in years)	3-7 years	7 years	3-7 years	7 years

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

5)            Stockholders’ Equity:

All share amounts have been restated to reflect the 111 for 1 stock split which was effected July 26, 2004.

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

On April 7, 2005, the Company closed the second and final traunche of the private placement of 1,515,384 shares of common stock and 378,846 warrants to certain additional Investors.  The securities were sold as a unit (the “Units”) at a price of $1.95 per Unit for aggregate proceeds of $2,954,999.  Each Unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock.  The warrants are immediately exercisable at $2.95 per share and are exercisable at any time within five years from the date of issuance.  The fair value of these Investor warrants using a market price of $2.61 per share on the date of issuance date was $694,335.  The Company paid an aggregate $298,000 and issued an aggregate 121,231 warrants to purchase common stock to Axiom Capital Management who acted as the selling agent.  The warrants are immediately exercisable at $2.15 per share, and will expire five years after issuance.  The warrants had a fair value of $222,188 on the date of issuance and this amount was recorded as a cost of raising capital.  These April 7, 2005 Investors became parties to the same Registration Rights Agreement as the January 28, 2005 Investors.

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

6)            Commitments and Contingencies

On August 2, 2006, the Company entered into a severance agreement with Randy White, the Company’s former Chief Executive Officer who left the Company on February 23, 2006.  Pursuant to the agreement, the Company agreed to pay to Mr. White

$80,625 as a severance payment, $10,000 of which has been paid to date and the remainder to be paid no later than September 5, 2006.  After making the $10,000 payment during August 2006, the Company has suspended all subsequent payments for reasons it believes to be valid and supportive of such action.  As of September 19, 2006, the date of this report, there are no meaningful discussions in progress with Dr. White.

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

Research and development expenses decreased to $1,022,404 during the three months ended July 31, 2006 from $1,835,938 during the comparable period in 2005. This consists of an increase of $684,106 for research and development activities consisting of salaries and staff costs for our in-house research and development laboratory, patent legal, filing and maintenance expenses, regulatory and scientific consulting fees and laboratory supplies. This was offset by a decrease in stock-based compensation expense of $1,497,640 due to the acceleration of stock options primarily held by founders during the comparable period in 2005 in recognition of services through that date.

General and administrative expenses decreased to $930,761 during the three months ended July 31, 2006 from $2,788,773 during the comparable period in 2005.  This decrease is primarily attributable to a decrease in stock-based compensation expense of $1,682,513 due to the acceleration of stock options primarily held by founders during the three months ended July 31, 2005 in recognition of services through that date.  The balance of the decrease of $175,499 is attributable to cost containment measures for administrative activities.

Other income decreased to $22,751 during the three months ended July 31, 2006 from $33,686 during the comparable period in 2005.  Other income consists primarily of interest income and this decrease reflects lower cash balances during the current year.  Other expense decreased to zero during the three months ended July 31, 2006 from $16,304 during the comparable period in 2005.  The amount in 2005 consisted of liquidated damages incurred to certain common stock investors for failure to file a registration statement within the time period required in accordance with the terms of the offering of those securities.  Changes in the fair value of derivative financial instruments for the three months ended July 31, 2006 and 2005 resulted in a benefit of $219,599 and an expense of $31,052, respectively.  This benefit/expense is attributable to the change in the liability associated with the warrants issued in connection with the financing transactions concluded on July 13, 2005.

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

Operating expenses decreased to $3,894,442 during the six months ended July 31, 2006 from $5,388,702 for the same period in 2005.  The reasons for this change are described in the following paragraphs.

Research and development expenses decreased to $1,869,997 during the six months ended July 31, 2006 from $2,000,334 during the comparable period in 2005. This consists of an increase of $1,201,290 for research and development activities consisting of salaries and staff costs for our in-house research and development laboratory, patent legal, filing and maintenance expenses, regulatory and scientific consulting fees and laboratory supplies. This was offset by a decrease in stock-based compensation expense of $1,331,627 due to the acceleration of stock options primarily held by founders during the comparable period in 2005 in recognition of services through that date.

General and administrative expenses decreased to $2,024,445 during the six months ended July 31, 2006 from $3,388,368 during the comparable period in 2005.  This decrease is primarily attributable a decrease in stock-based compensation expense of $1,184,929 due to the acceleration of stock options primarily held by founders during the three months ended July 31, 2005 in recognition of services through that date.  The balance of the decrease of $178,994 is attributable to cost containment measures for administrative activities.

Other income increased to $47,720 during the six months ended July 31, 2006 from $45,810 during the comparable period in 2005.  Other income consists primarily of interest income and this comparable amount reflects consistent average cash balances on hand during those periods.  Other expense increased to $30,343 during the six months ended July 31, 2006 from $16,304 during the comparable period in 2005.  The amount in 2006 consisted of liquidated damages incurred to certain preferred stock investors for failure to obtain a registration statement declared effective within the time period required in accordance with the terms of the offering of those securities.  The amount in 2005 consisted of liquidated damages incurred to certain common stock investors for failure to file a registration statement in the time period required in accordance with the terms of the offering.  Change in the fair value of derivative financial instruments for the six months ended July 31, 2006 and 2005 resulted in a benefit of $259,269 and an expense of $31,052, respectively.  This benefit/expense is attributable to the change in the liability associated with the warrants issued in connection with the financing transactions concluded on July 13, 2005.

Net loss for the six months ended July 31, 2006 was $3,617,796 as compared to a loss of $5,390,248 for the same period in 2005.  The decrease in the net loss in 2006 is primarily the result of the decrease of stock-based compensation expense as described above.

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

ITEM 3                   CONTROLS AND PROCEDURES

Our Executive Chairman and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of July 31, 2006, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Our Executive Chairman and Chief Financial Officer also concluded that, as of July 31, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls over financial reporting that could significantly affect internal controls during the three months ended July 31, 2006.

ITEM 6                   EXHIBITS

10.1         Agreement dated July 26, 2006 between V. Randy White and Xenomics, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q as filed on September 20, 2006)

31.1                           Certification of Executive Chairman Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Exchange Act.

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

Dated: December 28, 2006	XENOMICS, INC.

	By:	/s/ Gianluigi Longinotti-Buitoni
Gianluigi Longinotti-Buitoni, Executive Chairman

	By:	/s/ Frederick Larcombe
Frederick Larcombe, Chief Financial Officer
(Principal Financial and Accounting Officer)