Form 10-Q
period 2012-03-31
TrovaGene Inc.
filed 2012-05-15
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER 000-54556

TROVAGENE, INC.

(Exact Name of small business issuer as specified in its charter)

Delaware	27-2004382
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11055 Flintkote Avenue, Suite B, San Diego, California 92121

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (858) 217-4838

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 14, 2012 the issuer had 69,180,357 shares of Common Stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	4

Condensed Consolidated Statements of Operations and Comprehensive Net Loss for the Three Months Ended March 31, 2012 and 2011 (unaudited) and the period August 4, 1999 (Inception) to March 31, 2012 (unaudited)	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period August 4, 1999 (Inception) to March 31, 2012 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (unaudited) and the period August 4, 1999 (Inception) to March 31, 2012 (unaudited)	13

Notes to Condensed Consolidated Financial Statements (unaudited)	15

Trovagene, Inc. and Subsidiaries

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$586,777	$700,374
Accounts receivable	76,533	99,140
Prepaid expenses	42,441	42,658
Total current assets	705,751	842,172
Property and equipment, net	114,323	22,504
Other assets	362,081	174,581
Total assets	$1,182,155	$1,039,257

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$946,952	$928,364
Accrued expenses	585,775	501,517
Total current liabilities	1,532,727	1,429,881
Derivative financial instruments	3,983,430	3,840,644
Total liabilities	5,516,157	5,270,525

Commitments and contingencies (Note 8)
Stockholders’ deficiency

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 95,600 shares outstanding at March 31, 2012 and December 31, 2011, designated as Series A Convertible Preferred Stock with liquidation preference of $956,000 at March 31, 2012 and December 31, 2011	96	96

Common stock, $0.0001 par value, 100,000,000 shares authorized, 67,146,857 and 64,422,157 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	6,714	6,442

Additional paid-in capital	40,429,821	39,360,625
Deficit accumulated during development stage	(44,770,633)	(43,598,431)
Total stockholders’ deficiency	(4,334,002)	(4,231,268)

	$1,182,155	$1,039,257

The accompanying notes are an integral part of these condensed consolidated financial statements

Trovagene, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

	Three months ended March 31,		For the period August 4, 1999 (Inception) to
	2012	2011	March 31, 2012
Royalty income	$34,153	$89,082	$679,223
License fees	—	—	1,363,175
Total revenues	34,153	89,082	2,042,398
Operating expenses:
Research and development	337,407	258,016	15,866,560
Purchased in-process research and development expense-related party	—	—	2,666,869
General and administrative	826,964	551,044	23,367,818
Total operating expenses	1,164,371	809,060	41,901,247
Operating loss	(1,130,218)	(719,978)	(39,858,849)
Other income (expense):
Interest income	—	171	266,883
Interest expense	—	(28,511)	(1,325,372)
Amortization of deferred debt costs and original issue discount	—	—	(2,346,330)
Change in fair value of derivative instruments	(32,424)	196,331	1,193,582
Gain on extinguishment of debt	—	—	623,383
Liquidated damages and other forbearance agreement settlement costs	—	—	(1,758,111)
Net loss and Comprehensive loss	(1,162,642)	(551,987)	(43,204,814)

Preferred stock dividend	(9,560)	(9,560)	(317,478)
Cumulative effect of early adoption of ASC 815-40 on November 1, 2006	—	—	(455,385)
Series A convertible preferred stock beneficial conversion feature accreted as a dividend	—	—	(792,956)
Net loss and Comprehensive loss attributable to common stockholders	$(1,172,202)	$(561,547)	$(44,770,633)
Weighted average shares of common stock outstanding:
Basic and diluted	66,010,076	54,137,893
Net loss per common share:
Basic and diluted	$(0.02)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements

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

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency) (Continued)

						Accumulated
	Preferred Stock		Common Stock		Additional Paid-In	Deficit During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)

Balance, December 31, 2009	95,600	$96	35,211,908	$3,521	32,043,275	(35,833,601)	$(3,786,709)
Issuance of shares of common stock in payment of convertible debenture interest			513,712	51	115,920		115,971
Issuance of common stock to selling agents			476,000	48	(48)		—
Private placement of units			3,469,400	347	1,734,353		1,734,700
Derivative liability — price protected units upon issuance					(1,010,114)		(1,010,114)
Consulting services settled via issuance of stock			425,000	43	212,457		212,500
Shares issued in settlement of legal fees			175,439	17	99,983		100,000
Stock issued in payment of deferred salary to former CEO			76,472	8	28,338		28,346
Shares issued in connection with Agreement & Plan of Merger with Etherogen, Inc,			12,262,782	1,226	2,770,163		2,771,389
Stock Based Compensation expense					325,930		325,930
Preferred stock dividend						(38,240)	(38,240)

Net loss						(5,449,138)	(5,449,138)

Balance, December 31, 2010	95,600	$96	52,610,713	$5,261	36,320,257	$(41,320,979)	$(4,995,365)

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

						Deficit
						Accumulated
	Preferred	Preferred	Common	Common	Additional	During	Total
	Stock	Stock	Stock	Stock	Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

Balance, December 31, 2010	95,600	$96	52,610,713	$5,261	$36,320,257	$(41,320,979)	$(4,995,365)
Issuance of shares of common stock in payment of convertible debenture interest in accordance with Forbearance Agreement			385,284	38	85,237		85,275
Private placement of units			5,147,000	515	2,572,985		2,573,500
Derivative liability-fair value of warrants and price protected units issued					(1,298,618)		(1,298,618)
Shares issued in connection with Board Compensation			250,500	25	125,225		125,250
Issuance of common stock to shareholder as finder’s fees			541,550	54	(54)		—
Issuance of common stock in connection with consulting services			350,000	35	174,965		175,000
Stock issued in connection with conversion of convertible debentures			5,137,110	514	1,129,650		1,130,164
Stock based compensation					250,978		250,978
Preferred stock dividend						(38,240)	(38,240)
Net loss						(2,239,212)	(2,239,212)
Balance, December 31, 2011	95,600	$96	64,422,157	$6,442	$39,360,625	$(43,598,431)	$(4,231,268)
Private placement of units			1,900,000	190	949,810		950,000
Derivative liability-fair value of warrants and price protected units issued					(385,329)		(385,329)
Correction of error in derivative liability — fair value of warrants price protected units issued					274,967		274,967
Issuance of common stock and warrant to shareholder as finder’s fees			74,700	7	(7)		—
Payment of selling agent fees and expenses					(60,500)		(60,500)
Issuance of common stock in connection with Asset Purchase Agreement with MultiGen Diagnostics, Inc.			750,000	75	187,425		187,500
Stock based compensation					102,830		102,830
Preferred stock dividend						(9,560)	(9,560)
Net loss						(1,162,642)	(1,162,642)
Balance, March 31, 2012	95,600	$96	67,146,857	$6,714	$40,429,821	$(44,770,633)	$(4,334,002)

The accompanying notes are an integral part of these condensed consolidated financial statements

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Three Months ended March 31, 2012	Three Months ended March 31, 2011	For the period August 4, 1999 (Inception) to March 31, 2012

Operating activities
Net loss	$(1,162,642)	$(551,987)	$(43,204,814)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,190	2,555	227,989
Stock based compensation expense	102,830	64,160	11,583,155

Founders compensation contributed to equity	—	—	1,655,031

Donated services contributed to equity	—	—	829,381

Settlement of consulting services in stock	—	—	478,890
Amortization of deferred debt costs and original issue discount	—	—	2,346,330
Liquidated damages and other forbearance agreement settlement costs paid in stock	—	—	1,758,111

Interest expense on convertible debentures paid in stock	—	28,511	757,198

Change in fair value of financial instruments	32,424	(196,331)	(1,193,582)

Gain on extinguishment of debt	—	—	(623,383)

Purchased in process research and development expense-related party	—	—	2,666,869
Stock issued in connection with payment of deferred salary	—	—	28,346
Stock issued in connection with settlement of legal fees	—	—	100,000
Stock issued in connection with consulting services	—	—	287,500
Changes in operating assets and liabilities:
Decrease (increase) in other assets	—	(10,824)	(69,881)
Decrease (increase) in accounts receivable	22,607	(9,093)	(76,533)
Decrease (increase) in prepaid expenses	217	(70,157)	(42,441)
Increase (decrease) in accounts payable, accrued expenses and other	93,286	174,513	1,509,654
Net cash used in operating activities	(905,088)	(568,653)	(20,982,180)

Investing activities:
Assets acquired in Etherogen, Inc. merger	—	—	(104,700)
Capital expenditures	(98,009)	(1,528)	(342,312)
Net cash used in investing activities	(98,009)	(1,528)	(447,012)

Financing activities
Proceeds from sale of 6% convertible debenture	—	—	2,335,050
Debt issuance costs	—	—	(297,104)
Proceeds from sale of common stock, net of expenses	889,500	600,000	18,321,505
Proceeds from a non-exclusive selling agent’s agreement	—	—	142,187
Note (repayment)	—	—	—
Costs associated with recapitalization	—	—	(362,849)
Proceeds from sale of preferred stock	—	—	2,771,000
Payment of finders’ fee on preferred stock	—	—	(277,102)
Redemption of common stock	—	—	(500,000)
Payment of preferred stock dividends	—	—	(116,718)
Net cash provided by financing activities	889,500	600,000	22,015,969
Net change in cash and equivalent-(decrease)increase	(113,597)	29,819	586,777
Cash and cash equivalents—Beginning of period	700,374	58,703	—
Cash and cash equivalents—End of period	$586,777	$88,522	$586,777

	Three months ended March 31, 2012	Three months ended March 31, 2011	For the period August 4, 1999 (Inception) to March 31, 2012
Supplementary disclosure of cash flow activity:
Cash paid for taxes	$—	$—	$—

Cash paid for interest	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of 174,000 shares of preferred stock into 826,431 shares of common stock:
Surrender of 174,000 shares of preferred stock	$—	$—	$(1,740,000)
Issuance of 826,431 shares of common stock	$—	$—	$1,740,000
Issuance of 750,000 shares of common stock pursuant to Asset Purchase Agreement with Multigen Diagnostics, Inc.	$187,500	$—	$187,500

Issuance of 250,500 shares of common stock for Board of Directors’ fees in lieu of cash payment	$—	$125,250	$125,250
Conversion of $2,335,050 of 6% debentures	$—	$—	$1,130,164
Series A Preferred beneficial conversion feature accreted as a dividend	$—	$—	$792,956
Preferred stock dividends accrued	$9,560	$9,560	$152,960
Interest paid on common stock	$—	$28,511	$1,325,372

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

1. Condensed Consolidated Financial Statements

Business Overview

Trovagene, Inc. (“Trovagene” or the “Company”) is a development stage molecular diagnostic company that focuses on the development and marketing of urine-based nucleic acid tests for patient/disease screening and monitoring. The Company’s novel tests predominantly use transrenal DNA (Tr-DNA) and transrenal RNA (Tr-RNA). Trovagene’s primary focus is to leverage its urine-based (i.e. transrenal) testing platform to facilitate improvements in the management of cancer care and women’s healthcare. Tr-DNAs and Tr-RNAs are fragments of nucleic acids derived from dying cells inside the body. The intact DNA is fragmented in dying cells and released into the blood stream. These fragments have been shown to cross the kidney barrier and can be detected in urine. In addition, there is evidence that some species of RNA or their fragments are stable enough to cross the renal barrier. These RNA can also be isolated from urine, detected and analyzed. The Company believes its technology is applicable to all transrenal nucleic acids (Tr-NA). Trovagene’s patented technology uses safe, non-invasive, cost effective and simple urine collection which can be applied to a broad range of testing including: tumor detection and monitoring (e.g., KRAS mutations in pancreatic cancer), prenatal genetic testing, infectious diseases, tissue transplantation, forensic identification and for patient selection in clinical trials. Trovagene believes that its technology is ideally suited to be used in developing molecular diagnostic assays that will allow physicians to provide very simple, non-invasive and convenient screening and monitoring tests for their patients by identifying specific biomarkers involved in the disease process. If the  Company is successful, its novel assays may facilitate  improved testing compliance resulting in earlier diagnosis of disease, more targeted treatment which will be more cost effective, and improvements in the quality of life for the patient.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Trovagene, which include its wholly owned subsidiary Xenomics, Inc., a California corporation (“Xenomics Sub”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated. Certain items in the comparable prior period’s financial statements have been reclassified to conform to the current period’s presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2011 and December 31, 2010 and from inception (August 4, 1999) to December 31, 2011 and for each of the two years ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made. The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

Going Concern

Trovagene’s condensed consolidated financial statements as of March 31, 2012 have been prepared under the assumption that Trovagene will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate additional revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will be required to raise additional capital within the next two months to complete the development and commercialization of current product candidates and to continue to fund operations at its current cash expenditure levels.

Cash used in operating activities was $905,088 and $568,653, for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012 and 2011, the Company incurred net losses attributable to common stockholders of $1,172,202 and $561,547, respectively.

To date, Trovagene’s sources of cash have been primarily limited to the sale of debt and equity securities. Net cash provided by financing activities for the three months ended March 31, 2012 and March 31, 2011 was $889,500 and $600,000, respectively. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct its business.

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

The Company has approximately $823,000 of cash in the bank at May 11, 2012. Based on the Company’s projections of future ordinary expenses and expected receipts the Company has enough cash to pay expenses through July of 2012.

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

2. Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guideance, basic and diluted net income/loss per common share was determined by dividing net income/loss applicable to common stockholders by the weighted-average common shares outstanding during the period.

Diluted weighted-average shares are the same as basic weighted-average shares when the shares issuable pursuant to the exercise of dilutive instruments would have been antidilutive.

For the three months ended March 31, 2012 and 2011, certain of the outstanding stock options and other common stock equivalents were excluded from the calculation of diluted income per share because the effect was anti-dilutive. The amounts excluded in the three months ended March 31, 2012 and 2011 were 41,354,444 and 37,031,089, respectively. Basic and diluted weighted average units outstanding were the same.

3.              Accounting for Share-Based Payments

Stock Options

ASC Topic 718 “Compensation—Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. ASC Topic 718 did not change the way Trovagene accounts for non-employee stock-based compensation. Trovagene accounts for shares of common stock, stock options and warrants issued to non-employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received. The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “ Equity-Based Payment to Non-Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

Stock-based compensation expense related to Trovagene options have been recognized in operating results as follow:

	Three Months Ended March 31,
	2012	2011
Included in research and development expense	$7,583	$21,709
Included in general and administrative expense	95,247	42,451
Total stock-based compensation expense	$102,830	$64,160

The unrecognized compensation cost related to non-vested employee stock options outstanding at March 31, 2012 and 2011, net of expected forfeitures, was $875,885 and $302,726, respectively, to be recognized over a weighted-average remaining vesting period of approximately four years and three years, respectively. This unrecognized compensation cost does not include amounts related to stock options which vest upon change of control.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Risk-free interest rate	1.04%	1.23%
Dividend yield	0%	0%
Expected volatility	90%	90%
Expected term (in years)	5.0 yrs.	5.0 yrs.

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2011	14,557,151	$0.50 to 2.50	$0.87	$—
Granted	3,270,000	0.50 to 0.78	0.62	396,720
Forfeited	(56,250)	0.50	0.50	—
Balance outstanding, March 31, 2012	17,770,901	$0.50 to 2.50	$0.82	$—
Exercisable at March 31, 2012	9,550,504	$0.50 to 2.50	$1.06	$—

Warrants

The Company issued 1,974,700 warrants, whose weighted average exercise price was $.50 per share, in the three months ended March 31, 2012, all of which were issued in connection with private placements of its common stock.

4.              Stockholder’s Deficiency

During the three months ended March 31, 2012, the Company closed two private placement financings which raised gross proceeds of $950,000. The Company issued 1,900,000 shares of its common stock and warrants to purchase 1,900,000 shares of common stock. The purchase price paid by the investor was $.50 for each unit, determined by the price paid by investors in recent private placements.  The warrants expire after eight years and are exercisable at $0.50 per share. The Company paid $60,500 in cash for a finder’s fee. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Trovagene has determined that the warrants issued in connection with these private placements should be recorded as derivative liabilities since they are all price protected (Note 6).  The fair value is disclosed in Note 7.

During the three months ended March 31, 2012, the Company issued 74,700 units to a selling agent, who is also a shareholder of the Company, consisting of 74,700 shares of common stock and warrants to purchase 74,700 shares of common stock. The warrants have an exercise price of $0.50 per share, are immediately exercisable and expire December 31, 2018.  The units were issued as a finder’s fee in connection with certain private placements closed during the three months ended March 31, 2012. The issuance of these units was treated as a non-compensatory cost of capital.

During the three months ended March 31, 2012, the Company issued 750,000 shares of common stock in connection with an asset purchase agreement with MultiGen Diagnostics, Inc.  See Note 5.

5. Asset Purchase Agreement

On February 1, 2012 the Company entered into an asset purchase agreement with MultiGen Diagnostics, Inc.  The Company determined that the acquired asset does not meet the definition of a business, as defined in ASC 805, Business Combinations and will be accounted for under ASC 350, Intangibles- Goodwill and Other.  In connection with the acquisition, the Company issued 750,000 shares of restricted common stock to MultiGEN.  In addition, up to an additional $3.7 million may be paid in a combination of common stock and cash to MultiGEN upon the achievement of specific sales and earnings targets. In addition, in connection with the acquisition, the Company entered into a Reagent Supply Agreement dated as of February 1, 2012 pursuant to which MultiGEN will supply and deliver reagents to be used in connection with a Clinical Laboratory Improvement Amendment (CLIA) laboratory.  The total purchase consideration was determined to be $187,500 which was paid in the Company’s common stock.

Under ASC Topic 805, Business Combinations, the Company was required to assess the fair value of the assets acquired and the contingent consideration at the date of acquisition. Therefore, the Company assessed the fair value of the assets purchased and concluded that the purchase price would be allocated entirely to one intangible asset, a

CLIA license.  The contingent consideration of the $3.7 million milestone was determined to have a fair value of $0 by applying a weighted average probability on the achievement of the milestones developed during the valuation process.  The Company will assess the fair value of the contingent consideration at each quarter and make adjustments as necessary until the milestone dates have expired.

6.  Derivative Financial Instruments

Effective January 1, 2009, the Company adopted provisions of ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity” (“ASC Topic 815-40”). ASC Topic 815-40 clarifies the determination of whether an instrument issued by an entity (or an embedded feature in the instrument) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC Topic 815-10.

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Trovagene has determined that the warrants issued in connection with certain of its private placements and with its debentures must be recorded as derivative liabilities. Accordingly the warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s statement of operations.

The Company estimates the fair value of the warrants issued in connection with certain of its private placements and with its debentures using the Black-Scholes model in order to determine the associated derivative instrument liability and change in fair value described above. The range of assumptions used to determine the fair value of the warrants at the end of each three month period, March 31, 2012 and March 31, 2011 were as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Estimated fair value of Trovagene common stock	$.25	$.23
Expected warrant term	5 years	5 years
Risk-free interest rate	1.04%	2.11%
Expected volatility	90%	100%
Dividend yield	—	—

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance, valued using the Black-Scholes option pricing method, for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability

12/31/2011	Balance of derivative financial instruments liability	6,622,359	$994,627

	Change in fair value of warrants during the quarter recognized as a loss in the statement of operations	—	51,340

3/31/2012	Balance of derivative financial instruments liability	6,622,359	$1,045,967

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance, valued using the Binomial option pricing method, for the periods indicated:

			Change In
			Fair value
			of Derivative
			Liability
	Number of		For Previously	Ending
	Price Protected		Outstanding	Balance
	Units at	Derivative Liability	Price Protected	Derivative
Quarter	Issuance	For Issued Units	Units	Liability

Total at 12/31/11	13,928,704	$2,967,283	$(121,266)	$2,846,017
Correction of error	(1,344,524)	(274,967)		2,571,050
Quarter ended 3/31/2012	1,900,000	385,330	(18,916)	$2,937,464

	14,484,180	$3,077,646	$(140,182)	$2,937,464

The total derivative liability for the Company at March 31, 2012 was $3,983,430.

During the quarter ended March 31, 2012 the Company recorded an adjustment of approximately $275,000 to derivative liabilities based on a correction to the number of price protected units at issuance. The effect of this correction on the statement of operations for the quarter ended March 31, 2012 was deminimus.

7. Fair Value Measurements

Fair value of financial instruments

The Company has adopted FASB ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) for financial assets and liabilities that are required to be measured at fair value, and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. These financial instruments are stated at their respective historical carrying amounts which approximate fair value due to their short term nature.

The following tables present the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2011 and March 31, 2012:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Derivative liabilities related to Warrants	$—	$—	$3,840,644	$3,840,644

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2012
Derivative liabilities related to Warrants	$—	$—	$3,983,431	$3,983,431

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2012:

Description	Balance at December 31, 2011	Correction of error	Fair Value of Warrants Exercised and Reclassified to Additional Paid in Capital	Fair value of New Warrants Issued During the Period	Unrealized (gains) or losses	Balance as of March 31, 2012
Derivative liabilities related to Warrants	$3,840,644	$(274,967)	$	$385,329	$32,424	$3,983,431

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

8. Commitments and Contingencies

Employment and Consulting Agreements

On February 1, 2012, the Company entered into an executive agreement with Stephen Zaniboni in which he agreed to serve as Trovagene’s Chief Financial Officer. The term of the agreement is effective as of February 1, 2012 and continues until February 1, 2013 and is automatically renewed for successive one year periods at the end to each term. Mr. Zaniboni’s compensation is $200,000 per year. Mr. Zaniboni is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Upon entering the agreement, Mr. Zaniboni was granted 1,000,000 non-qualified stock options which have an exercise price of $0.60 per share and vest annually in equal amounts over a period of four years.

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

Consulting Agreements

On February 1, 2012 the Company entered into a consulting agreement whereby the Company retained the services of an independent contractor who will provide business development services for the Company. As compensation for the consultant’s services, the Company granted a stock option to purchase up to 1,000,000 shares of common stock at $0.75 per share.  Options to purchase 200,000 shares of common stock vest ratably over a four year period.  Options to purchase 800,000 shares of common stock vest upon achievement of various milestones.  See Note 3.

On February 1, 2012 the Company entered into a consulting agreement whereby the Company retained the services of an independent contractor who will provide public relations and publicity services for the Company. As compensation for the consultant’s services, the Company will pay a monthly fee and issue 8,500 shares of restricted common stock monthly.  See Note 3.

9. Subsequent Events

Private Placements

On April 13, 2012, the Company closed a private placement financing which raised gross proceeds of $650,000. The Company issued 1,300,000 shares of its common stock and warrants to purchase 1,300,000 shares of common stock in this transaction. The purchase price paid by the investors was $.50 for each unit. The warrants expire on December 31, 2018 and are exercisable at $.50 per share.  Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Trovagene has determined that the units, which are price protected, issued in connection with these private placements should be recorded as derivative liabilities.  In connection with the financing 54,000 shares of common stock and warrants to purchase 54,000 shares of common stock were issued for finder’s fees, as well as a cash payment for finder’s fees in the amount of $18,000.  The Company also entered into a registration rights agreement with the investors pursuant to which the Company agreed to file a registration statement registering the shares of common stock and the shares of common stock underlying the warrants ninety days after the date that the Company’s common stock is listed on Nasdaq or the NYSE Amex.

On May 2, 2012 the Company closed a private placement financing which raised gross proceeds of $300,000. The Company issued 600,000 shares of its common stock and warrants to purchase 1,300,000 shares of common stock in this transaction. The purchase price paid by the investors was $.50 for each unit. The warrants expire on December 31, 2018 and are exercisable at $.50 per share.  Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Trovagene has determined that the units, which are price protected, issued in connection with these private placements should be recorded as derivative liabilities.  In connection with the financing 54,000 shares of common stock and warrants to purchase 54,000 shares of common stock were issued for finder’s fees, as well as a cash payment for finder’s fees in the amount of $18,000.  The Company also entered into a registration rights agreement with the investors pursuant to which the Company agreed to file a registration statement registering the shares of common stock and the shares of common stock underlying the warrants ninety days after the date that the Company’s common stock is listed on Nasdaq or the NYSE Amex.

Consulting Agreement

On April 26, 2012 the Company entered into a consulting agreement whereby the Company retained the services of an independent contractor to serve on Trovagene’s Scientific Advisory Board. As compensation for the consultant’s services, the Company granted a stock option to purchase up to 600,000 shares of common stock at $0.61 per share.  Options to purchase the shares of common stock vest ratably over a three year period.

Special Meeting of Stockholders

On April 27, 2012, the Company held a special meeting of stockholders where the following items were approved:

1.  An amendment to the Company’s 2004 Stock Option Plan to increase the number of shares issuable thereunder to 22,000,000 shares from 12,000,000 shares;

2.  An amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio of not less than one-for-two and not more than one-for-six at any time prior to April 27, 2013, with the exact ratio to be set at a whole number within this range as determined by the Board of Directors in its sole discretion (this has not occurred as of the date of this filing); and

3. An amendment to the Company’s Amended and Restated Certificate of Incorporation to effect an increase in the authorized shares of common stock, par value $0.0001 per share, of the Company from 100,000,000 to 150,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding the future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions.

In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 30, 2012. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Overview

From August 4, 1999 (inception) through March 31, 2012 we have sustained cumulative total deficits of $44,770,633.  From inception through March 31, 2012, we have generated minimal out-licensing revenues and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We do not expect to have commercial products for several years, if at all.

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

Recent Developments

On February 10, 2012, we closed a private placement which raised gross proceeds of $800,000. We issued 1,600,000 shares of our common stock and warrants to purchase 1,600,000 shares of common stock in this transaction. In addition, we issued 74,700 shares of common stock and warrants to purchase 74,700 shares of common stock as a finder’s fee. The purchase price paid by the investors was $0.50 for each unit. The warrants expire December 31, 2018 and are exercisable at $0.50 per share.

On February 14, 2012, we closed a private placement which raised gross proceeds of $150,000. We issued 300,000 shares of our common stock and warrants to purchase 300,000 shares of common stock in this transaction. The purchase price paid by the investors was $0.50 for each unit. The warrants expire December 31, 2018 and are exercisable at $0.50 per share.

On April 13, 2012, we closed a private placement which raised gross proceeds of $650,000. We issued 1,300,000 shares of our common stock and warrants to purchase 1,300,000 shares of common stock in this transaction. We entered into a registration rights agreement with the investors pursuant to which we agreed to file a registration statement registering the shares of common stock and the shares of common stock underlying the warrants ninety days after the date that our common stock is listed on Nasdaq or the NYSE Amex. The warrants expire December 31, 2018 and are exercisable at $0.50 per share.

In addition, we paid $18,000 and issued 54,000 shares of common stock and warrants to purchase 54,000 shares of common stock as a finder’s fee. The purchase price paid by the investors was $0.50 for each unit. The warrants expire December 31, 2018 and are exercisable at $0.50 per share.

On April 27, 2012, holders of a majority of our common stock voted in favor of the following proposals at a special meeting of our shareholders:

•  an amendment to our 2004 Stock Option Plan to increase the number of shares issuable thereunder to 22,000,000 from 12,000,000;

•  an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our issued and outstanding common stock at a ratio of not less than one-for-two and not greater than one-for-six at any time prior to April, 27, 2013, at the discretion of the Board of Directors (this has not occurred as of the date of this filing); and

•  an amendment to our Amended and Restated Certificate of Incorporation to effect an increase in our authorized shares of common stock from 100,000,000 to 150,000,000

On May 1, 2012, we announced that Dr. Carlo Croce joined us as a consultant and member of our Scientic Advisory Board.  Dr. Croce is the John W. Wolfe Chair in cancer genetics, and Chairman, Department of Molecular Virology, Immunology and Medical Genetics and also Director of the Human Cancer Genetics Program and the Genetics Institute at Ohio State University.

On May 2, 2012, we closed a private placement which raised gross proceeds of $300,000. We issued 600,000 shares of our common stock and warrants to purchase 600,000 shares of common stock in this transaction. We entered into a registration rights agreement with the investors pursuant to which we agreed to file a registration statement registering the shares of common stock and the shares of common stock underlying the warrants ninety days after the date that our common stock is listed on Nasdaq or the NYSE Amex. The warrants expire on December 31, 2018 and are exercisable at $0.50 per share.

In addition, we paid $18,000 and issued 54,000 shares of common stock and warrants to purchase 54,000 shares of common stock as a finder’s fee. The purchase price paid by the investors was $0.50 for each unit. The warrants expire December 31, 2018 and are exercisable at $0.50 per share.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

Critical Accounting Policies

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

We have issued common stock warrants in connection with the execution of certain equity and debt financings. Such warrants are classified as derivative liabilities under the provisions of FASB ASC 815 Derivatives and Hedging (“ASC 815”), and are recorded at their fair market value as of each reporting period. Such warrants do not meet the exemption that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of derivative instruments.”

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

Share-based Compensation

Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, we estimate the grant date fair value using a binomial valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. Share-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures.  We recognize the value of the awards on a straight-line basis over the awards’ requisite service periods. The requisite service period is generally the time over which our share-based awards vest.

We account for equity instruments granted to non-employees in accordance with ASC Topic 505-50 “Equity-Based Payment to Non-Employees” where the value of the share-based compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.  Accordingly the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 and 2011

Revenues

Our total revenues were $34,153 and $89,082 for the three months ended March 31, 2012 and 2011, respectively, and consisted of the following:

	Three months ended March 31,
	2012	2011	Increase/(Decrease)

Royalty income	$34,153	$69,082	$(34,929)
License fees	—	20,000	$(20,000)
Total revenues	$34,153	$89,082	$(54,939)

Royalty income decreased by $34,929 in the three months ended March 31, 2012 substantially due to an October 2011 termination of an agreement that provided $24,657 of royalties during the three month period ended March 31, 2011.  License fees decreased by $20,000 in the three month period ended March 31, 2012 as no new license agreements were signed in the period, while in the three month period ended March 31, 2011, there was one license signed with a fee of $20,000.

Research and Development Expenses

Research and development expenses consisted of the following:

	For the three months ended March 31,
			Increase/
	2012	2011	(Decrease)
Salaries and staff costs	$169,893	$174,111	$(4,218)
Outside services, consultants and lab supplies	86,802	37,963	48,839
Facilities	78,678	33,588	45,090
Other	2,033	12,353	(10,320)
Total research and development	$337,407	$258,016	$79,391

Research and development expenses increased by $79,391 to $337,407 for the three months ended March 31, 2012 from $258,016 for the same period in 2011. This overall increase is due to the start-up of our CLIA lab operations in February 2012 as a result of the purchase of the CLIA license from MultiGen Diagnostics, Inc.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	For the three months ended March 31,
	2012	2011	Increase/(Decrease)
Salaries and staff costs	$129,948	$230,444	$(100,496)
Outside services and Board of Director fees	291,543	80,264	211,279
Legal and accounting fees	328,856	176,992	151,864
Facilities	24,123	29,902	(5,779)
Insurance	17,548	22,224	(4,676)
Other	34,946	11,218	23,728
	$826,964	$551,044	$275,920

General and administrative expenses increased by $275,920 to $826,964 for the three months ended March 31, 2012 from $551,044 for the same period in 2011. This overall increase was primarily due to a decrease in salaries and staff costs, more than offset by increases in outside services, legal and accounting fees.  The decrease in salaries and staff costs occurred primarily because the three month period ended March 31, 2011 included $100,000 related to the settlement of employment lawsuits with Mr. Umansky and the estate of the late Mr. Melkonyan.  The increase in outside services resulted primarily from the addition of a Chief Executive Officer and Chief Financial Officer, as well as services provided by outside financial personnel related to the preparation of the Form 10 and Form 10-K in March 2012.  Legal and accounting fees also increased in the three month period ended March 31, 2012 as a result of the preparation, review, audit and filing of the Form 10 and Form 10-K in March 2012.

Interest Expense

There was no interest expense in the three months ended March 31, 2012 compared to $28,511 in the three months ended March 31, 2011.  The interest expense in the three months ended March 31, 2011 related to convertible debentures which were extinguished in July 2011.

Change in Fair Value of Derivative Instruments

We issued securities that are accounted for as derivative liabilities during the three months ended March 31, 2012 and during prior periods as well.  As of March 31, 2012, the derivative liabilities related to securities issued prior to the three months ended March 31, 2012 were revalued to $3,598,102, resulting in a net increase in value of $32,424 from December 31, 2011, based primarily upon changes in the expected term and risk free interest rates for the expected term. The increase in value was recorded as non-operating loss for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had $586,777 in cash and cash equivalents.  Net cash used in operating activities for the three months ended March 31, 2012 was $905,088, compared to $568,653 for the three months ended March 31, 2011. Our use of cash was primarily a result of the net loss of $1,164,082 for the three months ended March 31, 2012, adjusted for non-cash items related to stock-based compensation of $102,830, depreciation and amortization of $6,190 and the change in fair value of derivatives of $32,424.  The changes in our operating assets and liabilities consisted of higher accounts payable and accrued expenses and a decrease in accounts receivable and prepaid expenses.  At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Investing activities consisted of purchases for capital equipment and intangible assets that used $98,009 in cash during the three months ended March 31, 2012, compared to $1,528 for the same period in 2011.

Net cash provided by financing activities was $889,500 during the three months ended March 31, 2012, compared to $600,000 in 2011. Financing activities during the three months ended March 31, 2012 and 2011 were from proceeds received related to the sale of common stock.

As of March 31, 2012, and December 31, 2011, we had working capital deficits of $826,997 and $587,712, respectively.  As of May 11, 2012, our working capital deficit was $249,869.

On April 13, 2012, we closed a private placement which raised gross proceeds of $650,000. We issued 1,300,000 shares of our common stock and warrants to purchase 1,300,000 shares of common stock in this transaction. In addition, we issued 54,000 shares of common stock and warrants to purchase 54,000 shares of common stock as a finder’s fee. The purchase price paid by the investors was $.50 for each unit. The warrants expire December 31, 2018 and are exercisable at $.50 per share, as well as a cash payment for finder’s fees in the amount of $18,000.

On May 2, 2012 we closed a private placement financing which raised gross proceeds of $300,000. We issued 600,000 shares of its common stock and warrants to purchase 1,300,000 shares of common stock in this transaction. The purchase price paid by the investors was $.50 for each unit. The warrants expire on December 31, 2018 and are exercisable at $.50 per share.  Based upon our analysis of the criteria contained in ASC Topic 815-40, we have determined that the units, which are price protected, issued in connection with these private placements should be recorded as derivative liabilities.  In connection with the financing 54,000 shares of common stock and warrants to purchase 54,000 shares of common stock were issued for finder’s fees, as well as a cash payment for finder’s fees in the amount of $18,000.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, as of March 31, 2012, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, due to weaknesses in our financial closing process. We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2012, filed on May 15, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Condensed Consolidated Statement of Stockholders Equity (Deficit) and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVAGENE, INC.

May 15, 2012	By:	/s/ Antonius Schuh
Antonius Schuh
Chief Executive Officer

TROVAGENE, INC.

May 15, 2012	By:	/s/ Stephen Zaniboni
Stephen Zaniboni
Chief Financial Officer