Form 10-Q
period 2012-06-30
TrovaGene Inc.
filed 2012-08-14
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 9, 2012 the issuer had 14,178,097 shares of Common Stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	4

Condensed Consolidated Statements of Operations and Comprehensive Net Loss for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited) and the period August 4, 1999 (Inception) to June 30, 2012 (period from January 1, 2012 to June 30, 2012 unaudited)	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period August 4, 1999 (Inception) to June 30, 2012 (period from January 1, 2012 to June 30, 2012 unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited) and the period August 4, 1999 (Inception) to June 30, 2012 (period from January 1, 2012 to June 30, 2012 unaudited)	13

Notes to Condensed Consolidated Financial Statements (unaudited)	15

Trovagene, Inc. and Subsidiaries

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,304,410	$700,374
Accounts receivable	106,027	99,140
Prepaid expenses	29,738	42,658
Total current assets	9,440,175	842,172
Property and equipment, net	149,498	22,504
Other assets	362,081	174,581
Total assets	$9,951,754	$1,039,257

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$530,785	$928,364
Accrued expenses	704,810	501,517
Total current liabilities	1,235,595	1,429,881
Derivative financial instruments	3,226,858	3,840,644
Total liabilities	4,462,453	5,270,525

Commitments and contingencies (Note 8)
Stockholders’ equity (deficiency)

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 95,600 shares outstanding at June 30, 2012 and December 31, 2011, designated as Series A Convertible Preferred Stock with liquidation preference of $956,000 at June 30, 2012 and December 31, 2011	96	96

Common stock, $0.0001 par value, 150,000,000 and 100,000,000 shares authorized at June 30, 2012 and December 31, 2011, respectively; 14,175,060 and 10,737,026 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,418	1,073

Additional paid-in capital	53,694,388	39,365,994
Deficit accumulated during development stage	(48,206,601)	(43,598,431)
Total stockholders’ equity (deficiency)	5,489,301	(4,231,268)

	$9,951,754	$1,039,257

The accompanying notes are an integral part of these condensed consolidated financial statements

Trovagene, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		August 4, 1999 (Inception) to
	2012	2011	2012	2011	June 30, 2012
Royalty income	$41,500	$79,863	$75,653	$148,946	$720,723
License fees	—	—	—	20,000	1,363,175
Total revenues	41,500	79,863	75,653	168,946	2,083,898
Costs and expenses:
Research and development	477,151	143,288	814,558	401,304	16,343,713
Purchased in process research and development	—	—	—	—	2,666,869
General and administrative	809,868	584,025	1,636,830	1,135,068	24,177,684
Total operating expenses	1,287,019	727,313	2,451,388	1,536,372	43,188,266

Loss from operations	(1,245,519)	(647,450)	(2,375,735)	(1,367,426)	(41,104,368)

Interest income	—	—	—	170	266,883

Interest expense	—	(28,126)	—	(56,637)	(1,325,372)
Amortization of deferred debt costs and original issue discount	—	—	—	—	(2,346,330)
Change in fair value of derivative instruments—warrants	(2,180,891)	226,417	(2,213,315)	422,749	(987,307)
Gain on extinguishment of debt	—	—	—	—	623,383
Liquidated damages and other forbearance agreement settlement costs	—	—	—	—	(1,758,111)
Net loss and comprehensive loss	(3,426,410)	(449,159)	(4,589,050)	(1,001,144)	(46,631,222)

Preferred stock dividend	(9,560)	(9,560)	(19,120)	(19,120)	(327,038)
Series A Convertible Preferred stock conversion rate change accreted as a dividend	—	—	—	—	(455,385)
Cumulative effect of early adopting ASC Topic 815-40	—	—	—	—	(792,956)

Net loss and comprehensive loss available to common stockholders	$(3,435,970)	$(458,719)	$(4,608,170)	$(1,020,264)	$(48,206,601)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED:
Net loss	$(.28)	$(.05)	$(.40)	$(.11)
Weighted average shares outstanding:	12,086,528	9,152,482	11,544,112	9,088,090

The accompanying notes are an integral part of these consolidated financial statements

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

	Common Stock		Treasury Shares		Additional Paid-In	Deferred Stock Based	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	(Deficiency)
Balance, August 4, 1999 (Inception)	0	$0	0	$0	$0	$0	$0	$0
Issuance of common stock to founders for cash at $0.0012 per share	37,000,000	3,700			38,300			42,000
Net loss							(14,760)	(14,760)
Balance, January 31, 2000	37,000,000	$3,700	0	$0	$38,300	0	(14,760)	27,240
Net loss							(267,599)	(267,599)
Balance, January 31, 2001	37,000,000	$3,700	0	$0	$38,300	0	(282,359)	(240,359)
Capital contribution of cash					45,188			45,188
Net loss							(524,224)	(524,224)
Balance, January 31, 2002	37,000,000	$3,700	0	$0	$83,488	0	(806,583)	(719,395)
Issuance of common stock for cash at $0.003 per share	1,258,000	126			3,274			3,400
Capital contribution of cash	0	0			2,500			2,500
Net loss							(481,609)	(481,609)
Balance, January 31, 2003	38,258,000	$3,826	0	$0	$89,262	0	(1,288,192)	(1,195,104)
Net loss							(383,021)	(383,021)
Balance, January 31, 2004	38,258,000	$3,826	0	$0	$89,262	0	(1,671,213)	(1,578,125)
Waiver of founders’ deferred compensation	0	0			1,655,031			1,655,031
Private placement of common stock	440,868	44			2,512,906			2,512,950
Redemption of shares held by Panetta Partners, Inc.	(36,477,079)	(3,648)			(496,352)			(500,000)
Costs associated with recapitalization					(301,499)			(301,499)
Share exchange with founders	376,334	38			(38)			0
Issuance of treasury shares			58,333	6	(6)			0
Issuance of treasury shares to escrow	58,333	6	(58,333)	(6)	0			0
Issuance of common stock and warrants for cash at $11.70 per share	228,026	23			2,667,877			2,667,900
Issuance of 20,610 warrants to selling agents					403,038			403,038
Finders warrants charged to cost of capital					(403,038)			(403,038)
Deferred stock-based compensation					1,937,500	(1,937,500)		0
Amortization of deferred stock-based compensation					0	245,697		245,697
Options issued to consultants					1,229,568			1,229,568
Warrants issued to consultants					2,630,440			2,630,440
Net loss							(5,371,027)	(5,371,027)
Balance, January 31, 2005	2,884,482	$289	0	$0	$11,924,689	$(1,691,803)	$(7,042,240)	$3,190,935

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

	Preferred Stock		Common Stock		Treasury Shares		Additional Paid-In	Deferred Stock Based	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	(Deficiency)
Balance, January 31, 2005	0	$0	2,884,482	$289	0	$0	$11,924,689	$(1,691,803)	$(7,042,240)	$3,190,935
Private placement of common stock			17,094	2	0	$0	$199,998			200,000
Payment of selling agents fees and expenses in cash							(179,600)			(179,600)
Common stock issued to selling agents			4,077				0			0
Private placement of common stock			252,564	25			2,954,974			2,954,999
Payment of selling agents fees and expenses in cash							(298,000)			(298,000)
Issuance of 20,205 warrants issued to selling agents							222,188			222,188
Selling agents warrants charged to cost of capital							(222,188)			(222,188)
Private placement of preferred stock and warrants for cash at $10.00 per share (restated)	277,100	277					2,770,723			2,771,000
Accretion of preferred stock dividends (restated)							792,956		(792,956)	0
Value of warrants reclassified to derivative financial instrument liability							(567,085)			(567,085)
Payment of selling agents fees and expenses in cash							(277,102)			(277,102)
Issuance of 17,572 warrants issued to selling agents							167,397			167,397
Selling agents warrants charged to cost of capital							(167,397)			(167,397)
Return of treasury shares from escrow			(58,333)	(6)	58,333	6	0			0
Retirement of treasury shares					(58,333)	(6)	6			0
Common stock issued for services			833				16,500			16,500
Stock-based compensation expense for non- employees							2,928,298			2,928,298
Amortization of deferred stock-based compensation							0	645,832		645,832
Preferred stock dividend							0		(60,741)	(60,741)
Net loss									(7,844,326)	(7,844,326)
Balance, January 31, 2006	277,100	$277	3,100,717	$310	0	$0	$20,266,357	$(1,045,971)	$(15,740,263)	$3,480,710

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred Stock Based	Deficit Accumulated During Development	Total Stockholders’ Equity	Temporary Equity— Unregistered Common Stock
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	(Deficiency)	Shares	Amount
Balance, January 31, 2006	277,100	$277	3,100,717	$310	$20,266,357	$(1,045,971)	$(15,740,263)	$3,480,710	—	$—
Conversion of Series A preferred stock and issuance of common stock	(174,000)	(174)	137,739	14	160			—	—	—
Implementation of ASC 718					(1,045,971)	1,045,971		0
Private placement of common stock			125,787	13	943,388			943,401
Payment of selling agents fees and expenses in cash					(118,341)			(118,341)
Issuance of 15,779 warrants to selling agents					55,568			55,568
Selling agents warrants charged to cost of capital					(55,568)			(55,568)
Issuance of common stock and warrants for cash at $6.00 per share									166,667	1,000,000
Payment of finder’s fees and expenses in cash										(80,000)
Value of warrants classified as derivative financial instrument liability										(15,000)
Issuance of 27,425 units to finder					167,856			167,856
Common Stock issued for services			1,449	0	9,566			9,566
Value attributed to warrants issued with 6% convertible debentures					1,991,822			1,991,822
Reclassification of derivative financial instruments to stockholders’ equity upon adoption of ASC 815-40					567,085		(455,385)	111,700
Warrants issued for services					101,131			101,131
Donated services					62,500			62,500
Stock based compensation					1,572,545			1,572,545
Preferred stock dividend							(59,164)	(59,164)
Net loss							(7,134,067)	(7,134,067)
Balance, January 31, 2007	103,100	$103	3,365,692	$337	$24,518,098	$0	$(23,388,879)	$1,129,659	166,667	$905,000

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders’ Equity	Temporary Equity— Unregistered Common Stock
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)	Shares	Amount
Balance, January 31, 2007	103,100	$103	3,365,692	$337	$24,518,098	$(23,388,879)	1,129,659	166,667	$905,000
Conversion of preferred stock to common stock	(7,500)	(7)	7,813	1	6		—
Private placement of common stock			283,333	28	849,972		850,000
Payment of selling agent fees and expenses					(51,733)		(51,733)
Issuance of warrants to selling agents					45,403		45,403
Selling agent warrants charged to cost of capital					(45,403)		(45,403)
Derivative liability—warrants at issuance					(45,371)		(45,371)
Donated services					275,000		275,000
Stock-based compensation expense					914,847		914,847
Preferred stock dividend						(35,054)	(35,054)
Net loss						(4,683,141)	(4,683,141)
Balance, December 31, 2007	95,600	$96	3,656,838	$366	$26,460,819	$(28,107,074)	(1,645,793)	166,667	$905,000
Reclassification of common stock initially recorded as temporary equity			166,667	17	904,983		905,000	(166,667)	(905,000)
Private placement of common stock			330,682	33	1,144,967		1,145,000
Payment of selling agents fees and expenses					(74,500)		(74,500)
Conversion of debenture to common stock			31,214	3	93,638		93,641
Derivative liability—warrants at issuance					(201,122)		(201,122)
Donated services					390,750		390,750
Stock based compensation					543,697		543,697
Preferred stock dividend						(38,240)	(38,240)
Net loss						(5,166,240)	(5,166,240)
Balance, December 31, 2008	95,600	$96	4,185,401	$419	$29,263,232	$(33,311,554)	$(4,047,807)	0	$0

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance December, 31, 2008	95,600	$96	4,185,401	$419	$29,263,232	$(33,311,554)	$(4,047,807)
Issuance of shares of common stock in connection with convertible debenture forbearance agreement			906,245	91	1,739,868		1,739,959
Issuance of shares of common stock in payment of convertible debenture interest			60,147	6	112,285		112,291
Private placements of common stock			488,333	49	1,464,951		1,465,000
Issuance of common stock pursuant to a non-exclusive selling agent’s agreement			68,897	7	306,730		306,737
Issuance of shares of common stock re settlement for consulting services rendered			159,630	16	478,874		478,890
Stock based compensation expense					177,836		177,836
Preferred stock dividend						(38,240)	(38,240)
Derivative liability—warrants and price protected units upon issuance					(1,497,568)		(1,497,568)
Net loss						(2,483,807)	(2,483,807)
Balance, December 31, 2009	95,600	$96	5,868,653	$588	$32,046,208	$(35,833,601)	$(3,786,709)

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance, December 31, 2009	95,600	$96	5,868,653	$588	$32,046,208	(35,833,601)	$(3,786,709)
Issuance of shares of common stock in payment of convertible debenture interest			85,619	9	115,962		115,971
Issuance of common stock to selling agents			79,333	8	(8)		—
Private placement of units			578,233	58	1,734,642		1,734,700
Derivative liabilitiy—price protected units upon issuance					(1,010,114)		(1,010,114)
Consulting services settled via issuance of stock			70,833	7	212,493		212,500
Shares issued in settlement of legal fees			29,240	3	99,997		100,000
Stock issued in payment of deferred salary to former CEO			12,745	1	28,345		28,346
Shares issued in connection with Agreement & Plan of Merger with Etherogen, Inc.			2,043,797	204	2,771,185		2,771,389
Stock Based Compensation expense					325,930		325,930
Preferred stock dividend						(38,240)	(38,240)
Net loss						(5,449,138)	(5,449,138)
Balance, December 31, 2010	95,600	$96	8,768,453	$878	$36,324,640	$(41,320,979)	$(4,995,365)

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficiency
Balance, December 31, 2010	95,600	$96	8,768,453	$878	$36,324,640	$(41,320,979)	$(4,995,365)
Issuance of shares of common stock in payment of convertible debenture interest in accordance with Forbearance Agreement			64,214	6	85,269		85,275
Private placement of units			857,833	85	2,573,415		2,573,500
Derivative liability-fair value of warrants and price protected units issued					(1,298,618)		(1,298,618)
Shares issued in connection with Board Compensation			41,750	4	125,246		125,250
Issuance of common stock to shareholder as finder’s fees			90,258	9	(9)		—
Issuance of common stock in connection with consulting services			58,333	6	174,994		175,000
Stock issued in connection with conversion of convertible debentures			856,185	85	1,130,079		1,130,164
Stock based compensation					250,978		250,978
Preferred stock dividend						(38,240)	(38,240)
Net loss						(2,239,212)	(2,239,212)
Balance, December 31, 2011	95,600	$96	10,737,026	$1,073	$39,365,994	$(43,598,431)	$(4,231,268)
Units issued via registered direct public offering and private placement of units			3,278,334	328	12,479,672		12,480,000
Fees and expenses related to financing transactions — paid in cash					(1,533,395)		(1,533,395)
Derivative liability-fair value of warrants and price protected units issued					(765,329)		(765,329)
Correction of error in derivative liability—fair value of warrants price protected units issued					274,967		274,967
Warrants classified to Additional Paid in Capital					3,317,463		3,317,463
Issuance of common stock and warrant to shareholder as finder’s fees			30,450	3	(3)		—
Issuance of common stock in connection with Asset Purchase Agreement with MultiGen Diagnostics, Inc.			125,000	13	187,487		187,500
Issuance of common stock in connection with consulting services			4,250	1	6,374		6,375
Issuance of warrant in connection with advisory services					142,508		142,508
Stock based compensation					218,650		218,650
Preferred stock dividend						(19,120)	(19,120)
Net loss						(4,589,050)	(4,589,050)
Balance, June 30, 2012 (unaudited)	95,600	$96	14,175,060	$1,418	$53,694,388	$(48,206,601)	$5,489,301

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months ended June 30, 2012	Six Months ended June 30, 2011	For the period August 4, 1999 (Inception) to June 30, 2012

Operating activities
Net loss	$(4,589,050)	$(1,001,144)	$(46,631,222)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,975	5,132	235,774
Stock based compensation expense	218,650	120,705	11,698,975

Founders compensation contributed to equity	—	—	1,655,031

Donated services contributed to equity	—	—	829,381

Settlement of consulting services in stock	—	—	478,890
Amortization of deferred debt costs and original issue discount	—	—	2,346,330
Liquidated damages and other forbearance agreement settlement costs paid in stock	—	—	1,758,111

Interest expense on convertible debentures paid in stock	—	56,637	757,198

Change in fair value of financial instruments	2,213,315	(422,749)	987,307

Gain on extinguishment of debt	—	—	(623,383)

Purchased in process research and development expense-related party	—	—	2,666,869
Stock issued in connection with payment of deferred salary	—	—	28,346
Stock issued in connection with settlement of legal fees	—	—	100,000
Stock issued in connection with consulting services	148,883	12,500	436,383
Changes in operating assets and liabilities:
Decrease (increase) in other assets	—	10,824	(69,881)
Decrease (increase) in accounts receivable	(6,887)	75,000	(106,028)
Decrease (increase) in prepaid expenses	12,920	24,364	(29,738)
Increase (decrease) in accounts payable, accrued expenses and other	(213,406)	101,839	1,202,965
Net cash used in operating activities	(2,201,600)	(1,016,892)	(22,278,692)

Investing activities:
Assets acquired in Etherogen, Inc. merger	—	—	(104,700)
Capital expenditures	(140,969)	(1,529)	(385,272)
Net cash used in investing activities	(140,969)	(1,529)	(489,972)

Financing activities
Proceeds from sale of 6% convertible debenture	—	—	2,335,050
Debt issuance costs	—	—	(297,104)
Proceeds from sale of common stock, net of expenses	10,946,605	975,000	28,378,610
Proceeds from a non-exclusive selling agent’s agreement	—	—	142,187
Note (repayment)	—	—	—
Costs associated with recapitalization	—	—	(362,849)
Proceeds from sale of preferred stock	—	—	2,771,000
Payment of finders’ fee on preferred stock	—	—	(277,102)
Redemption of common stock	—	—	(500,000)
Payment of preferred stock dividends	—	—	(116,718)
Net cash provided by financing activities	10,946,605	975,000	32,073,074
Net change in cash and equivalent-increase(decrease)	8,604,036	(43,421)	9,304,410
Cash and cash equivalents—Beginning of period	700,374	58,703	—
Cash and cash equivalents—End of period	$9,304,410	$15,282	$9,304,410

	Six months ended June 30, 2012	Six months ended June 30, 2011	For the period August 4, 1999 (Inception) to June 30, 2012
Supplementary disclosure of cash flow activity:
Cash paid for taxes	$—	$—	$—

Cash paid for interest	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of 174,000 shares of preferred stock into 137,739 shares of common stock:
Surrender of 174,000 shares of preferred stock	$—	$—	$(1,740,000)
Issuance of 137,739 shares of common stock	$—	$—	$1,740,000
Issuance of 125,000 shares of common stock pursuant to Asset Purchase Agreement with Multigen Diagnostics, Inc.	$187,500	$—	$187,500
Reclassification of derivative financial instruments to additional paid in capital	$(3,317,463)		$(3,317,463)
Correction of error in derivative financial instruments	$(274,967)		$(274,967)

Issuance of 41,750 shares of common stock for Board of Directors’ fees in lieu of cash payment	$—	$125,250	$125,250
Conversion of $2,335,050 of 6% debentures	$—	$—	$1,130,164
Series A Preferred beneficial conversion feature accreted as a dividend	$—	$—	$455,385
Preferred stock dividends accrued	$19,120	$19,120	$162,520
Interest paid on common stock	$—	$56,637	$1,325,372

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

1. Condensed Consolidated Financial Statements

Business Overview

Trovagene, Inc. (“Trovagene” or the “Company”) is a development stage molecular diagnostic company that focuses on the development and marketing of urine-based nucleic acid tests for patient/disease screening and monitoring. The Company’s novel tests predominantly use transrenal DNA (Tr-DNA) and transrenal RNA (Tr-RNA). Trovagene’s primary focus is to leverage its urine-based (i.e. transrenal) testing platform to facilitate improvements in the management of cancer care and women’s healthcare. Tr-DNAs and Tr-RNAs are fragments of nucleic acids derived from dying cells inside the body. The intact DNA is fragmented in dying cells and released into the blood stream. These fragments have been shown to cross the kidney barrier and can be detected in urine. In addition, there is evidence that some species of RNA or their fragments are stable enough to cross the renal barrier. These RNA can also be isolated from urine, detected and analyzed. The Company believes its technology is applicable to all transrenal nucleic acids (Tr-NA). Trovagene’s patented technology uses safe, non-invasive, cost effective and simple urine collection which can be applied to a broad range of testing including: tumor detection and monitoring (e.g., KRAS mutations in pancreatic cancer), prenatal genetic testing, infectious diseases, tissue transplantation, forensic identification and for patient selection in clinical trials. Trovagene’s technology is ideally suited to be used in developing molecular diagnostic assays that will allow physicians to provide very simple, non-invasive and convenient screening and monitoring tests for their patients by identifying specific biomarkers involved in the disease process. If the  Company is successful, its novel assays may facilitate  improved testing compliance resulting in earlier diagnosis of disease, more targeted treatment which will be more cost effective, and improvements in the quality of life for the patient.

Underwritten Public Offering of Common Stock and Reverse Stock Split

On May 30, 2012, the Company completed a underwritten public offering in which an aggregate of 1,150,000 units, with each unit consisting of two shares of its common stock and one warrant to purchase one share of common stock were sold at a purchase price of $8.00 per unit. On June 13, 2012, the underwriters exercised their overallotment option in full for an additional 172,500 units.  The Company raised a total of $9.1 million in net proceeds after deducting underwriting discounts and commissions of $0.7 million and offering expenses of $0.7 million.   The units began trading on The NASDAQ Capital Market on May 30, 2012 under the symbol “TROVU”. The common stock and warrants became separately transferable upon the exercise in full of the underwriters’ overallotment.  Each warrant has an exercise price of $5.32 per share, and expires five years from the closing of the offering.  The warrants trade on The NASDAQ Capital Market under the symbol “TROVW”. Warrants issued in connection with the underwritten public offering and sale of units in May 2012 are not considered derivatives based on our analysis of the criteria of ASC 815, as the Company is not required to make any cash payments or net cash settlement to the registered holder in lieu of issuance of warrant shares.

On March 15, 2012, the Board of Directors and on April 27, 2012 a majority of the stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio of not less than one-for-two and not greater than one-for-six at any time prior to April 27, 2013 at the discretion of the Board of Directors. On May 24, 2012, the Board of Directors approved a 1-for-6 reverse stock split of the Company’s issued and outstanding common stock effective on May 29, 2012. All the relevant information relating to number of shares and per share information contained in these consolidated financial statements has been retrospectively adjusted to reflect the reverse stock split for all periods presented.

Private Placements

During the six months ended June 30, 2012, the Company closed four private placement financings which raised gross proceeds of $1,900,000. The Company issued 633,334 shares of its common stock and warrants to purchase 633,334 shares of common stock. The purchase price paid by the investor was $3.00 for each unit, determined by the price paid by investors in recent private placements. The warrants expire on December 31, 2018 and are exercisable at $3.00 per share. The Company paid $96,500 in cash for a finder’s fee. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Trovagene has determined that the warrants issued in connection with these private placements should be recorded as derivative liabilities since they are all price protected (Note 6). The fair value is disclosed in Note 7.

During the six months ended June 30, 2012, the Company issued 30,450 units to a selling agent, who is also a shareholder of the Company, consisting of 30,450 shares of common stock and warrants to purchase 30,450 shares of common stock. The warrants have an exercise price of $3.00 per share, are immediately exercisable and expire December 31, 2018. The units were issued as a finder’s fee in connection with certain private placements closed during the six months ended June 30, 2012. The issuance of these units was treated as a non-compensatory cost of capital.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Trovagene, which include its wholly owned subsidiary Xenomics, Inc., a California corporation (“Xenomics Sub”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated. Certain items in the comparable prior period’s financial statements have been reclassified to conform to the current period’s presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2011 and December 31, 2010 and for each of the two years ended December 31, 2011 and from inception (August 4, 1999) to December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2012, results of operations, and cash flows for the three and six months ended June 30, 2012, and for all periods presented herein, have been made. The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

Going Concern

Trovagene’s consolidated financial statements as of June 30, 2012 have been prepared under the assumption that Trovagene will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate additional revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will be required to raise additional capital within the next year to complete the development and commercialization of current product candidates and to continue to fund operations at its current cash expenditure levels.

Cash used in operating activities was $2,201,600 and $1,016,892, for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012 and 2011, the Company incurred net losses attributable to common stockholders of $4,608,170 and $1,020,264, respectively.

To date, Trovagene’s sources of cash have been primarily limited to the sale of debt and equity securities. Net cash provided by financing activities for the six months ended June 30, 2012 and 2011 was $10,946,605 and $975,000, respectively. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct its business.

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

The Company has approximately $8.3 million of cash in the bank at August 10, 2012. Based on the Company’s projections of future ordinary expenses and expected receipts the Company has enough cash to pay expenses through July of 2013.

2. Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net income/loss per common share was determined by dividing net income/loss applicable to common stockholders by the weighted-average common shares outstanding during the period.

Diluted weighted-average shares are the same as basic weighted-average shares when the shares issuable pursuant to the exercise of dilutive instruments would have been antidilutive.

For the three months and six months ended June 30, 2012 and 2011, certain of the outstanding stock options and other common stock equivalents were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive. The amounts excluded in the three months ended June 30, 2012 and 2011 were 8,887,170 and 955,768, respectively. The amounts excluded in the six months ended June 30, 2012 and 2011 were 7,889,789 and 3,563,808.

3.              Accounting for Share-Based Payments

ASC Topic 718 “Compensation—Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. Trovagene accounts for shares of common stock, stock options and warrants issued to non-employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received. The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “ Equity-Based Payment to Non-Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly the fair value of these options is being “marked to market” quarterly until the measurement date is determined. The weighted-average fair value per share of all options granted during the six months ended June 30, 2012 and 2011 estimated as of the grant date using the Black-Scholes option valuation model was $0.16 and $0.10, respectively.

Stock-based compensation expense related to Trovagene options has been recognized in operating results as follow:

	Three Months Ended June 30,		Six Months Ended June 30
	2012	2011	2012	2011
Included in research and development expense	$23,897	$2,810	$31,480	$5,759
Included in general and administrative expense	91,922	57,473	187,170	114,946

Total stock-based compensation expense	$115,819	$60,283	$218,650	$120,705

The unrecognized compensation cost related to non-vested stock options outstanding at June 30, 2012 and 2011, net of expected forfeitures, was $1,224,040 and $223,641, respectively, to be recognized over a weighted-average remaining vesting period of approximately four years and six years, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Risk-free interest rate	.72-1.04%	1.23%
Dividend yield	0%	0%
Expected volatility	90%	90%
Expected term (in years)	5 yrs.	5 yrs.

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2011	2,426,192	$3.00 to $15.00	$5.22	$—
Granted	645,000	3.00 to 4.68	3.69	244,400
Forfeited	(9,375)	3.00	3.00	—
Balance outstanding, June 30, 2012	3,061,817	$3.00 to 15.00	$4.79	$1,495,837
Exercisable at June 30, 2012	1,591,732	$3.00 to 15.00	$6.25	$501,178

Warrants

The Company issued 2,128,284 warrants, whose weighted average exercise price was $4.61 per share, in the six months ended June 30, 2012, of which, 663,784 were issued in connection with private placements of its common stock, 92,000 were issued to underwriters in connection with the underwritten public offering, 1,322,500 were issued in connection with the underwritten public offering of its common stock, and 50,000 were issued for services provided by a related party.

4.              Stockholders’ Equity (Deficiency)

During the six months ended June 30, 2012, the Company closed four private placement financings which raised gross proceeds of $1,900,000. The Company issued 633,334 shares of its common stock and warrants to purchase 633,334 shares of common stock. The purchase price paid by the investor was $3.00 for each unit, determined by the price paid by investors in recent private placements.  The warrants expire after eight years and are exercisable at $3.00 per share. The Company paid $96,500 in cash for a finder’s fee. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Trovagene has determined that the warrants issued in connection with these private placements should be recorded as derivative liabilities at the time of issuance since they are all price protected (Note 6), however the completion of the underwritten public offering on May 30, 2012 removed the condition which required these warrants to be treated as derivative liabilities.  Accordingly, the fair value of these warrants were marked to market through May 30, 2012 and then reclassified from a liability to additional paid in capital.

During the six months ended June 30, 2012, the Company issued 30,450 units to a selling agent, who is also a shareholder of the Company, consisting of 30,450 shares of common stock and warrants to purchase 30,450 shares of common stock. The warrants have an exercise price of $3.00 per share, are immediately exercisable and expire December 31, 2018.  The units were issued as a finder’s fee in connection with certain private placements closed during the six months ended June 30, 2012. The issuance of these units was treated as a non-compensatory cost of capital.

During the six months ended June 30, 2012, the Company issued 125,000 shares of common stock in connection with an asset purchase agreement with MultiGen Diagnostics, Inc.  See Note 5.

On May 30, 2012, the Company completed an underwritten public offering in which an aggregate of 1,150,000 units, with each unit consisting of two shares of its common stock and one warrant to purchase one share of common stock were sold at a purchase price of $8.00 per unit. On June 13, 2012 the underwriters exercised their overallotment option in full for an additional 172,500 units.  Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, Trovagene determined that the warrants issued in connection with this transaction were not derivative liabilities.  The Company raised a total of $9.1 million in net proceeds after deducting underwriting discounts and commissions of $0.7 million and offering expenses of $0.7 million.

5. Asset Purchase Agreement

On February 1, 2012 the Company entered into an asset purchase agreement with MultiGen Diagnostics, Inc.  The Company determined that the acquired asset does not meet the definition of a business, as defined in ASC 805, Business Combinations and will be accounted for under ASC 350, Intangibles- Goodwill and Other.  In connection with the acquisition, the Company issued 125,000 shares of restricted common stock to MultiGEN.  In addition, up to an additional $3.7 million may be paid in a combination of common stock and cash to MultiGEN upon the achievement of specific sales and earnings targets. In addition, in connection with the acquisition, the Company entered into a Reagent Supply Agreement dated as of February 1, 2012 pursuant to which MultiGEN will supply and deliver reagents to be used in connection with a Clinical Laboratory Improvement Amendment (CLIA) laboratory.  The total purchase consideration was determined to be $187,500 which was paid in the Company’s common stock.

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

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Trovagene has determined that the warrants issued in connection with certain of its private placements and with its debentures must be recorded as derivative liabilities. Accordingly the warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value are being recorded in the Company’s statement of operations.

The Company estimates the fair value of the warrants issued in connection with certain of its private placements and with its debentures using the Black-Scholes model in order to determine the associated derivative instrument liability and change in fair value described above. The range of assumptions used to determine the fair value of the warrants at the end of each six month period, June 30, 2012 and June 30, 2011 were as follows:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Estimated fair value of Trovagene common stock	$1.20-3.07	$1.32
Expected warrant term	5 years	5 years
Risk-free interest rate	0.09-0.92	0.29-0.62%
Expected volatility	90%	125%
Dividend yield	—	—

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance, valued using the Black-Scholes option pricing method, for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability

December 31, 2011	Balance of derivative financial instruments liability	1,103,727	$994,627

	Change in fair value of warrants during the six months ended June 30, recognized as a loss in the statement of operations	—	2,232,231

June 30, 2012	Balance of derivative financial instruments liability	1,103,727	$3,226,858

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance, valued using the Binomial option pricing method, for the periods indicated:

			Change In
			Fair value
			of Derivative
			Liability
	Number of		For Previously	Ending
	Price Protected		Outstanding	Balance
	Units at	Derivative Liability	Price Protected	Derivative
Quarter	Issuance	For Issued Units	Units	Liability

Total at December 31, 2011	2,321,451	$2,967,283	$(121,266)	$2,846,017
Correction of error	(224,087)	(274,967)		2,571,050
Fair value of new warrants issued during the period	633,334	765,329		3,336,379
Change in fair value of warrants during the period			(18,916)	3,317,463
Reclassificatin of derivative liability to equity		(3,317,463)		—

Six Months Ended June 30, 2012	2,730,698	$140,182	$(140,182)	$—	_

The total derivative liability for the Company at June 30, 2012 was $3,226,858.

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

The following tables present the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2011 and June 30, 2012:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Derivative liabilities related to Warrants	$—	$—	$3,840,644	$3,840,644

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2012
Derivative liabilities related to Warrants	$—	$—	$3,226,858	$3,226,858

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2012:

Description	Balance at December 31, 2011	Correction of error	Fair Value of Warrants Reclassified to Additional Paid in Capital	Fair value of New Warrants Issued During the Period	Unrealized gains or (losses)	Balance as of June 30, 2012
Derivative liabilities related to Warrants	$3,840,644	$(274,967)	$(3,317,463)	$765,329	$2,213,315	$3,226,858

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

8. Commitments and Contingencies

Employment

On February 1, 2012, the Company entered into an executive agreement with Stephen Zaniboni in which he agreed to serve as Trovagene’s Chief Financial Officer. The term of the agreement is effective as of February 1, 2012 and continues until February 1, 2013 and is automatically renewed for successive one year periods at the end to each term. Mr. Zaniboni’s compensation is $200,000 per year. Mr. Zaniboni is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Upon entering the agreement, Mr. Zaniboni was granted 166,667 non-qualified stock options which have an exercise price of $3.60 per share and vest annually in equal amounts over a period of four years.

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

Consulting Agreements

On February 1, 2012 the Company entered into a consulting agreement whereby the Company retained the services of an independent contractor who will provide business development services for the Company. As compensation for the consultant’s services, the Company granted a stock option to purchase up to 166,667 shares of common stock at $3.00 per share.  The Stock option vests as follows: 33,333 shares vest ratably over a four year period and 133,334 Shares vest upon achievement of various milestones. See Note 3.

On February 1, 2012 the Company entered into a consulting agreement whereby the Company retained the services of an independent contractor who will provide public relations and publicity services for the Company. As compensation for the consultant’s services, the Company will pay a monthly fee and issue 1,417 shares of restricted common stock monthly.  See Note 3.

On April 26, 2012 the Company entered into a consulting agreement whereby the Company retained the services of an independent contractor who will provide scientific consulting services as a member of the Company’s Scientific Advisory Board. As compensation for the consultant’s services, the Company granted a stock option to purchase up to 100,000 shares of common stock at $3.66 per share.  Options to purchase the shares of common stock vest ratably over a three year period. See Note 3.

9. Subsequent Events

Consulting Agreements

On July 1, 2012 the Company entered into a consulting agreement whereby the Company retained the services of an independent contractor who will provide business development services. As compensation for the consultant’s services, the Company will pay a monthly fee of $5,000 and granted a non-qualified vested stock option to purchase 20,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant upon the Company entering into a transaction that was sourced by the Consultant and closed on and approved by the CEO, subject to Board approval.

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

In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

From August 4, 1999 (inception) through June 30, 2012 we have sustained cumulative deficit of $48,206,601. From inception through June 30, 2012, we have generated minimal out-licensing revenue and expect to incur additional losses to perform further research and development activities and do not currently have any material revenues from commercial diagnostic or biopharmaceutical products.

Our product development efforts are thus in their early stages and we cannot make estimates of the costs or the time they will take to complete. The risk of completion of any program is high because of the many uncertainties involved in bringing new diagnostics or biopharmaceutical products to market potentially including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols, the extended regulatory approval and review cycles, our ability to raise additional capital, the nature and timing of research and development expenses and competing technologies being developed by organizations with significantly greater resources.

Recent Developments

On March 15, 2012, the Board of Directors and on April 27, 2012 a majority of the stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio of not less than one-for-two and not greater than one-for-six at any time prior to April 27, 2013 at the discretion of the Board of Directors. On May 24, 2012, the Board of Directors approved a 1-for-6 reverse stock split of the Company’s issued and outstanding common stock effective on May 29, 2012.

On May 30, 2012, we completed an underwritten public offering in which an aggregate of 1,150,000 units, with each unit consisting of two shares of its common stock and one warrant to purchase one share of common stock were sold at a purchase price of $8.00 per unit. On June 13, 2012, the underwriters exercised their overallotment option in full for an additional 172,500 units.  We raised a total of $9.1 million in net proceeds after deducting underwriting discounts and commissions of $0.7 million and offering expenses of $0.7 million.   The units began trading on The NASDAQ Capital Market on May 30, 2012 under the symbol “TROVU”. The common stock and warrants became separately transferable on the exercise in full of the underwriters’ overallotment.   Each warrant has an

exercise price of $5.32 per share, and will expire five years from the closing of the offering.  The warrants trade on The NASDAQ Capital Market under the symbol “TROVW”.

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

We have issued common stock warrants in connection with the execution of certain equity and debt financings.  Certain warrants are classified as derivative liabilities under the provisions of FASB ASC 815 Derivatives and Hedging (“ASC 815”), and are recorded at their fair market value as of each reporting period. Such warrants do not meet the exemption that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of derivative instruments.”    Warrants issued in connection with the underwritten public offering and sale of units in May 2012 are not considered derivatives based on our analysis of the criteria of ASC 815, as we are not required to make any cash payments or net cash settlement to the registered holder in lieu of issuance of warrant shares.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 and 2011

Revenues

Our total revenues were $41,500 and $79,863 for the three months ended June 30, 2012 and 2011, respectively, and consisted only of royalty income.  The decrease of $38,363 was a result of a decrease in royalty agreements due to the termination of the agreement with Sequenom, Inc. in 2011.

Research and Development Expenses

Research and development expenses consisted of the following:

	For the three months ended June 30,
	2012	2011	Increase
Salaries and staff costs	255,563	114,934	$140,629
Outside services, consultants and lab supplies	110,362	6,989	103,373
Facilities	98,626	19,997	78,629
Other	12,600	1,368	11,232
Total research and development	$477,151	$143,288	$333,863

Research and development expenses increased by $333,863 to $477,151 for the three months ended June 30, 2012, from $143,288 for the same period in 2011. The $140,629 increase in salaries and staff costs was comprised of an approximately $21,000 increase related to the addition of personnel for our CLIA lab operations, $80,000 increase from new personnel added in 2012 as well as bonuses paid to existing personnel, and an increase of approximately $40,000 in stock based compensation related to options granted to research and development personnel during 2012.  Of the $103,373 increase in outside services, consultants and lab supplies, approximately $66,000 results from the start-up of our CLIA lab in February 2012, and the remaining increase is due to an increase in lab supplies purchased to support new projects.  The increase in facilities expense is comprised of approximately $33,000 related to the addition of the CLIA lab and the remainder of approximately $46,000 relates to the expansion of our lab space in the third quarter of 2011.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	For the three months ended June 30,
	2012	2011	Increase/(Decrease)
Salaries and staff costs	$277,203	145,227	131,976
Outside services and Board of Director fees	428,564	109,205	319,359
Legal and accounting fees	27,033	317,246	(290,213)
Facilities	32,861	6,754	26,107
Insurance	18,170	22,225	(4,055)
Other	26,037	(16,632)	42,669
	$809,868	$584,025	$225,843

General and administrative expenses increased by $225,843 to $809,868 for the three months ended June 30, 2012 from $584,025 for the same period in 2011. This overall increase was primarily due to an increase of $451,335 in salaries and staff costs and outside services, partially offset by a decrease of $290,213 in legal and accounting fees.  Salaries and staff costs increased due to an increase in bonuses and stock based compensation.  The increase in outside services resulted primarily from the addition of a Chief Executive Officer and Chief Financial Officer, as well as share based compensation related to a warrant granted to a BOD member and an increase in costs associated with filing required documents with the Securities and Exchange Commission (SEC).  Legal and accounting fees decreased in the three month period ended June 30, 2012 as compared to the same period in 2011, as we incurred significant expenses related to audit and review of our Form 10 initially filed in the fourth quarter of 2011.

Interest Expense

There was no interest expense in the three months ended June 30, 2012 compared to $28,126 in the three months ended June 30, 2011.  The interest expense in the three months ended June 30, 2011 related to convertible debentures which were extinguished in July 2011.

Change in Fair Value of Derivative Instruments

We issued securities that were accounted for as derivative liabilities at issuance during the three months ended June 30, 2012.  On May 30, 2012 we closed an underwritten public offering which removed the condition that required the securities issued during the three months ended June 30, 2012, as well as certain securities issued in prior periods, to be treated as derivative liabilities.   Accordingly, the fair value of these securities of $3,317,463 was reclassified from a liability to additional paid in capital.  As of June 30, 2012, the remaining derivative liabilities were revalued to $3,226,858, resulting in a net increase in value of $2,180,891 from March 31, 2012, based primarily upon changes in the fair value as a result of the underwritten public offering.

Six Months Ended June 30, 2012 and 2011

Revenues

Our total revenues were $75,653 and $168,946 for the six months ended June 30, 2012 and 2011, respectively, and consisted of the following:

	Six months ended June 30,
	2012	2011	Decrease

Royalty income	$75,653	$148,946	$(73,293)
License fees	—	20,000	(20,000)
Total revenues	$75,653	$168,946	$(93,293)

Royalty income decreased by $73,293 in the six months ended June 30, 2012 due the termination of the agreement with Sequenom, Inc.   License fees decreased by $20,000 in the six month period ended June 30, 2012 as there were no new license agreements entered into during the six month period ended June 30, 2012.

Research and Development Expenses

Research and development expenses consisted of the following:

	For the six months ended June 30,
	2012	2011	Increase
Salaries and staff costs	$425,662	289,045	$136,617
Outside services, consultants and lab supplies	197,164	44,953	152,211
Facilities	177,304	53,585	123,719
Other	14,428	13,721	707
Total research and development	$814,558	$401,304	$413,254

Research and development expenses increased by $413,254 to $814,558 for the six months ended June 30, 2012 from $401,304 for the same period in 2011.  The $136,617 increase in salaries and staff costs was comprised of an approximately $36,000 increase related to the addition of personnel for our CLIA lab operations, $75,000 increase from new personnel added in 2012 as well as bonuses paid to existing personnel, and an increase of approximately $25,000 in stock based compensation related to options granted to research and development personnel during 2012.  Of the $152,211 increase in outside services, consultants and lab supplies, approximately $109,000 resulted from the start-up of our CLIA lab in February 2012, and the remaining increase is due to an increase in lab supplies purchased to support new projects.  The increase in facilities expense is comprised of approximately $42,000 related to the addition of the CLIA lab and the remainder of approximately $46,000 relates to the expansion of our lab space in the at the end of 2011.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	For the six months ended June 30,
	2012	2011	Increase/(Decrease)
Salaries and staff costs	$406,943	375,671	31,272
Outside services and Board of Director fees	720,108	189,469	530,639
Legal and accounting fees	355,889	494,237	(138,348)
Facilities	56,984	36,657	20,327
Insurance	35,719	44,449	(8,730)
Other	61,187	(5,415)	66,602
	$1,636,830	$1,135,068	$501,762

General and administrative expenses increased by $501,762 to $1,636,830 for the six months ended June 30, 2012 from $1,135,068 for the same period in 2011. The increase in salaries and staff costs consisted of an increase in bonuses of approximately $188,000 and an increase of approximately $75,000 in stock based compensation related to options granted to personnel in late 2011 and early 2012, partially offset by a decrease of approximately a $147,000 in severance and employment settlement claims and a decrease of approximately $71,000 decrease in salaries related to personnel who ceased employment with us.   The increase in outside services resulted primarily from approximately $148,000 of stock based compensation related to warrant and stock issuances for advisory and public relations services, approximately $280,000 from the addition of a Chief Executive Officer and Chief Financial Officer, as well as services provided by outside financial personnel related to the preparation of the Form 10, Form 10-K, and the Form S-1 in the first six months of the year.  Legal and accounting fees decreased in the six month period ended June 30, 2012 compared to the prior year, as services related to assisting us with SEC compliance decreased as a result of completing our Form 10 early in 2012.

Interest Expense

There was no interest expense in the six months ended June 30, 2012 compared to $56,637 in the six months ended June 30, 2011.  The interest expense in the six months ended June 30, 2011 related to convertible debentures which were extinguished in July 2011.

Change in Fair Value of Derivative Instruments

We issued securities that were accounted for as derivative liabilities at issuance during the six months ended June 30, 2012.  On May 30, 2012 we closed an underwritten public offering which removed the condition that required the securities issued during the six months ended June 30, 2012, as well as certain securities issued in prior periods, to be treated as derivative liabilities.   Accordingly, the fair value of these securities of $3,317,463 was reclassified from a liability to additional paid in capital.  As of June 30, 2012, the remaining derivative liabilities were revalued to $3,226,858, resulting in a net increase in value of $2,213,315 from December 31, 2011, based primarily upon changes in the fair value as a result of the underwritten public offering.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had $9,304,410 in cash and cash equivalents.    As of June 30, 2012 we had working capital of $8,204,578, compared to a working capital deficit of $587,709 as of December 31, 2011.   As of August 10, 2012, our working capital was approximately $7.9 million.

Net cash used in operating activities for the six months ended June 30, 2012 was $2,201,600, compared to $1,016,892 for the six months ended June 30, 2011. Our use of cash was primarily a result of the net loss of $4,589,050 for the six months ended June 30, 2012, adjusted for non-cash items related to stock-based compensation of $367,533, depreciation and amortization of $13,975 and the change in fair value of derivatives of $2,213,315.  The changes in our operating assets and liabilities consisted of higher accounts payable and accrued expenses and a decrease in accounts receivable and prepaid expenses.  At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Investing activities consisted of purchases for capital equipment and intangible assets that used $140,969 in cash during the six months ended June 30, 2012, compared to $1,529 for the same period in 2011 due to purchases of laboratory equipment.

Net cash provided by financing activities was $10,946,605 during the six months ended June 30, 2012, compared to $975,000 in 2011. Cash received from financing activities during the six months ended June 30, 2012 and 2011 were from proceeds related to the sale of common stock.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, as of June 30, 2012, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, due to weaknesses in our financial closing process. We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2012, filed on August 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Condensed Consolidated Statement of Stockholders Equity (Deficit) and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVAGENE, INC.

August 14, 2012	By:	/s/ Antonius Schuh
Antonius Schuh
Chief Executive Officer

TROVAGENE, INC.

August 14, 2012	By:	/s/ Stephen Zaniboni
Stephen Zaniboni
Chief Financial Officer