Form 10-Q
period 2012-09-30
TrovaGene Inc.
filed 2012-11-14
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Issuer’s telephone Number: (858) 952-7570

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

As of November 9, 2012 the issuer had 14,180,934 shares of Common Stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	4

Condensed Consolidated Statements of Operations and Comprehensive Net (Loss) Income for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited) and the period August 4, 1999 (Inception) to September 30, 2012 (period from January 1, 2012 to September 30, 2012 unaudited)	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the period August 4, 1999 (Inception) to September 30, 2012 (period from January 1, 2012 to September 30, 2012 unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited) and the period August 4, 1999 (Inception) to September 30, 2012 (period from January 1, 2012 to September 30, 2012 unaudited)	13

Notes to Condensed Consolidated Financial Statements (unaudited)	15

Trovagene, Inc. and Subsidiaries

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,815,128	$700,374
Accounts receivable	128,188	99,140
Prepaid expenses	57,252	42,658
Total current assets	8,000,568	842,172
Property and equipment, net	208,393	22,504
Other assets	362,081	174,581
Total assets	$8,571,042	$1,039,257

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$140,034	$928,364
Accrued expenses	617,509	501,517
Total current liabilities	757,543	1,429,881
Derivative financial instruments	2,838,107	3,840,644
Total liabilities	3,595,650	5,270,525

Commitments and contingencies (Note 8)
Stockholders’ equity (deficiency)

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 95,600 shares outstanding at September 30, 2012 and December 31, 2011, designated as Series A Convertible Preferred Stock with liquidation preference of $956,000 at September 30, 2012 and December 31, 2011	96	96

Common stock, $0.0001 par value, 150,000,000 and 100,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively; 14,180,726 and 10,737,026 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,418	1,073

Additional paid-in capital	53,840,264	39,365,994
Deficit accumulated during development stage	(48,866,386)	(43,598,431)
Total stockholders’ equity (deficiency)	4,975,392	(4,231,268)

	$8,571,042	$1,039,257

The accompanying notes are an integral part of these condensed consolidated financial statements

Trovagene, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive (Loss) Income

(unaudited)

					August 4, 1999
					(Inception) to
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2012	2011	2012	2011	2012
Royalty income	$41,500	$45,000	$117,153	$193,946	$762,223
Milestone fees	150,000	—	150,000	—	150,000
License fees	20,000	10,000	20,000	30,000	1,383,175
Total revenues	211,500	55,000	287,153	223,946	2,295,398
Costs and expenses:
Research and development	511,433	200,924	1,326,197	602,228	16,855,146
Purchased in process research and development	—	—	—	—	2,666,869
General and administrative	739,042	586,230	2,375,666	1,721,301	24,916,726
Total operating expenses	1,250,475	787,154	3,701,863	2,323,529	44,438,741

Loss from operations	(1,038,975)	(732,154)	(3,414,710)	(2,099,583)	(42,143,343)

Interest income	—	—	—	173	266,883

Interest expense	—	—	—	(56,637)	(1,325,372)
Amortization of deferred debt costs and original issue discount	—	—	—	—	(2,346,330)
Change in fair value of derivative instruments—warrants	388,750	118,040	(1,824,565)	540,789	(598,557)
Gain on extinguishment of debt	—	623,383	—	623,383	623,383
Liquidated damages and other forbearance agreement settlement costs	—	—	—	—	(1,758,111)
Net (loss) income and comprehensive (loss) income	(650,225)	9,269	(5,239,275)	(991,875)	(47,281,447)

Preferred stock dividend	(9,560)	(9,560)	(28,680)	(28,680)	(336,598)
Series A Convertible Preferred stock conversion rate change accreted as a dividend	—	—	—	—	(455,385)
Cumulative effect of early adopting ASC Topic 815-40	—	—	—	—	(792,956)

Net loss and comprehensive loss attributable to common stockholders	$(659,785)	$(291)	$(5,267,955)	$(1,020,555)	$(48,866,386)

NET LOSS PER COMMON SHARE-BASIC AND DILUTED:
Net loss	$(0.05)	$(.00)	$(0.42)	$(.11)
Weighted average shares outstanding:	14,178,733	10,017,095	12,506,789	9,401,161

The accompanying notes are an integral part of these consolidated financial statements

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

	Common Stock		Treasury Shares		Additional Paid-In	Deferred Stock Based	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	(Deficiency)
Balance, August 4, 1999 (Inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders for cash at $0.0012 per share	37,000,000	3,700	—	—	38,300	—	—	42,000
Net loss	—	—	—	—	—	—	(14,760)	(14,760)
Balance, January 31, 2000	37,000,000	$3,700	—	$—	$38,300	—	(14,760)	27,240
Net loss	—	—	—	—	—	—	(267,599)	(267,599)
Balance, January 31, 2001	37,000,000	$3,700	—	$—	$38,300	—	(282,359)	(240,359)
Capital contribution of cash	—	—	—	—	45,188	—	—	45,188
Net loss	—	—	—	—	—	—	(524,224)	(524,224)
Balance, January 31, 2002	37,000,000	$3,700	—	$—	$83,488	—	(806,583)	(719,395)
Issuance of common stock for cash at $0.003 per share	1,258,000	126	—	—	3,274	—	—	3,400
Capital contribution of cash	—	—	—	—	2,500	—	—	2,500
Net loss	—	—	—	—	—	—	(481,609)	(481,609)
Balance, January 31, 2003	38,258,000	$3,826	—	$—	$89,262	—	(1,288,192)	(1,195,104)
Net loss	—	—	—	—	—	—	(383,021)	(383,021)
Balance, January 31, 2004	38,258,000	$3,826	—	$—	$89,262	—	(1,671,213)	(1,578,125)
Waiver of founders’ deferred compensation	—	—	—	—	1,655,031	—	—	1,655,031
Private placement of common stock	440,868	44	—	—	2,512,906	—	—	2,512,950
Redemption of shares held by Panetta Partners, Inc.	(36,477,079)	(3,648)	—	—	(496,352)	—	—	(500,000)
Costs associated with recapitalization	—	—	—	—	(301,499)	—	—	(301,499)
Share exchange with founders	376,334	38	—	—	(38)	—	—	—
Issuance of treasury shares	—	—	58,333	6	(6)	—	—	—
Issuance of treasury shares to escrow	58,333	6	(58,333)	(6)	—	—	—	—
Issuance of common stock and warrants for cash at $11.70 per share	228,026	23	—	—	2,667,877	—	—	2,667,900
Issuance of 20,610 warrants to selling agents	—	—	—	—	403,038	—	—	403,038
Finders warrants charged to cost of capital	—	—	—	—	(403,038)	—	—	(403,038)
Deferred stock-based compensation	—	—	—	—	1,937,500	(1,937,500)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	245,697	—	245,697
Options issued to consultants	—	—	—	—	1,229,568	—	—	1,229,568
Warrants issued to consultants	—	—	—	—	2,630,440	—	—	2,630,440
Net loss	—	—	—	—	—	—	(5,371,027)	(5,371,027)
Balance, January 31, 2005	2,884,482	$289	—	$—	$11,924,689	$(1,691,803)	$(7,042,240)	$3,190,935

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

	Preferred Stock		Common Stock		Treasury Shares		Additional Paid-In	Deferred Stock Based	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	(Deficiency)
Balance, January 31, 2005	—	$—	2,884,482	$289	—	$—	$11,924,689	$(1,691,803)	$(7,042,240)	$3,190,935
Private placement of common stock	—	—	17,094	2	—	$—	$199,998	—	—	200,000
Payment of selling agents fees and expenses in cash	—	—	—	—	—	—	(179,600)	—	—	(179,600)
Common stock issued to selling agents	—	—	4,077	—	—	—	—	—	—	—
Private placement of common stock	—	—	252,564	25	—	—	2,954,974	—	—	2,954,999
Payment of selling agents fees and expenses in cash	—	—	—	—	—	—	(298,000)	—	—	(298,000)
Issuance of 20,205 warrants issued to selling agents	—	—	—	—	—	—	222,188	—	—	222,188
Selling agents warrants charged to cost of capital	—	—	—	—	—	—	(222,188)	—	—	(222,188)
Private placement of preferred stock and warrants for cash at $10.00 per share (restated)	277,100	277	—	—	—	—	2,770,723	—	—	2,771,000
Accretion of preferred stock dividends (restated)	—	—	—	—	—	—	792,956	—	(792,956)	—
Value of warrants reclassified to derivative financial instrument liability	—	—	—	—	—	—	(567,085)	—	—	(567,085)
Payment of selling agents fees and expenses in cash	—	—	—	—	—	—	(277,102)	—	—	(277,102)
Issuance of 17,572 warrants issued to selling agents	—	—	—	—	—	—	167,397	—	—	167,397
Selling agents warrants charged to cost of capital	—	—	—	—	—	—	(167,397)	—	—	(167,397)
Return of treasury shares from escrow	—	—	(58,333)	(6)	58,333	6	—	—	—	—
Retirement of treasury shares	—	—	—	—	(58,333)	(6)	6	—	—	—
Common stock issued for services	—	—	833	—	—	—	16,500	—	—	16,500
Stock-based compensation expense for non-employees	—	—	—	—	—	—	2,928,298	—	—	2,928,298
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	645,832		645,832
Preferred stock dividend	—	—	—	—	—	—	—	—	(60,741)	(60,741)
Net loss	—	—	—	—	—	—	—	—	(7,844,326)	(7,844,326)
Balance, January 31, 2006	277,100	$277	3,100,717	$310	—	$—	$20,266,357	$(1,045,971)	$(15,740,263)	$3,480,710

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred Stock Based	Deficit Accumulated During Development	Total Stockholders’ Equity	Temporary Equity— Unregistered Common Stock
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	(Deficiency)	Shares	Amount
Balance, January 31, 2006	277,100	$277	3,100,717	$310	$20,266,357	$(1,045,971)	$(15,740,263)	$3,480,710	—	$—
Conversion of Series A preferred stock and issuance of common stock	(174,000)	(174)	137,739	14	160	—	—	—	—	—
Implementation of ASC 718	—	—	—	—	(1,045,971)	1,045,971	—	—	—	—
Private placement of common stock	—	—	125,787	13	943,388	—	—	943,401	—	—
Payment of selling agents fees and expenses in cash	—	—	—	—	(118,341)	—	—	(118,341)	—	—
Issuance of 15,779 warrants to selling agents	—	—	—	—	55,568	—	—	55,568	—	—
Selling agents warrants charged to cost of capital	—	—	—	—	(55,568)	—	—	(55,568)	—	—
Issuance of common stock and warrants for cash at $6.00 per share	—	—	—	—	—	—	—	—	166,667	1,000,000
Payment of finder’s fees and expenses in cash	—	—	—	—	—	—	—	—	—	(80,000)
Value of warrants classified as derivative financial instrument liability	—	—	—	—	—	—	—	—	—	(15,000)
Issuance of 27,425 units to finder	—	—	—	—	167,856	—	—	167,856	—	—
Common Stock issued for services	—	—	1,449	—	9,566	—	—	9,566	—	—
Value attributed to warrants issued with 6% convertible debentures	—	—	—	—	1,991,822	—	—	1,991,822	—	—
Reclassification of derivative financial instruments to stockholders’ equity upon adoption of ASC 815-40	—	—	—	—	567,085	—	(455,385)	111,700	—	—
Warrants issued for services	—	—	—	—	101,131	—	—	101,131	—	—
Donated services	—	—	—	—	62,500	—	—	62,500	—	—
Stock based compensation	—	—	—	—	1,572,545	—	—	1,572,545	—	—
Preferred stock dividend	—	—	—	—	—	—	(59,164)	(59,164)	—	—
Net loss	—	—	—	—	—	—	(7,134,067)	(7,134,067)	—	—
Balance, January 31, 2007	103,100	$103	3,365,692	$337	$24,518,098	$—	$(23,388,879)	$1,129,659	166,667	$905,000

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders’ Equity	Temporary Equity— Unregistered Common Stock
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)	Shares	Amount
Balance, January 31, 2007	103,100	$103	3,365,692	$337	$24,518,098	$(23,388,879)	1,129,659	166,667	$905,000
Conversion of preferred stock to common stock	(7,500)	(7)	7,813	1	6	—	—	—	—
Private placement of common stock	—	—	283,333	28	849,972	—	850,000	—	—
Payment of selling agent fees and expenses	—	—	—	—	(51,733)	—	(51,733)	—	—
Issuance of warrants to selling agents	—	—	—	—	45,403	—	45,403	—	—
Selling agent warrants charged to cost of capital	—	—	—	—	(45,403)	—	(45,403)	—	—
Derivative liability—warrants at issuance	—	—	—	—	(45,371)	—	(45,371)	—	—
Donated services	—	—	—	—	275,000	—	275,000	—	—
Stock-based compensation expense	—	—	—	—	914,847	—	914,847	—	—
Preferred stock dividend	—	—	—	—	—	(35,054)	(35,054)	—	—
Net loss	—	—	—	—	—	(4,683,141)	(4,683,141)	—	—
Balance, December 31, 2007	95,600	$96	3,656,838	$366	$26,460,819	$(28,107,074)	(1,645,793)	166,667	$905,000
Reclassification of common stock initially recorded as temporary equity	—	—	166,667	17	904,983	—	905,000	(166,667)	(905,000)
Private placement of common stock	—	—	330,682	33	1,144,967	—	1,145,000	—	—
Payment of selling agents fees and expenses	—	—	—	—	(74,500)	—	(74,500)	—	—
Conversion of debenture to common stock	—	—	31,214	3	93,638	—	93,641	—	—
Derivative liability—warrants at issuance	—	—	—	—	(201,122)	—	(201,122)	—	—
Donated services	—	—	—	—	390,750	—	390,750	—	—
Stock based compensation	—	—	—	—	543,697	—	543,697	—	—
Preferred stock dividend	—	—	—	—	—	(38,240)	(38,240)	—	—
Net loss	—	—	—	—	—	(5,166,240)	(5,166,240)	—	—
Balance, December 31, 2008	95,600	$96	4,185,401	$419	$29,263,232	$(33,311,554)	$(4,047,807)	—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance December, 31, 2008	95,600	$96	4,185,401	$419	$29,263,232	$(33,311,554)	$(4,047,807)
Issuance of shares of common stock in connection with convertible debenture forbearance agreement	—	—	906,245	91	1,739,868	—	1,739,959
Issuance of shares of common stock in payment of convertible debenture interest	—	—	60,147	6	112,285	—	112,291
Private placements of common stock	—	—	488,333	49	1,464,951	—	1,465,000
Issuance of common stock pursuant to a non-exclusive selling agent’s agreement	—	—	68,897	7	306,730	—	306,737
Issuance of shares of common stock re settlement for consulting services rendered	—	—	159,630	16	478,874	—	478,890
Stock based compensation expense	—	—	—	—	177,836	—	177,836
Preferred stock dividend	—	—	—	—	—	(38,240)	(38,240)
Derivative liability—warrants and price protected units upon issuance	—	—	—	—	(1,497,568)	—	(1,497,568)
Net loss	—	—	—	—	—	(2,483,807)	(2,483,807)
Balance, December 31, 2009	95,600	$96	5,868,653	$588	$32,046,208	$(35,833,601)	$(3,786,709)

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance, December 31, 2009	95,600	$96	5,868,653	$588	$32,046,208	(35,833,601)	$(3,786,709)
Issuance of shares of common stock in payment of convertible debenture interest	—	—	85,619	9	115,962	—	115,971
Issuance of common stock to selling agents	—	—	79,333	8	(8)	—	—
Private placement of units	—	—	578,233	58	1,734,642	—	1,734,700
Derivative liabilitiy—price protected units upon issuance	—	—	—	—	(1,010,114)	—	(1,010,114)
Consulting services settled via issuance of stock	—	—	70,833	7	212,493	—	212,500
Shares issued in settlement of legal fees	—	—	29,240	3	99,997	—	100,000
Stock issued in payment of deferred salary to former CEO	—	—	12,745	1	28,345	—	28,346
Shares issued in connection with Agreement & Plan of Merger with Etherogen, Inc.	—	—	2,043,797	204	2,771,185	—	2,771,389
Stock Based Compensation expense	—	—	—	—	325,930	—	325,930
Preferred stock dividend	—	—	—	—	—	(38,240)	(38,240)
Net loss	—	—	—	—	—	(5,449,138)	(5,449,138)
Balance, December 31, 2010	95,600	$96	8,768,453	$878	$36,324,640	$(41,320,979)	$(4,995,365)

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Deficiency
Balance, December 31, 2010	95,600	$96	8,768,453	$878	$36,324,640	$(41,320,979)	$(4,995,365)
Issuance of shares of common stock in payment of convertible debenture interest in accordance with Forbearance Agreement	—	—	64,214	6	85,269	—	85,275
Private placement of units	—	—	857,833	85	2,573,415	—	2,573,500
Derivative liability-fair value of warrants and price protected units issued	—	—	—	—	(1,298,618)	—	(1,298,618)
Shares issued in connection with Board Compensation	—	—	41,750	4	125,246	—	125,250
Issuance of common stock to shareholder as finder’s fees	—	—	90,258	9	(9)	—	—
Issuance of common stock in connection with consulting services	—	—	58,333	6	174,994	—	175,000
Stock issued in connection with conversion of convertible debentures	—	—	856,185	85	1,130,079	—	1,130,164
Stock based compensation	—	—	—	—	250,978	—	250,978
Preferred stock dividend	—	—	—	—	—	(38,240)	(38,240)
Net loss	—	—	—	—	—	(2,239,212)	(2,239,212)
Balance, December 31, 2011	95,600	$96	10,737,026	$1,073	$39,365,994	$(43,598,431)	$(4,231,268)
Units issued via registered direct public offering and private placement of units	—	—	3,278,334	328	12,479,672	—	12,480,000
Fees and expenses related to financing transactions — paid in cash	—	—	—	—	(1,533,885)	—	(1,533,885)
Derivative liability-fair value of warrants and price protected units issued	—	—	—	—	(765,329)	—	(765,329)
Correction of error in derivative liability—fair value of warrants price protected units issued	—	—	—	—	274,967	—	274,967
Warrants classified to Additional Paid in Capital	—	—	—	—	3,317,463	—	3,317,463
Issuance of common stock and warrant to shareholder as finder’s fees	—	—	30,450	3	(3)	—	—
Issuance of common stock in connection with Asset Purchase Agreement with MultiGen Diagnostics, Inc.	—	—	125,000	13	187,487	—	187,500
Issuance of common stock in connection with consulting services	—	—	9,916	1	22,380	—	22,381
Issuance of warrant in connection with advisory services	—	—	—	—	142,508	—	142,508
Stock based compensation	—	—	—	—	349,010	—	349,010
Preferred stock dividend	—	—	—	—	—	(28,680)	(28,680)
Net loss	—	—	—	—	—	(5,239,275)	(5,239,275)
Balance, September 30, 2012 (unaudited)	95,600	$96	14,180,726	$1,418	$53,840,264	$(48,866,386)	$4,975,392

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	For the period August 4, 1999 (Inception) to September 30, 2012

Operating activities
Net loss	$(5,239,275)	$(991,875)	$(47,281,447)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,331	7,708	248,130
Stock based compensation expense	349,010	203,675	11,829,335

Founders’, compensation contributed to equity	—	—	1,655,031

Donated services contributed to equity	—	—	829,381

Settlement of consulting services in stock	—	—	478,890
Amortization of deferred debt costs and original issue discount	—	—	2,346,330
Liquidated damages and other forbearance agreement settlement costs paid in stock	—	—	1,758,111

Interest expense on convertible debentures paid in stock	—	56,637	757,198

Change in fair value of financial instruments	1,824,565	(540,789)	598,557

Gain on extinguishment of debt	—	(623,383)	(623,383)

Purchased in process research and development expense-related party	—	—	2,666,869
Stock issued in connection with payment of deferred salary	—	—	28,346
Stock issued in connection with settlement of legal fees	—	—	100,000
Stock and warrant issued in connection with consulting services	164,889	175,000	452,389
Changes in operating assets and liabilities:
Decrease (increase) in other assets	—	21,648	(69,881)
Decrease (increase) in accounts receivable	(29,048)	(16,508)	(128,189)
(Increase) decrease in prepaid expenses	(14,594)	108,414	(57,252)
(Decrease) increase in accounts payable, accrued expenses and other	(701,019)	189,766	715,352
Net cash used in operating activities	(3,619,141)	(1,409,707)	(23,696,233)

Investing activities:
Assets acquired in Etherogen, Inc. merger	—	—	(104,700)
Capital expenditures	(212,220)	(1,529)	(456,523)
Net cash used in investing activities	(212,220)	(1,529)	(561,223)

Financing activities
Proceeds from sale of 6% convertible debenture	—	—	2,335,050
Debt issuance costs	—	—	(297,104)
Proceeds from sale of common stock, net of expenses	10,946,115	1,510,000	28,378,120
Proceeds from a non-exclusive selling agent’s agreement	—	—	142,187
Note (repayment)	—	—	—
Costs associated with recapitalization	—	—	(362,849)
Proceeds from sale of preferred stock	—	—	2,771,000
Payment of finders’ fee on preferred stock	—	—	(277,102)
Redemption of common stock	—	—	(500,000)
Payment of preferred stock dividends	—	—	(116,718)
Net cash provided by financing activities	10,946,115	1,510,000	32,072,584
Net change in cash and equivalent	7,114,754	98,764	7,815,128
Cash and cash equivalents—Beginning of period	700,374	58,703	—
Cash and cash equivalents—End of period	$7,815,128	$157,467	$7,815,128

	Nine months ended September 30, 2012	Nine months ended September 30, 2011	For the period August 4, 1999 (Inception) to September 30, 2012
Supplementary disclosure of cash flow activity:
Cash paid for taxes	$—	$—	$—

Cash paid for interest	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of 174,000 shares of preferred stock into 137,739 shares of common stock:
Surrender of 174,000 shares of preferred stock	$—	$—	$(1,740,000)
Issuance of 137,739 shares of common stock	$—	$—	$1,740,000
Issuance of 125,000 shares of common stock pursuant to Asset Purchase Agreement with Multigen Diagnostics, Inc.	$187,500	$—	$187,500
Issuance of 2,043,797 shares of common stock pursuant to Agreement and Plan of Merger with Etherogen, Inc.	—	—	$2,771,389
Reclassification of derivative financial instruments to additional paid in capital	$(3,317,463)	—	$(3,317,463)
Correction of error in derivative financial instruments	$(274,967)	—	$(274,967)

Issuance of 41,750 shares of common stock for Board of Directors’ fees in lieu of cash payment	$—	$125,250	$125,250
Conversion of $2,335,050 of 6% debentures	$—	$1,130,164	$1,130,164
Series A Preferred beneficial conversion feature accreted as a dividend	$—	$—	$455,385
Preferred stock dividends accrued	$28,680	$28,680	$162,520
Interest paid on common stock	$—	$56,637	$1,325,372

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

Underwritten Public Offering of Common Stock and Reverse Stock Split

On May 30, 2012, the Company completed a underwritten public offering in which an aggregate of 1,150,000 units, with each unit consisting of two shares of its common stock and one warrant to purchase one share of common stock were sold at a purchase price of $8.00 per unit. On June 13, 2012, the underwriters exercised their overallotment option in full for an additional 172,500 units.  The Company raised a total of $9.1 million in net proceeds after deducting underwriting discounts and commissions of $0.7 million and offering expenses of $0.7 million.  The units began trading on The NASDAQ Capital Market on May 30, 2012 under the symbol “TROVU”.  Upon the exercise in full of the underwriters’ overallotment, the units may be separated into common stock and warrants.  Each warrant has an exercise price of $5.32 per share, and expires five years from the closing of the offering.  The warrants trade on The NASDAQ Capital Market under the symbol “TROVW”. Warrants issued in connection with the underwritten public offering and sale of units in May 2012 are not considered derivatives based on our analysis of the criteria of ASC 815, as the Company is not required to make any cash payments or net cash settlement to the registered holder in lieu of issuance of warrant shares.

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

Private Placements

During the nine months ended September 30, 2012, the Company closed four private placement financings which raised gross proceeds of $1,900,000. The Company issued 633,334 shares of its common stock and warrants to purchase 633,334 shares of common stock. The purchase price paid by the investor was $3.00 for each unit, determined by the price paid by investors in recent private placements. The warrants expire on December 31, 2018 and are exercisable at $3.00 per share. The Company paid $96,500 in cash for a finder’s fee. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Trovagene has determined that the warrants issued in connection with these private placements should be recorded as derivative liabilities since they are all price protected (Note 6). The fair value is disclosed in Note 7.

During the nine months ended September 30, 2012, the Company issued 30,450 units to a selling agent, who is also a shareholder of the Company, consisting of 30,450 shares of common stock and warrants to purchase 30,450 shares of common stock. The warrants have an exercise price of $3.00 per share, are immediately exercisable and expire December 31, 2018. The units were issued as a finder’s fee in connection with certain private placements closed during the nine months ended September 30, 2012. The issuance of these units was treated as a non-compensatory cost of capital.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Trovagene, which include its wholly owned subsidiary Xenomics, Inc., a California corporation (“Xenomics Sub”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated. Certain items in the comparable prior period’s financial statements have been reclassified to conform to the current period’s presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2011 and December 31, 2010 and for each of the two years ended December 31, 2011 and from inception (August 4, 1999) to December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2012, results of operations, and cash flows for the three and nine months ended September 30, 2012, and for all periods presented herein, have been made. The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full year.

Going Concern

Trovagene’s consolidated financial statements as of September 30, 2012 have been prepared under the assumption that Trovagene will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate additional revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will be required to raise additional capital within the next year to complete the development and commercialization of current product candidates and to continue to fund operations at its current cash expenditure levels.

Cash used in operating activities was $3,619,141 and $1,409,707, for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, the Company incurred net losses attributable to common stockholders of $5,267,955 and $1,020,555, respectively.

To date, Trovagene’s sources of cash have been primarily limited to the sale of debt and equity securities. Net cash provided by financing activities for the nine months ended September 30, 2012 and 2011 was $10,946,115 and $1,510,000, respectively. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct its business.

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

The Company has approximately $7,290,000 million of cash in the bank at November 9, 2012. Based on the Company’s projections of future ordinary expenses and expected receipts the Company has enough cash to pay expenses through November of 2013.

2. Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net income/loss per common share was determined by dividing net income/loss applicable to common stockholders by the weighted-average common shares outstanding during the period.  In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares.  Shares used in calculation basic and diluted net loss per common share exclude as antidilutive the following share equivalents:

	As of September 30,
	2012	2011
Options to purchase Common Stock	3,295,066	1,927,358
Warrants to purchase Common stock	5,729,754	3,241,141
Series A Convertible Preferred Stock	95,600	95,600

	9,120,420	5,264,099

3.              Accounting for Share-Based Payments

ASC Topic 718 “Compensation—Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. Trovagene accounts for shares of common stock, stock options and warrants issued to non-employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received. The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “ Equity-Based Payment to Non-Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly the fair value of these options is being “marked to market” quarterly until the measurement date is determined. The weighted-average fair value per share of all options granted during the nine months ended September 30, 2012 and 2011 estimated as of the grant date using the Black-Scholes option valuation model was $1.38 and $0.72, respectively.

Stock-based compensation expense related to Trovagene options has been recognized in operating results as follow:

	Three Months Ended September 30,		Nine Months Ended September 30
	2012	2011	2012	2011
Included in research and development expense	$37,399	$2,314	$68,879	$6,943
Included in general and administrative expense	92,960	80,656	280,131	196,732

Total	$130,359	$82,970	$349,010	$203,675

The unrecognized compensation cost related to non-vested stock options outstanding at September 30, 2012 and 2011, net of expected forfeitures, was $1,457,061 and $187,521, respectively, to be recognized over a weighted-average remaining vesting period of approximately four years and five years, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated.

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Risk-free interest rate	.62-1.04%	.85%
Dividend yield	0%	0%
Expected volatility	90%	90%
Expected term (in years)	5 yrs.	5 yrs.

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2011	2,426,192	$3.00 to $15.00	$5.22	$—
Granted	878,249	2.84 to 4.68	3.46	265,774
Forfeited	(9,375)	3.00	3.00	—
Balance outstanding, September 30, 2012	3,295,066	$2.84 to 15.00	$4.74	$265,774
Exercisable at September 30, 2012	1,652,704	$2.84 to 15.00	$6.23	$333,955

Warrants

The Company issued 2,128,284 warrants, whose weighted average exercise price was $4.61 per share, in the nine months ended September 30, 2012, of which, 663,784 were issued in connection with private placements of its common stock, 92,000 were issued to underwriters in connection with the underwritten public offering, 1,322,500 were issued in connection with the underwritten public offering of its common stock, and 50,000 were issued for services provided by a related party.

4.              Stockholders’ Equity (Deficiency)

During the nine months ended September 30, 2012, the Company closed four private placement financings which raised gross proceeds of $1,900,000. The Company issued 633,334 shares of its common stock and warrants to purchase 633,334 shares of common stock. The purchase price paid by the investor was $3.00 for each unit, determined by the price paid by investors in recent private placements.  The warrants expire after eight years and are exercisable at $3.00 per share. The Company paid $96,500 in cash for a finder’s fee. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Trovagene has determined that the warrants issued in connection with these private placements should be recorded as derivative liabilities at the time of issuance since they are all price protected (Note 6), however the completion of the underwritten public offering on May 30, 2012 removed the condition which required these warrants to be treated as derivative liabilities.  Accordingly, the fair value of these warrants were marked to market through May 30, 2012 and then reclassified from a liability to additional paid in capital.

During the nine months ended September 30, 2012, the Company issued 30,450 units to a selling agent, who is also a shareholder of the Company, consisting of 30,450 shares of common stock and warrants to purchase 30,450 shares of common stock. The warrants have an exercise price of $3.00 per share, are immediately exercisable and expire December 31, 2018.  The units were issued as a finder’s fee in connection with certain private placements closed during the nine months ended September 30, 2012. The issuance of these units was treated as a non-compensatory cost of capital.

During the nine months ended September 30, 2012, the Company issued 125,000 shares of common stock in connection with an asset purchase agreement with MultiGen Diagnostics, Inc.  See Note 5.

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

The Company estimates the fair value of the warrants issued in connection with certain of its private placements and with its debentures using the Black-Scholes model in order to determine the associated derivative instrument liability and change in fair value described above. The range of assumptions used to determine the fair value of the warrants at the end of each nine month period, September 30, 2012 and September 30, 2011 were as follows:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Estimated fair value of Trovagene common stock	$1.20-3.07	$1.32
Expected warrant term	1 month - 6 years	1 - 7 years
Risk-free interest rate	0.09-0.92	2.04%
Expected volatility	90%	90%
Dividend yield	—	—

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance, valued using the Black-Scholes option pricing method, for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability

December 31, 2011	Balance of derivative financial instruments liability	1,103,727	$994,627

	Change in fair value of warrants during the nine months ended September 30, recognized as a loss in the statement of operations	—	1,843,480

September 30, 2012	Balance of derivative financial instruments liability	1,103,727	$2,838,107

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance, valued using the Binomial option pricing method, for the periods indicated:

			Change In
			Fair value
			of Derivative
			Liability
	Number of		For Previously	Ending
	Price Protected		Outstanding	Balance
	Units at	Derivative Liability	Price Protected	Derivative
Quarter	Issuance	For Issued Units	Units	Liability

Total at December 31, 2011	2,321,451	$2,967,283	$(121,266)	$2,846,017
Correction of error	(224,087)	(274,967)		2,571,050
Fair value of new warrants issued during the period	633,334	765,329		3,336,379
Change in fair value of warrants during the period			(18,916)	3,317,463
Reclassification of derivative liability to equity		(3,317,463)		—

Nine Months Ended September 30, 2012	2,730,698	$140,182	$(140,182)	$—

The total derivative liability for the Company at September 30, 2012 was $2,838,107.

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

The following tables present the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2011 and September 30, 2012:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Derivative liabilities related to Warrants	$—	$—	$3,840,644	$3,840,644

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2012
Derivative liabilities related to Warrants	$—	$—	$2,838,107	$2,838,107

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2012:

Description	Balance at December 31, 2011	Correction of error	Fair Value of Warrants Reclassified to Additional Paid in Capital	Fair value of New Warrants Issued During the Period	Unrealized gains or (losses)	Balance as of September 30, 2012
Derivative liabilities related to Warrants	$3,840,644	$(274,967)	$(3,317,463)	$765,328	$1,824,565	$2,838,107

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

8. Commitments and Contingencies

Research Agreement

On June 27, 2012, the Company entered into a research agreement with University of Texas MD Anderson Cancer Center (“MDACC”) to provide samples and evaluate methods used by the Company in identification of pancreatic cancer mutations.  Under this agreement, the Company has committed to pay $90,400 for the services performed by the University.  As of September 30, 2012, $45,240 has been paid to MDACC under this agreement.

Collaboration and License Agreements

On September 12, 2012, the Company entered into a non-exclusive license agreement with Quest Diagnostics related to the development and commercialization of laboratory tests related to screening nucleophosmin protein (“NPM1”) nucleic acid mutations. Under this agreement, the Company has granted a license to certain NPM1 patents in exchange for a one time license fee of $20,000 due upon execution of the agreement and royalty payments on net sales of Quest Diagnostics and its affiliates.  As of September 30, 2012, no royalty payments have been received.

On September 13, 2012, the Company entered into a collaboration and license agreement with Strand Life Sciences related to the validation and commercial launch of a Urine and DNA test related to Human Papillomavirus (“HPV”).  Under this agreement, the Company has granted a license for use of its tests to Strand in exchange for royalty payments on net sales earned in the territory specified in the agreement.  As of September 30, 2012, no royalties have been received under this agreement.

In the three month period ending September 30, 2012, the Company received a $150,000 milestone payment related to an agreement with Ipsogen S.A. signed in 2007. This amount is reflected in revenues and was triggered by the issuance of a United States patent.

Employment Agreements

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

On April 26, 2012 the Company entered into a consulting agreement whereby the Company retained the services of an independent contractor who will provide scientific consulting services as a member of the Company’s Scientific Advisory Board (“SAB”). As compensation for the consultant’s services, the Company granted a stock option to purchase up to 100,000 shares of common stock at $3.66 per share.  Options to purchase the shares of common stock vest ratably over a three year period. See Note 3.

On July 3, 2012 the Company entered into a consulting agreement whereby the Company retained the services of an independent contractor who will provide scientific consulting services as a member of the Company’s Scientific Advisory Board. As compensation for the consultant’s services, the Company granted an initial stock option to purchase up to 5,000 shares of common stock at $2.84 per share.  Options to purchase the shares of common stock vest ratably over a three year period.  See Note 3.  In addition, the SAB member will be entitled to an annual option grant to purchase 1,000 shares and will be compensated for attendance of meetings and teleconferences.  See Note 3.

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

Overview

From August 4, 1999 (inception) through September 30, 2012 we have sustained a cumulative deficit of $48,866,386. From inception through September 30, 2012, we have generated minimal out-licensing revenue and expect to incur additional losses to perform further research and development activities and do not currently have any material revenues from commercial diagnostic or biopharmaceutical products.

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

On May 30, 2012, we completed an underwritten public offering in which an aggregate of 1,150,000 units, with each unit consisting of two shares of its common stock and one warrant to purchase one share of common stock were sold at a purchase price of $8.00 per unit. On June 13, 2012, the underwriters exercised their overallotment option in full for an additional 172,500 units.  We raised a total of $9.1 million in net proceeds after deducting underwriting discounts and commissions of $0.7 million and offering expenses of $0.7 million.  The units began trading on The NASDAQ Capital Market on May 30, 2012 under the symbol “TROVU”. Upon the exercise in full of the underwriters’ overallotment, the units may be separated into common stock and warrants.  Each warrant has an exercise price of $5.32 per share, and will expire five years from the closing of the offering.  The warrants trade on The NASDAQ Capital Market under the symbol “TROVW”.

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

Research and Development

Research and development costs, which include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, as well as contract research and insurance, are accounted for in accordance with ASC Topic 730-10-55-2, Research and Development. Also, as prescribed by this guidance, patent filing and maintenance expenses are considered legal in nature and therefore classified as general and administrative expense.  Costs are not allocated to projects as the majority of the costs relate to employees and facilities costs and we do not track employees’ hours by project or allocate facilities costs on a project basis.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 and 2011

Revenues

Our total revenues were $211,500 and $55,000 for the three months ended September 30, 2012 and 2011, respectively.  The revenues were comprised of the following components:

	For the three months ended September 30,
	2012	2011	(Decrease)/Increase
Royalties	$41,500	$45,000	$(3,500)
Milestone payments	150,000	—	150,000
License fees	20,000	10,000	10,000
Total revenues	$211,500	$55,000	$156,500

Royalty income decreased by $3,500 in the nine months ended September 30, 2012 due to a decrease in the minimum royalty payments with several parties.  The milestone payment of $150,000 earned in 2012 was received upon achievement of a milestone with Ipsogen SAS.  License fees in 2012 resulted from the signing of a new license agreement with Quest Diagnostics.  In 2011, the license fee was a result of an agreement with Fairview Health Services.

Research and Development Expenses

Research and development expenses consisted of the following:

	For the three months ended September 30,
	2012	2011	Increase/(Decrease)
Salaries and staff costs	$211,822	$106,245	$105,577
Outside services, consultants and lab supplies	217,721	44,768	172,953
Facilities	83,667	44,728	38,939
Other	(1,777)	5,183	(6,960)
Total research and development	511,433	$200,924	$310,509

Research and development expenses increased by $310,509 to $511,433 for the three months ended September 30, 2012, from $200,924 for the same period in 2011. The $105,577 increase in salaries and staff costs was comprised of an approximately $23,000 increase related to the addition of personnel for our CLIA lab operations, $48,000 increase from new personnel added in 2012 as well as bonuses paid to existing personnel, and an increase of approximately $35,000 in stock based compensation related to options granted to research and development personnel.  Of the $172,953 increase in outside services, consultants and lab supplies, approximately $67,000 results from our CLIA lab which started up in February 2012, and the remaining increase is due to an increase in lab supplies, samples and consultants used to support new research projects.  The increase in facilities expense is comprised of primarily the following items:  an increase of approximately $21,000 related to the addition of the CLIA lab, an increase of approximately $5,000 in depreciation expense, and an approximately $8,000 increase related to insurance for our CLIA lab operations.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	For the three months ended September 30,
	2012	2011	Increase/(Decrease)
Salaries and staff costs	$221,543	$97,344	$124,199
Outside services and Board of Directors’ fees	332,500	269,630	62,870
Legal and accounting fees	108,602	173,354	(64,752)
Facilities	40,018	16,275	23,743
Insurance	16,893	23,517	(6,624)
Other	19,486	6,110	13,376
	$739,042	$586,230	$152,812

General and administrative expenses increased by $152,812 to $739,042 for the three months ended September 30, 2012 from $586,230 for the same period in 2011.  Salaries and staff costs increased primarily due to the implementation of a bonus plan in 2012 resulting in an increase in accrued bonuses of approximately $60,000, the addition of new personnel resulting in an increase of approximately $53,000, and an increase in stock based compensation of approximately $12,000.  The increase in outside services and Board of Directors’ fees resulted primarily from the addition of our Chief Executive Officer and Chief Financial Officer, as well as share based compensation related to a warrant granted to a BOD member and an increase in costs associated with filing required documents with the Securities and Exchange Commission (SEC).  Legal and accounting fees decreased in the three month period ended September 30, 2012 as compared to the same period in 2011, as we incurred significant expenses related to audit and review of our Form 10 prepared during the first nine months of 2011 and initially filed in the fourth quarter of 2011.

Change in Fair Value of Derivative Instruments

We issued securities that were accounted for as derivative liabilities at issuance.  As of September 30, 2012, the derivative liabilities were revalued to $2,838,107, resulting in a net decrease in value of $388,750 from June 30, 2012, based primarily upon changes in the fair value as a result of changes in the closing stock price at September 30, 2012.

Gain on Extinguishment of Debt

There was no gain on extinguishment of debt in the three month period ended September 30, 2012, compared to $623,383 in the same period of 2011. The amount in 2011 resulted from the settlement with the holders of convertible debentures as a result of conversion of the amount owed into shares of Common Stock as consideration for their agreement to extinguish the debt.

Nine Months Ended September 30, 2012 and 2011

Revenues

Our total revenues were $287,153 and $223,946 for the nine months ended September 30, 2012 and 2011, respectively, and consisted of the following:

	Nine months ended September 30,
	2012	2011	(Decrease)/Increase

Royalty income	$117,153	$193,946	$(76,793)
Milestone	150,000	—	150,000
License fees	20,000	30,000	(10,000)
Total revenues	$287,153	$223,946	$63,207

Royalty income decreased by $76,793 in the nine months ended September 30, 2012, primarily due to the termination of the license agreement with Sequenom, Inc. in late 2011.  The milestone payment of $150,000 earned in 2012 was received upon achievement of a milestone with Ipsogen SAS. License fees decreased by $10,000 in the nine month period ended September 30, 2012 as there were fewer license agreements entered into during the nine month period ended September 30, 2012 as compared to the same period in 2011.

Research and Development Expenses

Research and development expenses consisted of the following:

	For the nine months ended September 30,
	2012	2011	Increase/(Decrease)
Salaries and staff costs	$637,485	395,289	$242,196
Outside services, consultants and lab supplies	414,884	89,721	325,163
Facilities	260,972	98,313	162,659
Other	12,856	18,905	(6,049)
Total research and development	$1,326,197	$602,228	$723,969

Research and development expenses increased by $723,969 to $1,326,197 for the nine months ended September 30, 2012 from $602,228 for the same period in 2011.  The $242,196 increase in salaries and staff costs was comprised of an approximately $58,000 increase related to the addition of personnel for our CLIA lab operations, $125,000 increase from new personnel added in 2012 as well as bonuses paid to existing personnel and accrued for a new bonus plan in 2012, and an increase of approximately $60,000 in stock based compensation related to options granted to research and development personnel.  Of the $325,163 increase in outside services, consultants and lab supplies, approximately $107,000 resulted from the start-up of our CLIA lab in February 2012, an increase of $25,000 related to consultants primarily working on cancer projects, a $166,000 increase in lab supplies purchased to support new projects, and $32,000 related to an increase in research collaborations.  The increase in facilities expense is comprised of approximately $62,000 related to the addition of the CLIA lab and the remainder of the increase related to the expansion of our laboratory space at the end of 2011.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	For the nine months ended September 30,
	2012	2011	Increase/(Decrease)
Salaries and staff costs	$628,486	473,015	155,471
Outside services and Board of Director fees	1,052,607	459,099	593,508
Legal and accounting fees	464,491	667,591	(203,100)
Facilities	97,001	52,932	44,070
Insurance	52,613	67,966	(15,354)
Other	80,468	698	79,770
	$2,375,666	$1,721,301	$654,365

General and administrative expenses increased by $654,365 to $2,375,666 for the nine months ended September 30, 2012 from $1,721,301 for the same period in 2011. The increase in salaries and staff costs consisted of an increase in accrued bonuses of approximately $247,000 based on the 2012 bonus plan and an increase of approximately $85,000 in stock based compensation related to options, partially offset by a decrease of approximately $152,000 in severance and employment settlement claims and a decrease of approximately $21,000 in salaries related to personnel who ceased employment with us.  The increase in outside services resulted primarily from approximately $165,000 of stock based compensation related to warrant and stock issuances for advisory and public relations services, approximately $247,000 from the addition of our Chief Executive Officer and Chief Financial Officer, as well as services provided by outside business development and investor relations individuals, an increase of $97,000 related to public relations and an increase of $53,000 in EDGAR and XBRL expenses associated with SEC filings.  Legal and accounting fees decreased in the nine month period ended September 30, 2012 compared to the prior year, as services related to assisting us with SEC compliance decreased as a result of completing our Form 10 early in 2012.  Facilities expenses increased as a result of $14,000 increase in rent due to additional space, $9,000 increase in office supplies related to new employees, and a $5,000 increase in depreciation expense.  The increase in other expenses resulted primarily from additional travel costs of approximately $42,000 in the first nine months of 2012, and was offset by a decrease in debt forgiveness of approximately $29,000 that was included in other expenses in 2011

Interest Expense

There was no interest expense in the nine months ended September 30, 2012 compared to $56,637 in the nine months ended September 30, 2011.  The interest expense in the nine months ended September 30, 2011 related to convertible debentures that were extinguished in July 2011.

Change in Fair Value of Derivative Instruments

We issued securities that were accounted for as derivative liabilities at issuance during the nine months ended September 30, 2012.  On May 30, 2012 we closed an underwritten public offering that removed the condition that required the securities issued during the nine months ended September 30, 2012, as well as certain securities issued in prior periods, to be treated as derivative liabilities.  Accordingly, the fair value of these securities of $3,317,463 was reclassified from a liability to additional paid in capital.  As of September 30, 2012, the remaining derivative liabilities were revalued to $2,838,107, resulting in a net increase in value of $1,843,481 from December 31, 2011, based primarily upon changes in the fair value as a result of the underwritten public offering.

Gain on Extinguishment of Debt

There was no gain on extinguishment of debt in the nine month period ended September 30, 2012, compared to $623,383 in the same period of 2011. The amount in 2011 resulted from the settlement with the holders of convertible debentures as a result of conversion of the amount owed into shares of Common Stock as consideration for their agreement to extinguish the debt.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had $7,815,128 in cash and cash equivalents.  As of September 30, 2012 we had working capital of $7,243,025, compared to a working capital deficit of $587,709 as of December 31, 2011.  As of November 9, 2012, our working capital was approximately $6,898,000.

Net cash used in operating activities for the nine months ended September 30, 2012 was $3,619,141, compared to $1,409,707 for the nine months ended September 30, 2011. Our use of cash was primarily a result of the net loss of $5,239,275 for the nine months ended September 30, 2012, adjusted for non-cash items related to stock-based compensation of $349,010, depreciation and amortization of $26,331 and the change in fair value of derivatives of $1,824,565.  The changes in our operating assets and liabilities consisted of lower accounts payable and accrued expenses and an increase in accounts receivable and prepaid expenses.  At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Investing activities consisted of purchases for capital equipment that used $212,220 in cash during the nine months ended September 30, 2012, compared to $1,529 for the same period in 2011.

Net cash provided by financing activities was $10,946,115 during the nine months ended September 30, 2012, compared to $1,510,000 in 2011. Cash received from financing activities during the nine months ended September 30, 2012 and 2011 were from proceeds related to the sale of common stock.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2012, filed on November 14, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Condensed Consolidated Statement of Stockholders Equity (Deficit) and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVAGENE, INC.

November 14, 2012	By:	/s/ Antonius Schuh
Antonius Schuh
Chief Executive Officer

TROVAGENE, INC.

November 14, 2012	By:	/s/ Stephen Zaniboni
Stephen Zaniboni
Chief Financial Officer