Form 10-K
period 2012-12-31
Trovagene, Inc.
filed 2013-04-01
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER 000-54556

TROVAGENE INC.

(Name of small business issuer in its charter)

Delaware	27-2004382
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11055 Flintkote Avenue, Suite A, San Diego, California 92121

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (858) 952-7570

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of two shares of Common Stock and one Warrant to purchase one share of Common Stock	The NASDAQ Capital Market

Common Stock, $0.0001 par value	The NASDAQ Capital Market

Warrants to purchase Common Stock	The NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark is the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on a closing sale price of $3.90 per share which was the last sale price of the common stock as of June 29, 2012) was $51,733,044.

As of March 22, 2013, the issuer had 15,603,900 outstanding shares of Common Stock.

PART I

ITEM 1. BUSINESS

We are a development stage molecular diagnostic company that focuses on the development and commercialization of proprietary diagnostic technologies for use in patient/disease screening and monitoring across a variety of medical disciplines.  Our primary internal focus is to leverage our novel urine-based molecular diagnostic platform to facilitate improvements in field of oncology, while our external focus includes developing collaborations in the areas of infectious disease, transplant medicine and prenatal diagnostics.

Our proprietary urine-based molecular diagnostic tests are designed to detect specific nucleic acids in urine which are known as transrenal DNA (TrDNA) and RNA (TrRNA). These are cell-free nucleic acids found in urine as result of normal cell death when DNA and RNA are released to circulate in the bloodstream as fragments and are eventually filtered through the kidneys to allow for the detection and measurement in urine. These transrenal nucleic acids (TrNAs) can be used as genetic markers of disease. The contents of the urine represent a systemic liquid biopsy and provide a simple, non-invasive sample collection method. The Company believes that its transrenal molecular diagnostic technology may open significant new markets in the molecular diagnostics field.

Our fundamental intellectual property is focused on the discovery that cell-free DNA, RNA and other types of nucleic acids pass through the kidney into the urine.  Cell free fragments of nucleic acids from normal cell death that circulate in the blood can cross the kidney barrier and be detected in urine. These transrenal nucleic acids can be diagnostic of diseases such as cancer and infection.  Through this proprietary technology, we are at the forefront of a paradigm shift in the way diagnostic medicine is practiced, using simple, non-invasive sampling and analysis of these nucleic acids which we believe will ultimately lead to earlier detection, more effective treatment monitoring, and better management of serious illnesses. As of March 22, 2013, our property portfolio consists of 60 issued patents and 47 pending applications globally. The patent estate includes the detection of cell-free nucleic acids that pass through the kidney into the urine, as well as their application in specific disease areas, including oncology, infectious disease, transplantation and prenatal testing.

Developing the Transrenal Diagnostic Market

We intend to develop and expand our transrenal molecular technology into a pipeline of potentially groundbreaking commercial medical testing and screening products. Our Clinical Laboratory Improvement Amendments (CLIA)-certified, College of American Pathologists (CAP)-accredited laboratory in San Diego provides a platform from which to initially commercialize our testing services and launch our growing pipeline of innovative diagnostic tests. Transrenal molecular diagnostics can provide relevant diagnostic information across multiple therapeutic and clinical areas, and may lead to improvements in patient management.

Targeting transrenal markers will allow for the development of genetic tests that use non-invasive and easy-to-obtain urine samples rather than other more traditional, more invasive methods.  These methods include blood testing, bone marrow and tissue biopsy. We are exploring a broad range of clinical utilities where transrenal nucleic acid technology holds the potential to replace more complex, less robust earlier technologies based on circulating cells and nucleic acids in blood. We are developing more effective, non-invasive diagnostics which align with the current industry shift into more personalized medicine. Transrenal molecular tests can make it easier to address important health problems worldwide - and may lead to significant advancements in patient care.

Our patented technology uses safe, non-invasive, cost effective and simple urine collection and can be applied to a broad range of testing including tumor detection and monitoring, infectious disease monitoring, transplantation monitoring and prenatal diagnostics. We believe that our technology is ideally suited to be used in developing molecular diagnostic assays that will allow physicians to provide very simple, non-invasive and convenient screening and monitoring tests for their patients by identifying specific biomarkers involved in a disease process. Our novel assays can facilitate improved testing compliance resulting in earlier diagnosis of disease, more effective use of targeted therapies, and improvements in both patient outcome and cost of care.

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

The material terms of the sublicense agreements we have entered into are as follows:

On May 10, 2006, we entered into a license agreement with Drs. Falini and Mecucci, wherein it obtained the exclusive rights for the genetic marker for Acute Myeloid Leukemia (“AML”) and intends to utilize these rights for the development of new diagnostic tools. In connection with this agreement, we paid $70,000 to Drs. Falini and Mecucci and are obligated to pay royalties of 6% of royalty revenues and/or 10% of any sublicense income. During the years ended December 31, 2012, 2011, and from inception (August 4, 1999) to December 31, 2012, we recorded royalty expenses of approximately $26,000, $0, and $49,000, respectively.

Additionally, we paid $100,000 and issued warrants for the purchase of 16,667 shares of common stock at $10.80 per share as a finder’s fee to an independent third party. These warrants had a value of $101,131 on the date of issuance utilizing the Black- Scholes model and expire June 29, 2014. All such payments and the value of the warrants were immediately expensed as research and development expenses.

During August 2007, we signed a sublicensing agreement with IPSOGEN SAS, a leading molecular diagnostics company with operations in France and the United States for the co-exclusive rights to develop, manufacture and market, research and diagnostic products for the stratification and monitoring of patients with AML. Upon execution of this agreement, IPSOGEN paid an initial licensing fee of $120,000 and may make milestone payments upon the attainment of certain regulatory and commercial milestones. IPSOGEN will also pay us a royalty on any net revenues during the term of the agreement, subject to certain minimums. The term of the license ends on October 28, 2025 which is the date of expiration of the issued patent rights. During the years ended December 31, 2012, 2011, and from inception (August 4, 1999) to December 31, 2012, we recorded royalty, milestone and license fee revenues of approximately $180,000, $50,000, and $427,000, respectively. We have no license fee expense during the years ended December 31, 2012 and 2011, and from inception (August 4, 1999) to December 31, 2012, we recorded license fee expenses of approximately $4,000.

In October 2007, we signed a sublicensing agreement with ASURAGEN, Inc. for the co-exclusive rights to develop, manufacture and market, research and diagnostic products for the stratification and monitoring of patients with AML. ASURAGEN paid an initial licensing fee of $120,000 upon execution of the agreement and may make future payments to us upon the attainment of certain regulatory and commercial milestones. ASURAGEN will also pay us a royalty on any net revenues during the term of the agreement, subject to certain minimums. The term of the license ends on October 28, 2025 which is the date of expiration of the issued patent rights. During the years ended December 31, 2012, 2011, and from inception (August 4, 1999) to December 31, 2012, we recorded royalty and license fee revenues of approximately $50,000, $50,000, and $405,000, respectively. During the years ended December 31, 2012 and 2011, we had no license fee expenses related to this agreement, and from inception (August 4, 1999) to December 31, 2012, we recorded license fee expenses of approximately $16,000.

In January 2008, we signed a sublicensing agreement with Warnex Medical Laboratories for the non-exclusive rights to develop and market lab testing services for nucleophosmin protein (“NPM1”), for the diagnosis and monitoring of patients with AML. Warnex Medical Laboratories will pay us a royalty on any net revenues during the term of the agreement. We have not received any royalty and license fee revenues nor recorded any license fee expenses in connection with this license agreement.

In August 2008, we signed a sublicensing agreement with LabCorp for the non-exclusive rights to develop and market lab testing services for NPM1, for the diagnosis and monitoring of patients with AML.  LabCorp paid an initial licensing fee of $20,000 upon execution of the agreement. LabCorp will also pay us a royalty on any net revenues during the term of the agreement, subject to certain minimums. The term of the license ends August 25, 2018. During the years ended December 31, 2012, 2011, and from inception (August 4, 1999) to December 31, 2012, we recorded royalty and license fee revenues of approximately $5,000, $20,000, and $72,000, respectively. During the years ended December 31, 2012, 2011, and from inception (August 4, 1999) to December 31, 2012, we have not recorded any license fee expenses.

On October 29, 2008, we signed a licensing agreement with Sequenom, Inc. for the rights to three patents for the methods for detection of nucleic acid sequences in urine. Sequenom paid an initial licensing fee of $1 million upon execution of the agreement.

Sequenom also agreed to pay us a royalty on any net revenues during the term of the agreement, subject to certain minimums. As the agreement was terminated in March 2011, there were no revenues related to the agreement for the year ended December 31, 2012.  During the year ended December 31, 2011, and from inception (August 4, 1999) to December 31, 2012, we recorded royalty and license fee revenues of approximately $40,000, and $1,179,000, respectively. During the years ended December 31, 2012 and 2011, and from inception (August 4, 1999) to December 31, 2012, we have not recorded any license fee expenses.

In December 2008, we signed a sublicensing agreement with InVivoScribe Technologies, Inc. for the non-exclusive rights to develop and market lab testing services for NPM1 for the diagnosis and monitoring of patients with AML. InVivoScribe Technologies paid an initial licensing fee of $10,000 upon execution of the agreement. InVivoScribe Technologies will also pay us a royalty on any net revenues during the term of the agreement, subject to certain minimums. The term of the license ends on October 28, 2025 which is the date of expiration of the issued patent rights. During the years ended December 31, 2012, 2011, and from inception (August 4, 1999) to December 31, 2011, we recorded royalty and license fee revenues of approximately $27,000, $20,000 and $57,000, respectively. During the years ended December 31, 2012, 2011, and from inception (August 4, 1999) to December 31, 2012, we have not recorded any license fee expenses.

In June 2010, we signed a sublicensing agreement with Skyline Diagnostics BV for the non-exclusive rights to develop, commercialize and market, research and diagnostic laboratory services for the stratification and monitoring of patients with AML. Skyline Diagnostics BV paid an initial licensing fee of $10,000 upon execution of the agreement and may make future payments to us upon the attainment of certain regulatory and commercial milestones. Skyline Diagnostics BV will also pay the Company a royalty on any net revenues during the term of the agreement, subject to certain minimums. The term of the license ends on October 28, 2025 which is the date of expiration of the issued patent rights. During the years ended December 31, 2012, 2011, and from inception (August 4, 1999) to December 31, 2012, we recorded royalty and license fee revenues of approximately $0, $30,000 and $40,000, respectively. During the years ended December 31, 2012, 2011, and from inception (August 4, 1999) to December 31, 2011, we have not recorded any license fee expenses.

In January, 2011, we entered into an asset purchase agreement with TTFactor S.r.l.for a hybridoma able to produce a monoclonal antibody targeting the NPM1 biomarker for $10,000. In addition we agreed to pay the seller of the hybridoma for a period of seven years commencing with the first sale of the antibody, annual royalties on a country by country basis in the aggregate amount of 10% of all royalties received by the Company from licensees pursuant to any licenses of rights to the antibody. In addition, we agreed to pay (i) 10% of all cash consideration received from licensees as an upfront license fee pursuant to any licenses of the product and (ii) 7% of all cash consideration received from licensees as milestone payments. The agreement may be terminated at any time by us or the seller in case of non-fulfillment of the obligations of the agreement or by seller in case of non-compliance of us with respect to the royalty payments. For the years ended December 31, 2012, 2011 and from inception (August 4, 1999) to December 31, 2012, no royalty expense, license fee or milestone payments have been recorded related to this agreement.

In February, 2011, we entered into a sublicense agreement with MLL Münchner Leukämielabor, or MLL for non-exclusive rights to develop and market laboratory testing services for NPM1 for the diagnosis and monitoring of patients with AML. MLL paid an initial license fee of $20,000 upon execution of the agreement and will also pay us a royalty on any net revenues during the term of the agreement, subject to certain minimums. MLL is obligated to pay a royalty with annual minimums of $15,000 for the first year and $20,000 thereafter. The term of the license ends on October 28, 2025 which is the date of expiration of the issued patent rights. For the years ended December 31, 2012, 2011 and from inception (August 4, 1999) to December 31, 2012, we recorded royalty and license fee revenues of $71,000, $35,000, and $106,000, respectively.

In July, 2011, we entered into a sublicense agreement with Fairview Health Services (“Fairview”) for the non-exclusive rights to develop and market laboratory testing services for NPM1 for the diagnosis and monitoring of patients with AML. Fairview paid an initial license fee of $10,000 upon execution of the agreement and will also pay us a royalty on any net revenues during the term of the agreement, subject to certain minimums. Fairview is obligated to pay a royalty with annual minimums of $1,000 each year. For the years ended December 31, 2012, 2011 and from inception (August 4, 1999) to December 31, 2012, we recorded royalty and license fee revenues of approximately $2,000, $10,000, and $12,000, respectively.

In October 2011, we entered into an exclusive license agreement with Gianluca Gaidano, Robert Foa and Davide Rossi for the patent rights to a specific gene mutation with respect to chronic lymphoblastic leukemia. In consideration of the license, we paid $1,000 as an upfront license fee and agreed to make royalty payments in the single digits on net sales if sales are made by us or a single digit royalty on sublicense income received by us if sales are made by sublicensees. We have an option to purchase the licensed patent rights in the event the licensor decides to sell such licensed patent rights. The license agreement shall continue until September 29, 2031 which is the date of the last to expire of the licensed patent rights covering the license product. The license agreement may also be terminated upon a material breach by any party or by us if it is determined that it is not commercially or scientifically appropriate to further develop the license product rights. For the years ended December 31, 2012, 2011, and from inception (August 4, 1999) to December 31, 2012, no royalty expense has been recorded related to this agreement.

In December, 2011, we entered into an exclusive license agreement with Columbia University to license the patent rights to hairy cell leukemia biomarkers. In consideration of the license we paid $1,000 as an upfront license fee and agreed to make royalty payments in the single digits on net sales if sales are made by us or a single digit royalty on sublicense income received by us if sales are made by sublicensees. The license agreement shall continue until May 10, 2021 which is the date of the last to expire of the licensed patent rights covering the license product. The license agreement may also be terminated upon a material breach by any party or by us if we determine that it is not commercially or scientifically appropriate to further develop the license product rights. For the years ended December 31, 2012, 2011 and from inception (August 4, 1999) to December 31, 2012, no royalty expense has been recorded related to this agreement.

On September 12, 2012, we entered into a sublicense agreement with Quest Diagnostics for non-exclusive rights to develop and market laboratory testing services for NPM1 for the diagnosis and monitoring of patients with AML. Under this agreement, we have granted a license to certain NPM1 patents in exchange for a one time license fee of $20,000 due upon execution of the agreement and royalty payments on net sales of Quest Diagnostics and its affiliates.  As of December 31, 2012, no royalty payments have been received.

On September 13, 2012, we entered into a collaboration and license agreement with Strand Life Sciences related to the validation and commercial launch of a urine based DNA test for Human Papillomavirus (“HPV”).  Under this agreement, we have granted a license for use of its tests to Strand in exchange for royalty payments on net sales earned in the territory specified in the agreement.  As of December 31, 2012, no royalties have been received under this agreement.

On November 2, 2012, we entered into a sublicense agreement with Duke University and Duke University Health Systems for non-exclusive rights to develop and market laboratory testing services for NPM1 for diagnosis and monitoring of patients with AML.  Under this agreement, we have granted a license to certain NPM1 patents in exchange for a one time license fee of $5,000 due upon execution of the agreement and royalty payments on net revenues.  As of December 31, 2012, no royalty payments have been received.

On December 12, 2012, we entered into a sublicense agreement with Genoptix, Inc. for non-exclusive worldwide rights to develop and market laboratory testing services for NPM1 for diagnosis and monitoring of patients with AML.  Under this agreement, we have granted a license to certain NPM1 patents in exchange for a one time license fee of $100,000 due upon execution of the agreement and royalty payments on net revenues.  As of December 31, 2012, no royalty payments have been received.

In order to facilitate early availability and use of our products and technologies, on February 1, 2012, we acquired the CLIA laboratory assets of MultiGEN Diagnostics, Inc., or MultiGEN, which included CLIA approval and licensing documentation, laboratory procedures, customer lists and marketing materials. A CLIA lab is a clinical reference laboratory that can perform high complexity diagnostic assays (e.g. those requiring PCR amplification). Through this CLIA laboratory we are able to offer laboratory developed tests, or LDTs, in compliance with CLIA guidelines, and, depending on the diagnostic assay, without the need for FDA review.

History

On April 26, 2002, we were incorporated in the State of Florida as Used Kar Parts, Inc. On July 2, 2004, we acquired Xenomics, a California corporation, which was developing and commercializing TrDNA technology. As part of the acquisition, our corporate name was changed to Xenomics, Inc. (Xenomics). In 2007, we changed our fiscal year end from January 31 to December 31. In January 2010, we re-domesticated our state of incorporation from Florida to Delaware and our name was changed to Trovagene, Inc. In June 2012, Trovagene, Inc. was listed on the NASDAQ stock market under the ticker symbol (TROV).

Our Technologies

Cell-free nucleic acids have been found in a variety of human bodily fluids with the nucleic acids isolated from urine having been extensively characterized.  Transrenal nucleic acids (TrNAs) have been proven to contain mutated DNA and other markers of disease, including microRNA (miRNA). In contrast to other bodily fluids (e.g. plasma) urine allows for truly non-invasive collection of the sample, provides a larger sample size, and allows for frequent collection. These factors, combined with recently commercialized technologies to digitally count and track nucleic acids, make the development of these non-invasive diagnostics practical and scalable.

In the human body about 1011 - 1012 cells die each day primarily as a consequence of physiological programs for tissue and organ maintenance, but also as a result of disease processes. Together, these dead and dying cells contain more than 1 gram of DNA, which is mostly degraded into short fragments by specific enzymes. A small proportion of these cell-free nucleic acids escapes complete degradation and appears in the bloodstream. Our scientists were the first to discover that circulating cell-free nucleic acids cross the kidney barrier and can be found in the urine as TrNAs. This simple yet remarkable discovery that genetic information from various cells throughout the body is present in urine enabled the development of new, noninvasive techniques for molecular diagnostics and genetic testing.

To unlock the full potential of TrNA, we have developed a proprietary method for the isolation of the short, fragmented nucleic acids that pass through the kidneys; developed proprietary “ultra-short” amplicon assays necessary for the efficient detection of TrNA; and created genetic and mutation panels to be offered through our San Diego-based CLIA laboratory.

Because of the small size of TrNAs, having an isolation method that efficiently captures short nucleic acids is critical. We have established a novel method (patent pending) for the isolation of nucleic acids from bodily fluids, including urine. Most nucleic isolation methods are not suited for isolation of TrNA.  In fact, most DNA isolation kits are only suitable for capturing DNA greater than 200 base-pairs (bp) in length; a few claim 100 bp or greater; and no manufacturer states that their product is suitable for DNA shorter than 80 bp in length.

When compared to leading kits for the isolation of DNA from bodily fluids, the method developed by us has been shown internally to be three to twenty times more efficient in isolating a 50 bp target. Our method is also suitable for isolation of RNA, including miRNAs.

Paired with our TrNA isolation method is our technology for creating ultra-short amplicon assays (patent pending). The smaller the amplicon size (the “footprint”), the more molecules an assay can detect. Put simply, a small footprint assay can detect both short and long DNA targets; a large footprint assay can only detect the long DNA targets.  For example, if a mutation is randomly distributed across a target DNA of 146 bp (nucleosomal in size), a 110 bp assay would detect only 25% of the molecules, but a 55 bp assay would detect 62% of the molecules and a 42 bp assay, 71%. Our assays typically have 42 bp to 57 bp footprints.

By combining our proprietary nucleic acids isolation method with our ultra-short amplicon assays, we are able to detect at least six times more mutations in a TrDNA sample than any other PCR-based assay according to our in-house data. These methods should be applicable to other small or fragmented nucleic acids, including cell-free DNA from blood and FFPE samples.

Determining DNA and RNA signatures using urine as a “systemic biopsy” may provide a more powerful and effective tool for following and uncovering both pre-clinical and clinical changes, which may include monitoring cancer patients to determine therapeutic response or non-response and disease recurrence; following organ transplant status must to watch for rejection; non-invasively securing samples for the clinical diagnosis of infectious diseases; and screening and testing expectant mothers who are at risk for certain genetic abnormalities. Currently, these clinical needs are met by invasive blood and bone marrow tests, tissue biopsies, amniocentesis along with costly CT, MRI and PET scans.

Urine is a relatively simple aqueous solution and, unlike plasma, contains few components that can attack and break down TrNA fragments. Since urine does not contain many cells, proteins and other contaminants, isolation of TrNA is a procedure which can be easily automated for high throughput screening applications. These TrNA fragments can be accurately analyzed using conventional methods that are either in use or in development within many molecular genomics laboratories.

A particularly important feature of our TrNA diagnostic technology is that it can be used to detect nucleic acid biomarkers in a variety of clinical areas.  These include cancer, cell and organ transplantation, infectious disease and prenatal diagnostics.

TrNA tests are based upon a proprietary method of nucleic acid isolation, followed by detection of specific genetic markers.  These proven and well-established detection methods are used to detect nucleic acids in blood, stool, and other specimen types.  Using enhancements of these techniques, TrNA markers can be isolated from easily obtained urine specimens.

TrNA technology may be applied to detecting and monitoring an extremely broad spectrum of medical conditions.

Characteristics of TrNA Testing

• The kidney acts as a filter, passing TrNA from complex, multicellular, multicomponent blood into urine, a far simpler aqueous environment.

• The collection procedure is non-invasive and does not require the involvement of trained medical staff.

• Urine as a sample type supports repeated testing when required and poses no discomfort for the patient.

• TrNAs are stable at room temperature for extended periods with the addition of a simple preservative. Nucleic acids in blood and many other traditional samples are not.

• Sample processing and tests can often be easily automated.

• Isolation of TrNA markers from large sample volumes increases the sensitivity of the tests. This cannot be done as easily using blood or tissue specimens, which have inherent volume limitations.

• Blood or sputum samples for detection of infectious diseases cannot be easily obtained from many patients, including small children and the elderly. Urine specimens typically present minimal acquisition concerns.

• Blood and other bodily fluids are highly infectious by nature, urine is not.

• Blood and other bodily fluids are legally considered biohazardous, urine is not.

Clinical Applications

We believe transrenal molecular testing will make it easier to address important health problems worldwide and will lead to significant advances in personalized medicine for improved patient care.

Oncology

Urine may offer an alternative to blood-based tests such as CTCs (circulating tumor cells) and imaging. By tracking mutations we can inform medical practice. Our initial pilot study focuses on the KRAS mutation because of its broad applicability.  We believe the potential exists to expand this technique across all cancers.

With multiple targeted therapies for colorectal cancer on the market, detection of KRAS mutations in tissue has a directimpact on the initial treatment selection for these patients.  In the U.S. alone, there are more than 140,000 new cases of colorectal cancer and 52,000 deaths annually.  It is estimated that KRAS mutations occur in 35-50% of all colorectal cancers.  Pancreatic cancer represents an additional diagnostic and treatment challenge.  Each year, more than 43,000 new cases of pancreatic cancer are diagnosed, and 37,000 patients succumb to this disease. It is estimated that KRAS mutations occur in >90% of pancreatic cancers.

BRAF mutations are common in melanoma, thyroid and other cancers.  Within the U.S., it is estimated that nearly 730,000 patients have tumors with BRAF mutations.  Several targeted therapies are either on the market or in development for BRAF-mutation positive melanoma.  We intend to develop and launch a BRAF mutation detection assay in the third quarter of 2013.

PIK3CA mutations are common in breast, colon and endometrial cancers. Within the U.S., nearly one million cancer patients are positive for these mutations. A number of clinical trials are in progress targeting the pathway that contains the PIK3CA mutations.

Transplant

Patients who receive solid organ or bone marrow transplants are at risk of rejection, particularly during the first few months following surgery.  Non-invasive monitoring of transplant status could replace repeated biopsies and blood tests, while keeping both the patient and the physician informed about potential problems.

Infectious Disease

HPV Assay

We have completed a pilot clinical study with a urine-based DNA test for high-risk HPV. The initial data from this study showed that our assay provided superior performance to the current leading HPV assay.

Urine-based HPV testing offers a significant advantage over the traditional cervical swab sample, which can present a logistic, invasive or privacy concern. A urine-based assay also makes both female and male carrier screening feasible.

Commercialization in other geographies where compliance with cervical cell sampling is problematic will subsequently be pursued.

Our HPV assay showed a sensitivity of 93.0% and specificity of 96.0% for the detection of HPV virus in a comparative study of 320 high-risk individuals.

Prenatal Disorders

The combination of next generation sequencing, combined with digital PCR and our proprietary transrenal nucleic acid technology would allow for truly non-invasive prenatal screening of aneuploidies and monogenic disorders by either next generation, or NexGen, sequencing or digital PCR approaches.

Changing the Molecular Diagnostic Paradigm

The most certain outcome of the Human Genome Project (HGP) has always been diagnostics. There are four requirements to realize the full benefit of the HGP to cancer diagnostics: large catalogues of cancer mutations; affordable sequencing of patient samples; detection technologies capable of identifying and quantifying rare instances of mutations at affordable costs; and large, systemic samples that can be collected easily and frequently in order to monitor an individual’s cancer.

The first requirement has been met through the Sanger Centre’s Catalogue of Somatic Mutations in Cancer (COSMIC) database, which has catalogued more than 233,000 mutations in more than 20,948 genes; and by the National Institutes of Health’s The Cancer Genome Atlas, which has data on more than 20 cancer types and provides a host of tools for their analysis. The second requirement has been met through the dramatic and continuing decrease in the cost of both conventional sequencing and NexGen sequencing. Droplet digital PCR, capable of detecting rare mutations among thousands of wild type molecules at a reasonable cost fulfills the third requirement.

Our proprietary methods provide the fourth and final requirement, the provision of a large, systemic sample that allows the purification of transrenal nucleic acids in the amounts necessary to detect rare mutations. Furthermore, the “liquid biopsy” provided by urine can be collected frequently, is truly non-invasive, and requires no specialized personnel to collect it.

Taken together, these developments will greatly reduce costs, increase the effectiveness of cancer diagnostics, and enable better patient care. They have made the era of personalized precision medicine in cancer possible.

The Market

Estimates of the size of the global molecular diagnostics market vary, but are projected to approach $15.0 billion by 2014. The market is poised to deliver strong double-digit annual growth during the next 5 years, with one industry source quoting a compound annual growth rate (CAGR) of 19%. The molecular diagnostics market has emerged as the fastest growing segment of the in-vitro diagnostics, or IVD market. Geographically, the United States and Europe are the most advanced in terms of adoption of molecular diagnostics and make up the majority of the existing global market (greater than 75% share). Infectious disease is the largest and fastest growing segment with 21 percent market share, followed by oncology testing. Key drivers for this impressive growth include the exceptional ability to accurately and quickly detect the primary cause of disease and provide a strong tool for quick therapy decisions, need for automated and easier techniques, and the increased availability of tests for monitoring the efficacy of expensive drugs.

Transrenal molecular diagnostics provide relevant information that can lead to improvements in personalized patient management. Beyond cancer care and infectious diseases, new products that facilitate personalized care are also emerging in the areas of CNS, autism, diabetes, and depression.  Most major pharmaceutical companies have active pharmacogenomic programs included in their clinical studies, anticipating the need to utilize diagnostic testing to stratify patients for efficacy. We believe that our broad IP portfolio positions us to work within each of these markets, either alone or in partnership with other companies, to develop and market transrenal molecular diagnostic products, all of which we expect would address the huge unmet market needs of simplicity, patient convenience and privacy, accuracy, and cost effectiveness, and play key roles in their applications to improve testing compliance and as such reduce morbidity and mortality. The use of urine as a sample should provide a paradigm shift in screening and monitoring practices as it provides an easier sample to acquire in a truly non-invasive fashion, with more target present in the sample leading to greater sensitivity. These modified screening practices will most likely meet with wide physician and patient acceptance in oncology, infectious disease, transplantation and prenatal diagnostics.

Commercial Markets — Internal Focus

Oncology

Cancer mutation testing and monitoring is the priority area for us and our scientists. TrNA analysis may be useful for detecting and monitoring various primary and metastatic cancers. Such testing could serve to help the physician choose a treatment regimen offering the highest likelihood of a successful outcome, as well as monitor response to these treatments.  Once therapy is completed, a simple urine test could be used to check and monitor for early signs of disease recurrence. The market for these tests is already established — diagnosed cancer patients possessing mutations known to have clinical or therapeutic importance.  Use of urine-based testing could change the pattern of use of other monitoring tools, including expensive imaging technologies, such as PET-CT and MRI.

By testing TrNA for the appropriate genetic markers, pre-cancerous screening may also be possible. This was recently evaluated in a cancer clinical study at Thomas Jefferson University, funded jointly by the National Institute of Health (NIH) and the National Cancer Institute (NCI). The study demonstrated that DNA fragments carrying a specific mutation (KRAS) and released from pre-cancerous colon polyps can be detected in the urine of patients.

Studies have shown that cancer patients who have KRAS mutations do not respond successfully to treatment with anti-EGFR (epidermal growth factor receptor) drugs such as Erbitux, Iressa, Tarceva, Tykerb and Vectibix.

These anti-EGFR agents, particularly Erbitux and Vectibix, are a mainstay in treatment for colorectal cancer. It has been estimated that 17-25% of all human cancers have been found to harbor KRAS mutations, with mutation rates as high as 59-90% in pancreatic cancers and 35-40% in colorectal cancers . These tumors will most likely not respond to EGFR drugs. By first testing for these KRAS mutations, the physician will be able to better manage their patients and avoid costly treatments that are not likely to have a positive clinical response.

Screening and monitoring for KRAS and other key biomarker mutations (i.e. BRAF, PIK3CA, EGFR, etc.) using urine-based tests would provide a simple, non-invasive, cost effective and convenient testing alternative for physicians and patients. Specimens could even be collected in the patients’ home as required or as requested by the physician.

There are a large number of patients that could potentially benefit from such a simple urine-based testing approach for KRAS, as there are roughly 141,000 and 44,000 new cases of colorectal and pancreatic cancer in the United States per year, respectively, all of whom are at risk for KRAS mutations. TrNA testing could also be applicable in lung cancer (221,000 new cases per year) and breast cancer (230,000 new cases per year) where the screening and monitoring for mutations is also crucial. Simple urine-based assays would likely lead to much improved personalized medicine for patients, resulting in the right drug being prescribed for the right disease at the right time leading to an improved quality of life for the patients.

Drug Development and Monitoring of Therapeutic Outcomes - TrNA technology has significant potential as a very simple, quick, non-invasive way of monitoring clinical responses to new drugs in clinical development and evaluating patient-specific responses to already approved and marketed therapies. Specific target applications include, but are not limited to; the detection of metastasis following tumor surgery, monitoring of response and tumor progression during chemotherapy and/or radiation therapy, development of optimal hormonal and chemotherapeutic treatment protocols, and monitoring of transplantation patients on immunosuppressive drugs.

In cancer treatment today, it is often difficult to determine if a particular patient is responding to their current therapeutic regimen. Generally, patients are reexamined periodically to determine if the tumor has grown in size, reduced in size (i.e. partial response), disappeared (i.e. no sign of disease — complete response) or remained the same. If the tumor has grown in size, or remained the same, treatment may be adjusted. By measuring and monitoring tumor specific genetic markers in the patient’s urine pre-, peri- and post-chemotherapy, it may be possible to more quickly determine whether a patient is responding to therapy. Use of transrenal diagnostics may permit much quicker therapeutic decisions on a patient-specific basis. About 1.6 million new cancer cases are diagnosed annually and there are several hundred companies developing therapeutic agents in the United States alone. This indicates the tremendous potential for applications of TrNA technology in both drug development and in monitoring therapeutic outcomes.

One of the largest costs associated with development of a new therapy is the size of human clinical trials required to identify the cohort of responders, and the resulting statistical power required. By measuring specific genetic markers, it may be possible to pre-identify and subsequently screen for the most likely responders to the therapy, and restrict patient recruitment to this subset. This would significantly reduce the cost to develop the drug and improve timelines. There is significant commercial potential for our urine-based TrNA tests to be incorporated into these clinical trial protocols, and ultimately the post-approval patient identification protocols.

Infectious Disease Related Cancers - Human Papilloma Virus (HPV) — HPV screening and monitoring is one of our priority development areas. The rationale for screening HPV is that high-risk subtypes cause virtually all cases of cervical cancer. We have developed a urine-based HPV test capable of screening for known high-risk HPV types that are associated with the development of cervical cancer. Cervical cancer is the third most commonly diagnosed cancer, and the fourth leading cause of cancer deaths in females worldwide. Deaths due to cervical cancer are a significant global problem, especially in the developing world where screening practices are far from adequate.

India alone accounts for 27% (77,100) of the total worldwide cervical cancer deaths. A recent clinical trial conducted in rural India found that a single round of HPV DNA testing was associated with about a 50% reduction in the risk of developing advanced cervical cancer and associated deaths. This compares with the United States, where better patient compliance and screening guidelines have reduced cervical cancer death rates to only 4,290 cases in 2011. The major drivers for poor screening in these developing regions are cultural acceptance, limited screening resources and funding, and poor cytology proficiency. Further exacerbating the compliance hurdles is the fact that the primary screening mechanism involves an invasive cervical scraping (e.g. Pap smear). It is generally agreed that the early detection of cervical cancer leads to much higher cure rates and lower rates of invasive disease.

Beyond women’s’ health and cervical cancer, HPV infection impacts the men who carry and help spread the virus as well.  While not at risk for cervical cancer, men can experience clinical manifestations in the form of genital warts, as well as penile, anal, and oropharyngeal cancers.  Determining male carrier status is an unmet medical need within the sexually-transmitted disease (STD) community.  We intend to explore the viability of our urine-based assay to be a potential screening test for both low risk HPV types 6 and 11 (which cause up to 90% of all genital warts) as well as known high-risk HPV types that cause the development of cervical and other cancers.  We plan to begin a pilot study for HPV detection in men with all stages of HPV infection, especially prior to clinical manifestation or visible disease.  Knowing HPV carrier status may contribute to more stringent use of safe sex practices and prevent further spread of the disease during active infection periods.  In addition to carrier screening, our test may also prove useful in monitoring patients with active HPV infection until resolution of the disease.

There is a tremendous unmet need for a new non-invasive, simple, private and cost effective test to simplify the HPV screening process for patients, both male and female, and in turn improve compliance. We believe our urine-based test will address these market needs.

Commercial Markets — External Focus

We will seek to license and/or partner with other companies who have vested interest or commercial strength in these areas in order to develop applicable tests using our TrNA technology.

Infectious Diseases - Viruses, bacteria, fungi, and parasites cause most infectious diseases. TrNA assays that detect molecular targets in such organisms can provide a quick, accurate, simple and cost effective method for screening and monitoring. Specific areas of interest include testing for molecular targets from organisms that cause Lyme disease, JC Virus, valley fever, and various fungal infections. These organisms all tend to be difficult to identify with current technology, making differential diagnosis especially challenging, thus delaying the start of potentially curative anti-infective treatment.

Aspergillus is a genus of a few hundred mold species found worldwide throughout much of nature. Aspergillus infections can cause a considerable problem in immune compromised patients such as patients with HIV, patients who are undergoing cancer treatments, etc. A test for these fungal infections by targeting TrNA specific to Aspergillus species in a urine sample will provide a much easier and faster way to diagnose and treat these patients. With these patients, getting fast test results is paramount and can mean the difference between survival and death. Our urine-based test addresses this need for speed, as well as simplicity, patient convenience and accuracy.  We are actively pursuing partnerships with companies interested in developing this technology for infectious diseases, either in conjunction with our scientists, or licensing our technology for their own development and use.  These diseases include Borrelia, which causes Lyme disease, and JC virus, which is associated with progressive multifocal leukoencephalopathy (PML) in patients being treated with certain drugs for multiple sclerosis and rheumatoid arthritis.  JC Virus is also the primary cause of nephropathy (kidney disease) in people who have received a kidney transplant and are on immunosuppressive therapy.

Another area with a high unmet market need involves opportunistic infections in patients treated with immunosuppressive drugs such as tumor necrosis factor, or TNF, inhibitors. TNF inhibitors are used for the treatment of such conditions as rheumatoid arthritis, juvenile idiopathic arthritis, psoriatic arthritis, plaque psoriasis, ankylosing spondylitis, and Crohn’s disease. This class of drugs has a known risk of causing serious infections mediated by induced immunosuppression. Currently, there are hundreds of thousands of patients being treated with this drug class within the U.S., and the number is steadily growing, especially in patients with advanced arthritic symptoms. The ease of urine collection and urine-based testing and monitoring allows for very quick diagnosis, heightened turnaround time allowing for quick treatment decisions, and enhanced patient convenience (i.e. at-home collection). The goal of such a test will be to detect active infection prior to the onset of symptoms, and to allow for more proactive and informed intervention and treatment planning.

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

Ultra-sensitive Analytical and Detection System - As it relates to detection platforms which are required for the final assay analysis, we may be developing a new instrument that provides features that will be synergistic and complementary to our transrenal technology and Women’s Healthcare assays. In this regard, in August 2010 we acquired Etherogen, Inc. which owns the CMOS Sensor Detection Platform, and we may design a “next generation” version of this screening and detection device. The major differentiating features of this platform are simplicity, unsurpassed ultra-sensitive detection of nucleic acids and proteins without the need for target amplification or the resulting investments in amplification-related infrastructure or capital equipment, significantly heightened speed and the ability to perform multi-analyte assays. Such a platform would undoubtedly expand the user base for molecular diagnostics. Currently, the cost of adding these new testing modalities at hospitals can be daunting. These high costs include extensive capital equipment and infrastructure requirements (i.e. amplification technology, highly trained personnel, special facilities, etc.) that most hospitals cannot afford. Our platform may address cost efficiencies and potentially help overcome these adoption hurdles. Many of these facilities may adopt our simple, ultra-sensitive, cost effective platform. We are finalizing the system architecture, operating procedure and software specifications for this platform and will commence system development pending resource availability.

Technologies for the collection, shipment and storage of urine specimens, and transrenal nucleic acid extraction - Successful implementation of TrNA technology in molecular testing is tightly linked to the availability of techniques and procedures for TrNA preservation, purification and analysis. Our strategic plan includes the allocation of sufficient resources for the creation of robust, feasible and inexpensive approaches to improve the efficiency of working with urine samples.

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

Our Business Strategy

We plan to leverage our transrenal technology to develop and market, either independently or in conjunction with corporate partners, molecular diagnostic products in each of our four core markets — oncology, infectious disease, transplantation and prenatal diagnostics. Our marketing strategy includes approaches across multiple fronts. In the U.S. market, we have acquired a Clinical Laboratory Improvement Amendments of 1988, or CLIA laboratory. At the late stages of development of each product, while collecting clinical data for regulatory submissions, we intend to market the products as LDTs (laboratory developed tests) through our CLIA laboratory. CLIA laboratories can develop and offer their own in-house tests receive reimbursement under the provisions of laboratory developed test (LDT) rules.

Congress passed the Clinical Laboratory Improvement Amendments (CLIA) in 1988 to regulate development, evaluation, and use of LDTs. CLIA states that laboratories must demonstrate how well an LDT performs using certain performance standards. Laboratories that perform testing on human specimens for the diagnosis, prevention, or treatment of disease, or for the assessment of health must comply with all applicable CLIA ‘88 regulations. These regulations, which were finalized in 2003, establish standards to help ensure the quality and accuracy of laboratory testing. While most common laboratory tests are commercial tests, manufactured and marketed to multiple laboratories, some new tests are developed, evaluated, and validated within one particular laboratory. These LDTs are used solely within that laboratory and are not distributed or sold to any other labs or health care facilities.

Because LDTs are not marketed to other labs or facilities, they do not require approval for marketing from the U.S. Food and Drug Administration (FDA) as do commercially developed and marketed tests. However, these types of tests must go through rigorous validation procedures and must meet several criteria before results can be used for decisions regarding patient care. These include demonstration of test accuracy, precision, sensitivity, and specificity.

We intend to pursue FDA review on our products as trials are completed.  As we receive FDA clearance or approval for our products, we intend to market urine-based test kits through a U.S. commercial organization directly to national and regional CLIA medical testing laboratories. We also intend to complete business partnerships (out-license agreements) with diagnostic and pharmaceutical companies in the U.S., Europe, Asia Pacific and the rest of the world as appropriate given market conditions and opportunity. This would provide both short term (license fees) and long term (royalty) revenue streams. These licensees will license and use our platform in clinical development of their products, monitor patients taking their marketed products (i.e. TNF inhibitors) and in certain situations license the rights to develop, market and sell our transrenal products in predefined fields of use and geographic territories. We plan to become a fully vertically integrated business in which we develop, manufacture, register, market and sell our products.

In comparison with many other genetic tests, our TrNA tests should be cost effective. The process is relatively simple and suitable for automation. The major advantages of our TrNA tests, when commercially available, will be the ease of sample collection, anticipated higher levels of sensitivity and specificity, larger quantities of genetic material for analysis (allowing for the detection of more mutations), patient convenience, non-invasiveness and the ability to provide more efficient and effective monitoring protocols.

During the last decade, medical laboratory operating margins have declined in the face of Medicare fee schedule reductions, managed care contracts, competitive bidding and other cost containment measures. If our technology were commercially available today, reimbursement would be available under the current procedural terminology, or CPT codes, for molecular-based testing. We expect to initially market our tests through our CLIA based laboratory directly to physicians, working with public and private payers for appropriate reimbursement.  Once we have achieved key levels of commercialization, the opportunity to develop FDA-approved kit for sale to independent and hospital-based laboratories may be pursued.  We believe we will be able to offer these kits at price points that will translate into higher operating margins than has been traditional in the laboratory industry. We believe this, coupled with strong physician and patient demand, will create a strong incentive for laboratories to adopt our transrenal molecular diagnostic tests.

Research and Development

We have nine dedicated scientists who are located in our office in San Diego, CA. We plan to continue to grow this organization to 10 to 15 talented individuals that will represent a good mix of senior lead researchers and scientists (PhDs), laboratory associate scientists, and experts in clinical development and regulatory affairs of molecular diagnostics. It is our goal to have at least two self-funded development projects ongoing at all times. We plan to rapidly introduce new products to the market that could be used as laboratory developed tests (LDTs) within our CLIA lab, and simultaneously continue with the necessary clinical trials and regulatory submissions for marketing approval or clearance depending upon the nature of the product. We currently have sufficient resources to complete these projects extending into 2014. We plan to seek additional funding as required to supplement current commercial and licensing revenue. Information and documentation systems infrastructure (e.g. design history files, firewalls, etc.) must be in place to support the confidentiality of multiple partnering programs and the rigorous scientific and regulatory oversight needed for products in the in-vitro diagnostics markets.  Research and development expenses for the year ended December 31, 2012 were approximately $1.9 million, as compared to approximately $0.9 million for the year ended December 31, 2011.

Intellectual Property

We consider the protection of our proprietary technologies and products to be a critical element in the success of our business. As of March 22, 2013, our wholly owned and licensed intellectual property includes over 60 issued patents and over 47 pending patent applications in the U.S. and abroad. The pending applications include three international applications filed under the Patent Cooperation Treaty (“PCT applications”) that will be used as the basis of multiple additional patent applications.  We have also received intent to grant notices in two patent applications before the European Patent Office.

One group of patents and patent applications includes seven U.S. patents, with over 44 counterpart European patents that include a majority of European countries. These patents are directed to the detection of nucleic acid sequences in urine and nucleic acid modifications and alterations in urine. This patent family includes claims directed to prenatal analysis of fetal DNA and determining the sex of a fetus and detecting diseases such as Down Syndrome caused by genetic alterations. Other patented claims are directed to detecting and monitoring cancer through urine-based testing; nucleic acid screening and monitoring in cases of transplantation and infectious diseases, including infection by viruses and pathogens; and other potential diagnostic and genetic testing applications. Additional pending claims are directed to the preparation of transrenal (urine-based) nucleic acids as well as detection of transrenal microRNA and short transrenal nucleic acid molecules. Members of this patent group expire between 2018 and 2026.

A second group is directed to detection of specific gene mutations and indicators of disease.  These include nucleophosmin (“NPM1”) protein gene mutations, BRAF mutations, SF3B1 mutations, human papilloma virus (HPV), acute myeloid leukemia (AML), and hairy cell leukemia (HCL). The detection includes analysis of transrenal nucleic acid molecules.  The group includes recently issued US patent 8,222,370 B1 and five pending US patent applications.  There are also 14 pending non-US patent applications and three PCT applications. Members of this patent group expire between 2025 and 2032.

A third group is directed to our molecular detection platform utilizing proprietary probe chemistry on optical detectors such as CMOS (complementary metal-oxide semiconductor). This platform technology utilizes a conjugated probe and optical detection of analytes in medical diagnostics. The group includes one issued Japanese patent, with pending applications in the US, Canada, Europe and Hong Kong. Members of this patent group expire beginning in 2022.

Wherever possible, we seek to protect our inventions by filing U.S. patents as well as foreign counterpart applications in selected other countries. Because patent applications in the U.S. are maintained in secrecy for at least eighteen months after the applications are filed and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our issued or pending patent applications or that we were the first to file for protection of inventions set forth in such patent applications. Our planned or potential products may be covered by third-party patents or other intellectual property rights, in which case continued development and marketing of the products would require a license. Required licenses may not be available to us on commercially acceptable terms, if at all. If we do not obtain these licenses, we could encounter delays in product introductions while we attempt to design around the patents, or could find that the development, manufacture or sale of products requiring these licenses is foreclosed.

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

Manufacturing and Distribution

In 2013, we plan to introduce laboratory-developed tests (LDTs) assays into the marketplace through our CLIA licensed laboratory. We may also begin the process of filing a 510(k) statement of equivalency with the FDA, the filing of a pre-market approval (“PMA”) application with the FDA as appropriate, or the pursuit of a CE Mark in countries that recognize this as a means toward garnering marketing approval. The preferred option would be determined on a case-by-case basis and would be determined by such factors as cost, quantity requirements, etc. We have begun talks with potential partners to accomplish these goals but we have not developed specific manufacturing project plans at this time. Our first priority will be selling LDTs through our own CLIA laboratory. Assays may be introduced in partnership arrangements with labs or as test kits to be manufactured and sold to labs. In some cases, the test may be made available under ASR guidelines during the regulatory submission process. Because testing of some diseases under consideration are of great international interest, we may explore manufacturing and licensing partnerships overseas. We expect it will take approximately 2-3 years for our first kit to be broadly commercialized based on normal regulatory approval (i.e. not based on an LDT).We may rely on third party manufacturers, or set up internal manufacturing. For internal manufacturing we would also set up all required quality systems to assure regulatory compliance and the production of a quality product. At the present time our products are still in development and we have not yet entered into manufacturing or distribution agreements. We plan to establish international partnerships that could expand the global availability of our products, and these partners may have manufacturing and distribution networks that can be leveraged.

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

We believe that direct competition in the area of transrenal DNA or RNA detection and analysis is precluded by our growing patent estate.  However, there are other companies working in the area of cell-free nucleic acids and circulating tumor cell (CTC) collection and analysis that may compete in similar clinical areas - including disease detection, therapeutic response monitoring, and minimal disease detection.  These companies include Johnson & Johnson (Veridex), Qiagen, Quest, Labcorp, Biocept, Exact Sciences, and numerous other smaller companies both in the R&D and early commercial development phases.  However, we believe that the advantages of urine as a specimen (large amounts of DNA material, ease of collection, virtually no limit on sample size and frequency) position us favorably even among such competing companies.

Employees

As of March 22, 2013 we had 14 full-time employees.

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

We are a development stage company and have incurred losses since we were formed. As of December 31, 2012, we have an accumulated total deficit of approximately $55.2 million. For the fiscal year ended December 31, 2012, we had a net loss and comprehensive loss attributable to common stockholders of approximately $11.6 million. To date, we have experienced negative cash flow from development of our transrenal molecular technology. We currently have no products ready for commercialization, have not generated any revenue from operations except for licensing, milestone and royalty income and expect to incur substantial net losses for the foreseeable future to further develop and commercialize the transrenal molecular technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from the transrenal molecular technology or attain profitability, we will not be able to sustain operations.

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

In their report dated April 1, 2013 our independent registered public accountants stated that our financial statements for the year ended December 31, 2012 were prepared assuming that we would continue as a going concern. The doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing, is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We will need to raise substantial additional capital to commercialize our transrenal molecular technology, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.

As of December 31, 2012 our cash balance was approximately $10.8 million and our working capital was approximately $10.3 million.  Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. This amount will be sufficient to launch our products in the marketplace currently under development as LDTs. We have historically relied upon private sales of our equity and issuances of notes to fund our operations. We currently have no credit facility or committed sources of capital. During the next 12 months, we will have to raise additional funds to continue the development and commercialization of our transrenal molecular technology. When we seek additional capital, we may seek to sell additional equity and/or debt securities or to obtain a credit facility, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unattractive terms.

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

•                                          effective;

•                                          medically necessary;

•                                          appropriate for the specific patient;

•                                          cost-effective;

•                                          supported by peer-reviewed publications; and

•                                          included in clinical practice guidelines.

Market acceptance, sales of products based upon the TrDNA or TrRNA technology, and our profitability may depend on reimbursement policies and health care reform measures. Several entities conduct technology assessments of medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers as grounds to deny coverage for a test or procedure. The levels at which government authorities and third-party payors, such as private health insurers and health maintenance organizations, may reimburse the price patients pay for such products could affect whether we are able to commercialize our products. Our product candidates may receive negative assessments that may impact our ability to receive reimbursement of the test. Since each payor makes its own decision as to whether to establish a policy to reimburse our test, seeking these approvals may be a time-consuming and costly process. We cannot be sure that reimbursement in the U.S. or elsewhere will be available for any of our products in the future. If reimbursement is not available or is limited, we may not be able to commercialize our products.

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

The use of the transrenal molecular technology has never been commercialized for any indication. Even if approved for sale by the appropriate regulatory authorities, physicians may not order diagnostic tests based upon the TrDNA or TrRNA technology, in which event we may be unable to generate significant revenue or become profitable. Acceptance of the transrenal molecular technology will depend on a number of factors including:

•                                          acceptance of products based upon the TrDNA or TrRNA technology by physicians and patients;

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

We will need to make leading physicians aware of the benefits of tests using our technology through published papers, presentations at scientific conferences and favorable results from our clinical studies. In addition, we will need to gain support from thought leaders who believe that testing a urine specimen for these molecular markers will provide superior performance. Ideally, we will need these individuals to publish support papers and articles which will be necessary to gain acceptance of our products. There is no guarantee that we will be able to obtain this support. Our failure to be successful in these efforts would make it difficult for us to convince medical practitioners to order TrDNA tests for their patients and consequently our revenue and profitability will be limited.

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

Since the transrenal molecular diagnostic (TrDNA or TrRNA) technology is under development, we cannot predict the relative competitive position of any product based upon the transrenal molecular technology. However, we expect that the following factors will determine our ability to compete effectively: safety and efficacy; product price; turnaround time; ease of administration; performance; reimbursement; and marketing and sales capability.

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

Our inability to establish strong business relationships with leading clinical reference laboratories to perform TrDNA/TrRNA tests using our technologies will limit our revenue growth.

A key step in our strategy is to sell diagnostic products that use our proprietary technologies to leading clinical reference laboratories that will perform TrDNA or TrRNA tests. We currently have no business relationships with these laboratories and have limited experience in establishing these business relationships. If we are unable to establish these business relationships, we will have limited ability to obtain revenues beyond the revenue we can generate from our limited in-house capacity to process tests.

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

We are a small company with 14 full-time employees as of March 22, 2013. Future growth will impose significant added responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development of transrenal molecular technology. Our future financial performance and our ability to commercialize TrDNA and TrRNA assays and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

We may need FDA approval to market products based on the transrenal molecular technology for diagnostic uses in the United States and approvals from foreign regulatory authorities to market products based on the TrDNA or TrRNA technology outside the United States. We have not yet filed an application with the FDA to obtain approval to market any of our proposed products. If we fail to obtain regulatory approval for the marketing of products based on the TrDNA or TrRNA technology, we will be unable to sell such products and will not be able to sustain operations.

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

The regulatory review and approval process, which may include evaluation of preclinical studies and clinical trials of products based on the TrDNA or TrRNA technology, as well as the evaluation of manufacturing processes and contract manufacturers’ facilities, is lengthy, expensive and uncertain. Securing regulatory approval for products based upon the transrenal molecular technology may require the submission of extensive preclinical and clinical data and supporting information to regulatory authorities to establish such products’ safety and effectiveness for each indication. We have limited experience in filing and pursuing applications necessary to gain regulatory approvals.

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

In addition, if we do not comply with various state and federal licensing requirements and accreditation standards, our CLIA certification could be put at risk, which would have a detrimental impact on our operations.

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

If the FDA were to begin regulating LDTs, or if we decide to market our products as a medical device rather than a LDT, we could be forced to delay commercialization of our current product candidates, experience significant delays in commercializing any future tests, incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval and/or experience decreased demand for or reimbursement of our test.

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

We may be required to participate in MDR through two routes. As a manufacturer of products for sale within the United States, we would be required to report to the FDA any deaths, serious injuries and malfunctions, and events requiring remedial action to prevent an unreasonable risk of substantial harm to the public health. Our CLIA lab offering services for sale is already currently required to report suspected medical device related deaths to both the FDA and the relevant manufacturers of products we purchase and use.

Clinical laboratory tests like our current product offerings are regulated in the United States under CLIA as well as by applicable state laws. Diagnostic kits that are sold and distributed through interstate commerce are regulated as medical devices by the FDA. Clinical laboratory tests that are developed and validated by a laboratory for its own use are called LDTs. Most LDTs currently are not subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. We expect that, upon the commencement of commercialization, our product candidates will be an LDT and not a diagnostic kit. As a result, we believe that our product candidates should not be subject to regulation under current FDA policies, however there is no assurance that it will not be subject to such regulation in the future. Further, if we decide to market our products as a diagnostic kit rather than a LDT, our products would be subject to FDA regulation as a medical device. The container we expect to provide for collection and transport of tumor samples from a pathology laboratory to our clinical reference laboratory may be a medical device subject to FDA regulation and while we expect that it will be exempt from pre-market review by FDA, there is no certainty in that respect.

We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our LDT product candidates, either through new policies adopted by the FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law and may result in increased regulatory burdens for us to offer or continue to offer our product as a clinical laboratory service.

If pre-market review is required, our business could be negatively impacted until such review is completed and clearance to market or approval is obtained, and the FDA could require that we stop selling. If pre-market review of our LDTs is required by the FDA, there can be no assurance that our product offerings will be cleared or approved on a timely basis, if at all. Ongoing compliance with FDA regulations, such as the Quality System Regulation and Medical Device Reporting, would increase the cost of conducting our business, and subject us to inspection by the FDA and to the requirements of the FDA and penalties for failure to comply with these requirements. We may also decide voluntarily to pursue FDA pre-market review of our product offerings if we determine that doing so would be appropriate. Some competitors may develop competing tests cleared for marketing by the FDA. There may be a marketing differentiation or perception that an FDA-cleared test is more desirable than our product offerings, and that could discourage adoption and reimbursement of our test.

Should any of the reagents obtained by us from vendors and used in conducting our clinical laboratory service be affected by future regulatory actions, our business could be adversely affected by those actions, including increasing the cost of testing or delaying, limiting or prohibiting the purchase of reagents necessary to perform testing.

If the FDA decides to regulate our LDTs, it may require that we conduct extensive pre-market clinical studies prior to submitting a regulatory application for commercial sales. If we are required to conduct pre-market clinical studies, whether using retrospectively collected and banked samples or prospectively collected samples, delays in the commencement or completion of clinical studies could significantly increase our test development costs and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical studies may also ultimately lead to delay or denial of regulatory clearance or approval.

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

Risks Related to Ownership of our Common Stock

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2012 and if they continue to be ineffective could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of December 31, 2012, our management has determined that our disclosure controls and procedures and internal controls were ineffective due to weaknesses in our financial closing process.

We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures and internal controls. If these remedial measures are insufficient to address the ineffectiveness of our disclosure controls and procedures and internal controls, or if material weaknesses or significant deficiencies in our internal control are discovered or occur in the future and the ineffectiveness of our disclosure controls and procedures and internal controls continues, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and our common stock could be delisted from The NASDAQ Capital Market. Any failure to address the ineffectiveness of our disclosure controls and procedures could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting and our disclosure controls and procedures that are required to be included in our annual report on Form 10-K. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the ineffectiveness of our disclosure controls and procedures or that any material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

We recently filed past due Federal and state tax returns for fiscal year 2006 through 2011.  We do not know the amount of any interest and penalties we may owe.

In March 2013, we filed past due federal and state returns for fiscal year 2006 through 2011. The amount of any interest and penalties that could arise since fiscal year 2006 for these periods is de minimus as of December 31, 2012.

Our Series A Convertible Preferred Stock contains a covenant that limits our ability to pay dividends.

Our Series A Convertible Preferred Stock includes a covenant limiting our ability to pay dividends while the Series A Convertible Preferred Stock is outstanding. This covenant may limit us in raising additional capital, competing effectively, or taking advantage of new business opportunities.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock and the certificate of designation relating to the Series A Convertible Preferred Stock restricts our ability to issue additional series of preferred stock, we may issue such shares in the future. Without the consent of the holders of the outstanding shares of Series A Convertible Preferred Stock we may not alter or change adversely the rights of the holders of the Series A Convertible Preferred Stock or increase the number of authorized shares of Series A Convertible Preferred Stock, create a class of stock which is senior to or on a parity with the Series A Convertible Preferred Stock, amend our certificate of incorporation in breach of these provisions or agree to any of the foregoing.

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

•                                          commercial acceptance of our products, if approved or cleared;

•                                          coverage and reimbursement decisions by third party payors, such as Medicare and other managed care organizations;

•                                          FDA, CMS and comparable ex-U.S. agency regulation and oversight of our products and services;

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

As of March 22, 2013, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 24.3% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Our common stock is traded on The NASDAQ Capital Market and, despite certain increases of trading volume from time to time, there have been periods when it could be considered “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. Finance transactions resulting in a large amount of newly issued shares that become readily tradable, or other events that cause current stockholders to sell shares, could place downward pressure on the trading price of our stock. In addition, the lack of a robust resale market may require a stockholder who desires to sell a large number of shares of common stock to sell the shares in increments over time to mitigate any adverse impact of the sales on the market price of our stock.

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

Our common stock is subject to volatility.

There can be no assurance that the market price for our common stock will remain at its current level and a decrease in the market price could result in substantial losses for investors. The market price of our common stock may be significantly affected by one or more of the following factors:

•                                          announcements or press releases relating to the industry or to our own business or prospects;

•                                          regulatory, legislative, or other developments affecting us or the industry generally;

•                                          sales by holders of restricted securities pursuant to effective registration statements or exemptions from registration; and

•                                          market conditions specific to biopharmaceutical companies, the healthcare industry and the stock market generally.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

We lease approximately 8,000 square feet of laboratory and office space in our headquarters in San Diego, California under a lease that expires in December 2017. We believe that our current facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on The NASDAQ Capital Market (“NASDAQ”) under the symbol “TROV” since May 29, 2012

Our common stock was traded over the counter on the pink sheets under the symbol TROV.PK from June 15, 2007 until May 30, 2012.  From July 27, 2004 until June 14, 2007, our common stock was quoted on the OTC Bulletin Board under the symbol “XNOM.OB”. Prior to July 27, 2004, our common stock was quoted on the OTC Bulletin Board under the symbol “UKAR.OB” but never traded. The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by NASDAQ and the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and, particularly since our common stock is traded infrequently, may not necessarily represent actual transactions or a liquid trading market.

The closing price of our common stock on The NASDAQ Capital Market on March 22, 2013 was $5.90 per share.

Fiscal 2012	High	Low
Fourth Quarter	$7.75	$3.31
Third Quarter	$4.00	$2.09
Second Quarter	$6.66	$1.86
First Quarter	$5.58	$2.55

Fiscal 2011	High	Low
Fourth Quarter	$4.20	$2.10
Third Quarter	$5.70	$0.96
Second Quarter	$2.34	$0.78
First Quarter	$3.00	$1.62

Number of Stockholders

As of March 22, 2013, we had103 stockholders of record of our common stock.

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

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2012.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	3,582,117	$4.75	91,883
Equity Compensation Plans Not Approved by Stockholders	129,186	$3.15	—
Total	3,711,303

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

Overview

From August 4, 1999 (inception) through December 31, 2012, we have sustained cumulative total deficit of approximately $55.2 million.  From inception through December 31, 2012, we have generated minimal out-licensing, royalty and milestone revenues and expect to incur additional losses to perform further research and development activities and do not currently have any commercial biopharmaceutical products. We expect to commence commercialization of our first products in 2013.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Item 15. Financial Statements—Note 2 Basis of Presentation and Summary of Significant Accounting Policies. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We believe that the following discussion represents our critical accounting policies.

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

Allowance for Doubtful Accounts

We review the collectability of accounts receivable based on an assessment of historic experience, current economic conditions, and other collection indicators. At December 31, 2012 and 2011, we have not recorded an allowance for doubtful accounts. When accounts are determined to be uncollectible, they are written off against the reserve balance and the reserve is reassessed. When payments are received on reserved accounts, they are applied to the individual’s account and the reserve is reassessed. Accounts receivable of $168,381 at December 31, 2012 represents both minimum royalty payments and license fees due as of that date, while $99,140 at December 31, 2011, represents the minimum royalty payments due as of that date.

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

The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common share price, remaining life of the warrant, and risk-free interest rates at each period end. We thus use model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classify such warrants in Level 3 per ASC 820. At December 31, 2012 and 2011, the fair value of such warrants was $6,252,760 and $994,627, respectively, which are included in the derivative financial instruments’ liability on our balance sheet.

We issued units that were price protected during the years ended December 31, 2012 and 2011, respectively. Based upon our analysis of the criteria contained in ASC Topic 815-40, we have determined that these price protected units issued in connection with the private placements must be recorded as derivative liabilities with a charge to additional paid in capital. The fair value of these price protected units at issuance was estimated using the binomial option pricing model. The binomial model requires the input of variable inputs over time, including the expected stock price volatility, the expected price multiple at which unit holders are likely to exercise their warrants and the expected forfeiture rate. We use historical data to estimate forfeiture rate and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the warrant. At December 31, 2012 and 2011, the fair value of such price protected units was $2,512,868 and $2,846,017, respectively, which are included in the derivative financial instruments’ liability on our balance sheet.

At December 31, 2012 and 2011, the total fair value of all warrants and price protected units, valued using the Black-Scholes option-pricing model and the Binomial option pricing model was $8,765,628 and $3,840,644, respectively, which we classified as derivative financial instruments liability on our balance sheet.

Research and Development

Research and development costs, which include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, clinical samples as well as clinical collaborators and insurance, are accounted for in accordance with ASC Topic 730-10-55-2, Research and Development. Also, as prescribed by this guidance, patent filing and maintenance expenses are considered legal in nature and therefore classified as general and administrative expense.  We are providing the following summary of our research and development expenses to supplement the more detailed discussions under results of operations. Costs are not allocated to projects as the majority of the costs relate to employees and facilities costs and we do not track employees’ hours by project or allocate facilities costs on a project basis.

			August 4, 1999
	For the years ended December 31,		(Inception) to
	2012	2011	December 31, 2012
Salaries and staff costs	$950,861	$468,893	$10,727,434
Outside services, consultants and lab supplies	594,342	283,350	3,242,502
Facilities	352,920	137,793	2,951,613
Other	22,175	20,649	527,902
Total Research and Development	$1,920,298	$910,685	$17,449,451

We do not currently have any commercial molecular diagnostic products. Accordingly our research and development costs are expensed as incurred. While certain of our research and development costs may have future benefits, our policy of expensing all research and development expenditures is predicated on the fact that we have no history of successful commercialization of molecular diagnostic products to base any estimate of the number of future periods that would be benefited.

ASC Topic 730, Research and Development requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. There are no non-refundable advance payments that are deferred and capitalized as of December 31, 2012 and 2011.

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

Convertible Debentures

We initially had $2,225,500 of 6% convertible debentures initially due November 14, 2008 (the “Debenture” or “Debentures”). The Debentures accrued interest at the rate of 6% per annum, payable semi-annually on April 1 and November 1 of each year beginning November 1, 2007. We could, in our discretion, elect to pay interest on the Debentures in cash or in shares of our common stock, subject to certain conditions related to the market for shares of our common stock and the registration of the shares issuable upon conversion of the Debentures under the Securities Act. The Debentures were convertible at any time at the option of the holder into shares of our common stock at an initial price of $0.55 per share, subject to adjustment for certain dilutive issuances. During the year ended December 31, 2009, we entered into a Forbearance Agreement that resulted in the issuance of 906,245 shares of common stock in full settlement of amounts claimed for interest, penalties, late fees and liquidated damages related to the Debentures totaling $2,042,205. Under the terms of the Forbearance Agreement the maturity date was extended to December 31, 2010 and the interest rate increased to 11%. A total of 1,013,961 shares of common stock purchase warrants, expiring November 14, 2012, continued to be outstanding. We accounted for the forbearance agreement and subsequent modifications and eventual extinguishment of these convertible debentures in accordance with ASC 470 -50 “Debt Modifications and Extinguishments”.

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

During the year ended December 31, 2012 no interest expense was incurred, while in the year ended December 31, 2011, we incurred interest expense of $128,421 that was paid in 42,809 shares based on the stock price allocation in the fair value of the price protected units issued. The difference in the fair value of the consideration given and the amounts due to the debt holder was $71,791 for the year ended December 31, 2011, and was recorded as a reduction of the interest expense in our Consolidated Statements of Operations. The Debenture Holders were entitled to interest expense at 11%.

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

The 6,083,763 warrants had registration rights and in accordance with ASC 815 “Derivatives and Hedging “, (“ASC 815”) , we determined that these warrants were derivative liabilities. The fair value of these warrants on January 1, 2009, the date of adoption of ASC 815, was $884,277. This derivative liability has been marked to market at the end of each reporting period since January 1, 2009. The change in fair value for the years ended December 31, 2012, 2011 and inception (August 4, 1999) to December 31, 2012 was a loss of $5,258,133, a gain of $35,127, and a loss of $4,763,420, respectively. The gain for the year ended December 31, 2011 and the loss from inception (August 4, 1999) to December 31, 2012 exclude the $581,503 charge for the modification in the change in fair value of the derivative liability on the Consolidated Statements of Operations.

Off-Balance Sheet Arrangements

We do not believe that we have any off-balance sheet arrangements.

Inflation

It is our opinion that inflation has not had a material effect on our operations.

Recent Accounting Pronouncements

See Note 2 to the Notes to Financial Statements in Item 8 below for further discussion of recent accounting pronouncements.

Results of Operations

YEARS ENDED DECEMBER 31, 2012 AND 2011

Revenues

Our total revenues were $450,404 and $257,696 for the years ended December 31, 2012 and 2011, respectively.  Total revenues consisted of the following:

	Years ended December 31,
	2012	2011	(Decrease)/Increase

Royalty income	$175,404	$227,696	$(52,292)
Milestone	150,000	—	150,000
License fees	125,000	30,000	95,000
Total revenues	$450,404	$257,696	$192,708

Royalty income decreased by $52,292 in the year ended December 31, 2012, primarily due to the termination of the license agreement with Sequenom, Inc. in late 2011.  A milestone payment of $150,000 in 2012 was received upon achievement of a milestone with Ipsogen SAS during 2012.  License fees increased by $95,000 in the year ended December 31, 2012 as there were more license agreements entered into during the year ended December 31, 2012 as compared to the same period in 2011.

Research and Development Expenses

Research and development expenses consisted of the following:

	For the years ended December 31,
	2012	2011	Increase
Salaries and staff costs	$950,861	468,893	$481,968
Outside services, consultants and lab supplies	594,342	283,350	310,992
Facilities	352,920	137,793	215,127
Other	22,175	20,649	1,526
Total research and development	$1,920,298	$910,685	$1,009,613

Research and development expenses increased by $1,009,613 to $1,920,298 for the year ended December 31, 2012 from $910,685 for the same period in 2011.  The $481,968 increase in salaries and staff costs was comprised primarily of an increase of approximately $160,000 related to the addition of personnel for our CLIA lab operations, $170,000 increase from two new personnel added in 2012 as well as bonuses paid to existing personnel and accrued for a new bonus plan in 2012, and an increase of approximately $126,000 in stock based compensation related to options granted to research and development personnel.  Of the $310,992 increase in outside services, consultants and lab supplies, approximately $124,000 resulted from the start-up of our CLIA lab in February 2012, an increase of $32,000 related to consultants primarily working on cancer projects, an $111,000 increase in lab supplies purchased to support new projects, and $32,000 related to an increase in research collaborations.  The increase in facilities expense is comprised of approximately $159,000 additional rent, maintenance, utilities, insurance and depreciation expenses related primarily to the addition and upgrade of the CLIA lab, and the remainder of the increase related to the expansion of our laboratory space at the end of 2011.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	For the years ended December 31,
	2012	2011	Increase/(Decrease)
Salaries and staff costs	$925,166	524,514	400,652
Outside services and Board of Director fees	1,334,216	553,572	780,644
Legal and accounting fees	663,281	949,741	(286,460)
Facilities	155,069	115,321	39,748
Insurance	83,729	85,822	(2,093)
Other	217,801	94,844	122,957
	$3,379,262	$2,323,814	$1,055,448

General and administrative expenses increased by $1,055,448 to $3,379,262 for the year ended December 31, 2012 from $2,323,814 for the same period in 2011. The increase in salaries and staff costs consisted of an increase in salaries of approximately $129,000 related to the addition of four personnel in 2012, an increase in accrued bonuses of approximately $282,000 based on the 2012 bonus plan and an increase of approximately $154,000 in stock based compensation, partially offset by a decrease of approximately $157,000 in employment severance agreements.  The increase in outside services resulted primarily from approximately $165,000 of stock based compensation related to warrant and stock issuances for advisory and public relations services, approximately $427,000 from the addition of our Chief Executive Officer and Chief Financial Officer in late 2011, as well as services provided by outside business development , investor relations, and finance individuals, an increase of $104,000 related to public relations and an increase of $62,000 in EDGAR and XBRL expenses associated with SEC filings.  Legal and accounting fees decreased in the year ended December 31, 2012 compared to the prior year, as services related to assisting us with SEC compliance decreased as a result of completing our Form 10 early in 2012.  Facilities expenses increased as a result of $19,000 increase in rent and maintenance due to additional space, $13,000 increase in office supplies related to new employees, and an $8,000 increase in depreciation expense.  The increase in other expenses resulted primarily from additional travel costs of approximately

$64,000, an increase in marketing expenses of approximately $56,000 due to preparation for commercialization, approximately $32,000 related to Delaware franchise taxes, slightly offset by a decrease in miscellaneous items.

Interest Expense

There was no interest expense in the year ended December 31, 2012 compared to $56,636 in the same period of 2011.  The interest expense in the year ended December 31, 2011 related to convertible debentures that were extinguished in July 2011.

Change in Fair Value of Derivative Instruments - Warrants

The change in fair value of derivative instruments resulted in a $6,720,805 loss in the year ended December 31, 2012 compared to a gain of $170,673 in the same period of the prior year.  We issued securities that were accounted for as derivative liabilities at issuance during the years ended December 31, 2012 and 2011.  On May 30, 2012 we closed an underwritten public offering that removed the condition that required the securities issued during the nine months ended September 30, 2012, as well as certain securities issued in prior periods, to be treated as derivative liabilities.  Accordingly, the fair value of these securities of $3,317,463 was reclassified from a liability to additional paid in capital.  During the quarter ended December 31, 2012, we issued additional securities that were accounted for as derivative liabilities at issuance.  As of December 31, 2012, the remaining derivative liabilities were revalued to $8,765,628, resulting in a net increase in value of $6,720,805 from December 31, 2011, based primarily upon changes in the fair value as a result of the underwritten public offering and the increase in the fair value of our common stock at December 31, 2012.

Gain on Extinguishment of Debt

There was no gain on extinguishment of debt in year ended December 31, 2012, compared to $623,383 in the same period of 2011. The amount in 2011 resulted from the settlement with the holders of convertible debentures as a result of conversion of the amount owed into shares of Common Stock as consideration for their agreement to extinguish the debt.

Net Loss

Net loss and per share amounts were as follows:

	For the years ended December 31,
	2012	2011
Net loss and comprehensive loss attributable to common shareholders	$11,604,201	$2,277,452

Net loss per common share: basic and diluted	$(0.89)	$(0.23)
Weighted average shares: basic and diluted	13,066,600	9,711,519

The $9,326,749 increase in net loss and $0.66 increase in net loss per share in 2012 compared to 2011 reflected a slight increase in revenues, more than offset by an increase in operating expenses and a loss from the change in fair value in derivative liabilities.  Net loss per share in 2012 was also favorably impacted by the sale and issuance of 4.4 million shares of common stock and approximately 349,000 common shares issued for services and acquisition of assets.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had $10,819,781 in cash and cash equivalents.  Net cash used in operating activities for the year ended December 31, 2012 was $4,934,661, compared to $1,930,301 for the year ended December 31, 2011. Our use of cash was primarily a result of the net loss of $11,565,961 for the year ended December 31, 2012, adjusted for non-cash items related to stock-based compensation of $532,140, stock and warrants issued in connection with consulting service of $164,889, the loss on the change in fair value of financial instruments of $6,720,805, which were offset by other non-cash items totaling $37,842.  The changes in our operating assets and liabilities consisted of lower accounts payable and accrued expenses, an increase in accounts receivable and an increase in prepaid expenses and other assets that resulted in a cash use of $824,376.  At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Investing activities consisted of purchases for capital equipment that used $270,080 in cash during the year ended December 31, 2012, compared to $1,528 for the same period in 2011.

Net cash provided by financing activities was $15,324,148 during the year ended December 31, 2012, compared to $2,573,500 in 2011.  Financing activities during the year ended December 31, 2012 and 2011 were from proceeds received related to the sale of common stock.

As of December 31, 2012 we had positive working capital of $10,317,833, compared to a working capital deficit of $587,709 at December 31, 2011.  The increase in working capital resulted from the proceeds received in 2012 related to the sale of common stock.  As of March 22, 2013, we had working capital of $8,797,560.

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

Our consolidated financial statements as of December 31, 2012 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our December 31, 2012 consolidated financial statements that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Public Offering and Controlled Equity Offering

On January 25, 2013 Trovagene filed a Form S-3 Registration Statement to offer and sell in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not exceeding $150,000,000. The preferred stock, warrants, and units may be convertible or exercisable or exchangeable for common stock or preferred stock or other Trovagene securities.  This form was declared effective on February 4, 2013.  In addition, in connection with the Form S-3, Trovagene entered into an agreement with Cantor Fitzgerald & Co. (“ Agent”) on January 25, 2013 to issue and sell up to $30,000,000 of shares of common stock through them.  As payment for their services, the Agent is entitled to a 3% commission on gross proceeds.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of December 31, 2012, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, due to material weaknesses in our internal control over financial reporting described in our accompanying Management’s Report on Internal Control over Financial Reporting.

(b) Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of December 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weaknesses described below, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective.

(1) Control environment

During 2012, we did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Our control environment was ineffective because:

(a) we did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle- blower program or other comparable mechanism and (ii) an ongoing program to manage identified fraud risks.

(b) We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of Generally Accepted Accounting Principles (GAAP) commensurate with our financial reporting requirements and business environment.

(2) Monitoring of internal control over financial reporting —We did not maintain effective monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures because of the following material weaknesses:

(a) Our policies and procedures with respect to the review, supervision and monitoring of our accounting operations throughout the organization were either not designed and in place or not operating effectively.

(b) We did not maintain an effective internal control monitoring function. Specifically, there were insufficient policies and procedures to effectively determine the adequacy of our internal control over financial reporting and to monitoring the ongoing effectiveness through the entire year.

Management, in coordination with the input, oversight and support of our Audit Committee, has identified the following measures to strengthen our control environment and internal control over financial reporting:

a) We hired a Controller in  August 2012, who performs the following:

• assists with documentation and implementation of policies and procedures and monitoring of controls,

• prepares budgets

• prepares financial statements, account reconciliations,  and journal entries

b) We retained an independent outside consulting firm in October 2012 to assist with the documentation of policies and procedures and monitoring of controls.

c) With the input of our external legal counsel, we will implement an anti-fraud program designed to detect and prevent fraud including (i) an effective whistle- blower program or other comparable mechanism and (ii) an ongoing program to manage identified fraud risks.

While we expect these remedial actions to be essentially implemented in calendar year 2013, some may not be in place for a sufficient period of time to help us certify that material weaknesses have been fully remediated as of the end of calendar year 2013.  If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. Any unremediated material weaknesses could have the effects described in “Item 1A. Risk Factors—In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to effectively remedy the material weaknesses identified as of December 31, 2012 could result in material misstatements in our financial statements” in Part I of this Form 10-K.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no such changes during the quarter ended December 31, 2012.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of March 22, 2013.

Name	Age	Position
Thomas H. Adams, PhD.	70	Chairman of the Board
Antonius Schuh, Ph.D.	49	Chief Executive Officer and Director
Steve Zaniboni	55	Chief Financial Officer
John Brancaccio	65	Director
Gary S. Jacob	66	Director
Gabriele M. Cerrone	41	Director
Dr. Stanley Tennant	61	Director
Christopher McGuigan, Ph.D.	54	Director

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

Executive Biographies

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Thomas H. Adams. Thomas H. Adams has been our Chairman of the Board since April 2009. Since June 2005 through 2011, Dr. Adams has served as a director of IRIS International, Inc., a diagnostics company, and as Chief Technology Officer of IRIS from April 2006. Dr. Adams has been the Head of Iris Molecular Diagnostics since 2006 and the President of Iris Personalized Medicine since 2011. In November 2012, IRIS was acquired by Danaher Corporation. Dr. Adams served as Chairman and Chief Executive Officer of Leucadia Technologies, a privately held medical-device company, from 1998 to April 2006, when Leucadia was acquired by IRIS. In 1989, Dr. Adams founded Genta, Inc., a publicly held biotechnology company in the field of antisense technology, and served as its Chief Executive Officer until 1997. Dr. Adams founded Gen-Probe, Inc. in 1984 and served as its Chief Executive Officer and Chairman until its acquisition by Chugai Biopharmaceuticals, Inc. in 1989. Before founding Gen-Probe, Dr. Adams held management positions at Technicon Instruments and the Hyland Division of Baxter Travenol. He has significant public-company experience serving as a director of Biosite Diagnostics, Inc., a publicly held medical research firm, from 1989 to 1998 and as a director of Invitrogen, a publicly held company that develops, manufactures and markets research tools and products, from 2000 to 2002. Dr. Adams is currently a director of Synergy Pharmaceuticals Inc., a biotechnology company. Dr. Adams holds a Ph.D. in Biochemistry from the University of California, at Riverside. Dr. Adam’s executive leadership, particularly in the diagnostic field, and the extensive healthcare expertise he has developed qualifies Dr. Adams to serve as a director of our company.

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

Stephen Zaniboni.  Stephen Zaniboni joined us as Chief Financial Officer in January 2012.  Prior to joining us, since June 2010, Mr. Zaniboni has served as Chief Financial Officer of Awarepoint Corporation, a leading provider of healthcare software. Prior to joining Awarepoint Corporation, Mr. Zaniboni served as Chief Financial Officer of XIFIN Inc., the leading provider of revenue cycle management for diagnostic service providers, from January 2009 through June 2010. Prior to joining XIFIN Inc. Mr. Zaniboni served as the Chief Financial Officer of Sorrento Therapeutics, Inc. from January 2006, and as a member of its board of directors from November 2008, through  September 2009. From May 2006 to September 2008, Mr. Zaniboni served as Chief Financial Officer of AviaraDx (now bioTheranostics, a bioMerieux company), a molecular diagnostic testing cancer profiling company that is focused on developing and commercializing molecular diagnostic technologies with proven clinical utility. From October 2005 to April 2006, Mr. Zaniboni was Chief Financial Officer of Arcturus Bioscience (acquired by Molecular Devices Corp., now MDS). He joined Arcturus from Sequenom, Inc., a publicly traded diagnostic testing and genetics analysis company, where he served as Chief Financial Officer from May 1997 to September 2005. Mr. Zaniboni has also held various financial management positions at Aspect Medical Systems, Behring Diagnostics, and Boston Scientific. He was a practicing CPA with Arthur Andersen and holds a B.S. in accounting from Boston University and an M.B.A. from Boston College.

John Brancaccio. John Brancaccio, a retired CPA, has served as a director of our company since December 2005. Since April 2004, Mr. Brancaccio has been the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. From May 2002 until March 2004, Mr. Brancaccio was the Chief Financial Officer of Memory Pharmaceuticals Corp., a biotechnology company. From 2000 to 2002, Mr. Brancaccio was the Chief Financial Officer/Chief Operating Officer of Eline Group, an entertainment and media company. Mr. Brancaccio is currently a director of Tamir Biotechnology, Inc. (formerly Alfacell Corporation) as well as a director of Synergy

Pharmaceuticals Inc. Mr. Brancaccio’s chief financial officer experience provides him with valuable financial and accounting expertise which the Board believes qualifies him to serve as a director of our company.

Gary S. Jacob. Gary S. Jacob has served as a director of our company since February 2009. Since July 2008, Dr. Jacob has been President, Chief Executive Officer and a Director of Synergy Pharmaceuticals Inc. and as Chairman of a subsidiary of Synergy from October 2003 until July 2008.  Dr. Jacob has over twenty-five years of experience in the pharmaceutical and biotechnology industries across multiple disciplines including research & development, operations and business development. Prior to 1999, Dr. Jacob served as a Monsanto Science Fellow, specializing in the field of glycobiology, and from 1997 to 1998 was Director of Functional Genomics, Corporate Science & Technology, at Monsanto Company. Dr. Jacob also served from 1990 to 1997 as Director of Glycobiology at G.D. Searle Pharmaceuticals Inc. During the period of 1986 to 1990, he was Manager of the G.D. Searle Glycobiology Group at Oxford University, England. Dr. Jacob’s broad management expertise in the pharmaceutical and biotechnology industries provides relevant experience in a number of strategic and operational areas and led to the Board’s conclusion that he should serve as a director of our company.

Gabriele M. Cerrone. Gabriele M. Cerrone has served as a director of our company since February 2010. Since July 2008, Mr. Cerrone has served as Chairman of the Board of Directors and a consultant with Synergy Pharmaceuticals, Inc., a biotechnology company.  From March 1999 to January 2005 Mr. Cerrone served as a Senior Vice President of Investments of Oppenheimer & Co. Inc., a financial services firm. In May 2001, Mr. Cerrone led the restructuring of SIGA Technologies, Inc., a biotechnology company, and served on its board of directors from May 2001 to May 2003. Mr. Cerrone also co-founded FermaVir Pharmaceuticals, Inc., a biotechnology company, and served as Chairman from August 2005 to September 2007, when the company was acquired by Inhibitex, Inc., a biotechnology company. Mr. Cerrone served as a director of Inhibitex, Inc. from September 2007 until February 2012 when it was acquired by Bristol-Myers Squibb Company.  From 2003 until 2013, Mr. Cerrone was Chairman of Callisto Pharmaceuticals, Inc., a biotechnology company, and a consultant to Callisto from 2005 until 2013. Mr. Cerrone is managing director of Panetta Partners Ltd., a limited partnership that is a private investor in both public and private venture capital in the life sciences and technology arena as well as real estate. Mr. Cerrone’s experience in finance and investment banking allows him to contribute broad financial and strategic planning expertise and led to the Board’s conclusion that he should serve as a director of the company.

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

Christopher McGuigan, M.Sc., Ph.D. Christopher McGuigan has served as a director of our company since January 2013. Since 1995, Dr. McGuigan has been Professor of Medicinal Chemistry, Welsh School of Pharmacy, Cardiff University, UK. He is also Deputy Pro Vice-Chancellor Cardiff University, with responsibility for research. Dr. McGuigan is a director of Synergy Pharmaceuticals Inc., a biotechnology company.  Dr. McGuigan is immediate past president of the International Society for Antiviral Research. Dr. McGuigan has over 200 publications and 20 patents. Dr. McGuigan has Chairman of Departmental Research Committee and Director of Research, Head of Medicinal Chemistry. Dr. McGuigan is a director of Synergy Pharmaceuticals Inc.  Dr. McGuigan experience in new product development from discovery to human clinical trials qualifies him to serve as a director of our company.

Family Relationships

None.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors, executive officers (including those of our subsidiaries), promoters or control persons have:

•                                     had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•                                     been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

•                                     been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•                                     been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, or SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; and

•                                     been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

The board of directors has three standing committees—Audit, Compensation and Corporate Governance/Nominating. The membership of each of the board committees is comprised of independent directors, with each of the committees having a separate chairman, each of whom is an independent director. Our non-management members of the board of directors meet in executive session at each board meeting.

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

Director Independence

Our board of directors has determined that a majority of the board consists of members who are currently “independent” as that term is defined under current listing standards of NASDAQ. The board of directors considers Messrs. Adams, Jacob, Tennant, McGuigan and Brancaccio to be “independent.”

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

The Audit Committee currently consists of John P. Brancaccio, chairman of the Audit Committee, Dr. Gary S. Jacob, and Thomas Adams. Our board of directors has determined that each of Mr. Brancaccio, Dr. Jacob and Dr. Adams is “independent” as that term is defined under applicable SEC and NASDAQ rules. Mr. Brancaccio is our audit committee financial expert. The board of directors has adopted a written charter setting forth the authority and responsibilities of the Audit Committee.

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

Based on a review of the copies of such forms received, we believe that during 2012, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that Stanley Tennant . Gary Jacob, Thomas Adams and Antonius Schuh each filed one Form 4 late and Gabriele Cerrone and John Brancaccio each filed two Form 4’s late.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Principal Executive Officer and the two other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal year 2012.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Total ($)
Dr. Antonius Schuh, CEO (2)	2012	275,000	137,500	468,916	881,416
	2011	57,291	—	372,065	429,356
Stephen Zaniboni, CFO (3)	2012	199,333	80,000	107,331	386,664

(1) Amount represents aggregate grant date fair value in accordance with FASB ASC Topic 718. See Note 6 to the Consolidated Financial Statements in Item 8.

(2) Dr. Schuh was issued 200,000 non-qualified stock options in October 2012 and 633,333 non-qualified stock options upon his appointment as CEO in October 2011.

(3) Mr. Zaniboni was issued 166,667 non-qualified stock options in February 2012 in connection with his appointment to CFO on February 1, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2012.

Name	Number of Securities Underlying Unexercised Options (#) exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Weighted Average Option Exercise Price	Option Expiration Date
Dr. Antonius Schuh	158,333	675,000	(1)	$3.25	October 4, 2021-October 15, 2022
Stephen Zaniboni	—	166,667	(2)	$3.60	February 1, 2022

(1) The unexercisable options of 675,000 vest as follows: 158,333 each on October 4, 2013 and 2014, 158,334 on October 4, 2015 and 200,000 upon launch of KRAS CLIA test in Q1 2013 and generate a minimum of $500,000 sales by August 1, 2013.

(2) The unexercisable options of 166,667 vest as follows: 41,666 on each February 1, 2013 and 2014, and 41,667 on February 1, 2015 and 2016.

DIRECTOR COMPENSATION

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2012 for services to our company.

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Thomas H. Adams(2)	$26,916	$4,717	$31,633
John P. Brancaccio(3)	$42,500	$12,872	$55,372
Gary S. Jacob(4)	$35,500	$4,043	$39,543
Gabriel M. Cerrone(5)	$23,833	$3,369	$27,202
Stanley Tennant (6)	$32,750	$4,492	$37,242

(1) Amounts represent the aggregate grant date fair value of stock options granted in 2012 under ASC Topic 718 as discussed in Item 8. Financial Statements—Note 6 Stock Option Plan .

(2) As of December 31, 2012, 310,750 stock options were outstanding, of which 192,971 were exercisable.

(3) As of December 31, 2012, 56,290 stock options were outstanding, of which 49,346 were exercisable.

(4) As of December 31, 2012, 73,499 stock options were outstanding, of which 66,555 were exercisable.

(5) As of December 31, 2012, 437,261 stock options were outstanding, of which 430,317 were exercisable.

(6) As of December 31, 2012, 15,000 stock options were outstanding, of which 5,278 were exercisable.

Employment Agreements

On October 4, 2011, we entered into an executive agreement with Antonius Schuh, Ph.D. in which he agreed to serve as our Chief Executive Officer. The term of the agreement is effective as of October 4, 2011 and continues until October 4, 2015 and is automatically renewed for successive one year periods at the end of each term. Dr. Schuh’s compensation is $275,000 per year. Dr. Schuh is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Upon entering the agreement, Dr. Schuh was granted 633,333 non-qualified stock options which have an exercise price of $3.00 per share and vest annually in equal amounts over a period of four years. Dr. Schuh is also eligible to receive a realization bonus upon the occurrence of either of the following events, whichever occurs earlier;

(i) In the event that during the term of the agreement, for a period of 90 consecutive trading days, the market price of the common stock is $7.50 or more and the value of the common stock daily trading volume is $125,000 or more, we shall pay or issue Dr. Schuh a bonus in an amount of $3,466,466 in either cash or registered common stock or a combination thereof as mutually agreed by Dr. Schuh and us; or

(ii) In the event that during the term of the agreement, a change of control occurs where the per share enterprise value of our company equals or exceeds $7.50 per share, we shall pay Dr. Schuh a bonus in an amount determined by multiplying the enterprise value by 4.0%. In the event in a change of control the per share enterprise value exceeds a minimum of $14.40 per share, $22.80 per share or $60.00 per share, Dr.Schuh shall receive a bonus in an amount determined by multiplying the incremental enterprise value by 2.5%, 2.0% or 1.5%, respectively.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 22, 2013 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) our named executive officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name of Beneficial Owner	Amount and nature of beneficial ownership (1)		Percentage(2)
Executive officers and directors:
Thomas Adams	586,010	(3)	3.7
Antonius Schuh	158,333	(4)	1.0
Gabriele Cerrone	1,454,204	(5)	9.0
John Brancaccio	81,456	(6)	*
Gary Jacob	204,499	(7)	1.3
Stanley Tennant	229,097	(8)	1.5
Christopher McGuigan
Stephen Zaniboni	41,667	(9)	*

All Officers and Directors as a Group (8 persons)	2,755,266	(10)	16.3
5% or greater holders:

R. Merrill Hunter	1,510,834	(11)	9.3

*less than 1%

(1)        The address of each person is c/o Trovagene, Inc., 11055 Flintkote Avenue, Suite A, San Diego, CA 92121 unless otherwise indicated herein.

(2)        The calculation in this column is based upon 15,516,400 shares of common stock outstanding on March 22, 2013. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 22, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)    Includes (i) 194,638 shares of common stock issuable upon exercise of stock options and (ii) 45,686 shares of common stock issuable upon exercise of warrants.

(4)              Consists of shares of common stock issuable upon exercise of stock options.

(5)              Consists of (i) 719,526 shares of common stock held by Panetta Partners, Ltd., (ii) 6,250 shares of common stock held by Mr. Cerrone, (iii)  434,761 shares of common stock issuable upon exercise of stock options held by Mr. Cerrone, (iv) 287,417 shares of common stock issuable upon exercise of warrants held by Panetta and (v) 6,250 shares of common stock issuable upon exercise of warrants held by Mr. Cerrone.  Mr. Cerrone is a director of Panetta and in such capacity only exercises voting and dispositive control over securities owned by Panetta, despite him having only a small pecuniary interest in such securities.

(6)              Includes (i) 53,790 shares of common stock issuable upon exercise of stock options and (ii) 13,833 shares of common stock issuable upon exercise of warrants.

(7)              Includes (i) 70,999 shares of common stock issuable upon exercise of stock options and (ii) 10,500 shares of common stock issuable upon exercise of warrants.

(8)              Includes 58,333 shares of common stock issuable upon exercise of warrants and 9,723 shares of common stock exercisable upon exercise of stock options.

(9)              Consists of shares of common stock issuable upon exercise of stock options.

(10)       Includes 963,911 shares of common stock issuable upon exercise of stock options and 422,019 shares of common stock issuable upon exercise of warrants.

(11)       Includes 666,667 shares of common stock issuable upon exercise of warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 24, 2012, we issued a warrant to purchase 50,000 shares of common stock to Panetta Partners, Ltd. for consulting services, In addition, on December 10, 2012, we issued a warrant to purchase 40,000 shares of common stock and 40,000 shares of common stock to Panetta for a finder’s fee.  Gabriele Cerrone, a director of our company, is a director of Panetta and in such capacity only exercises voting and dispositive control over securities owned by Panetta, despite him having only a small pecuniary interest in such securities.

On August 10, 2011, we entered into an agreement with Thomas Adams to: (i) terminate the consulting arrangement and to consider the 33,333 units issued in March 2010 as full payment for his services under the consulting arrangement (ii) amend and restate his April 2009 option agreement by replacing the 800,000 options granted with 303,750 new options with the following terms:

a)   New grant date of August 5, 2011

b)   Exercise price of $3.18 per share

c)   133,333 options vested immediately, with the remaining 56,806 to vest on August 5, 2012, 56,806 to vest on August 5, 2013 and 56,805 to vest on August 5, 2014 provided he continues to provide services to the Company.

d)   Ten year option life, expiring August 5, 2021 or within 90 days of termination

On July 18, 2011, we entered into a settlement agreement with Stanley Tennant, a director of our company, and a Debenture Holder in the principal amount of $137,500 who received 338,126 shares of common stock relating to the Forbearance Agreement, and with  R. Merrill Hunter, a principal stockholder of our company, and a Debenture Holder in the principal amount of $550,000 received 1,352,504 shares of common stock relating to the Forbearance Agreement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

The aggregate fees billed to the Company by BDO USA, LLP, the Company’s independent registered public account firm, for the indicated services for each of the last two fiscal years were as follows:

	2012	2011
Audit fees (1)	$386,125	$291,990
Tax fees (2)	7,643	—
	$393,768	$291,990

(1) Audit fees consist of fees for professional services performed by BDO USA, LLP for the audit and review of the Company’s financial statement included in SEC filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) Tax fees consist of fees for professional services performed by BDO USA, LLP with respective to tax compliance, tax advice and tax planning.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our principal accountants during the fiscal years ended December 31, 2012 and 2011.  Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

ITEM 15. EXHIBITS.

Exhibit Number	Description of Exhibit
(a)(1)Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this annual report.

b) Exhibits

Exhibit Number	Description
1.2

Controlled Equity Offering SM Sales Agreement dated January 25, 2013 by and between Trovagene, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 to Form S-3 filed on January 25, 2013).

3.1	Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12G filed on November 25, 2011).

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Appendix B to Trovagene, Inc.’s Proxy Statement on Schedule 14A filed March 20, 2012).

3.3	By-Laws of Trovagene, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G filed on November 25, 2011).

4.1	Form of Common Stock Certificate of Trovagene, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12G filed on November 25, 2011).

4.2	2004 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 19, 2004).+

4.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on April 16, 2012).

4.4

Form of Warrant Agency Agreement by and between Trovagene, Inc. and Broadridge Corporate Issuer Solutions, Inc. and Form of Warrant Certificate (incorporated by reference to Exhibit 4.5 to Amendment No. 3 to Form S-1 filed on May 22, 2012).

4.5

Form of Unit Agency Agreement by and between Trovagene, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.6 to Amendment No. 3 to Form S-1 filed on May 22, 2012).

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

14	Code of Business Conduct and Ethics Amended and Restated 2011 (incorporated by reference to Exhibit 14 to the Company’s Form 10-12G filed on November 25, 2011).

21	List of Subsidiaries. (incorporated by reference to Exhibit 21 to the Company’s Form 10-12G filed on November 25, 2011)

23.1	Consent of BDO USA, LLP

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the annual report on Form 10-K of Trovagene for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL) : (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders Equity (Deficit) (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

+ Indicates a management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVAGENE, INC.

/s/ Dr. Antonius Schuh
April 1, 2013	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dr. Antonius Schuh	Chief Executive Officer and Director	April 1, 2013
(Principal Executive Officer)

/s/ Stephen Zaniboni	Chief Financial Officer	April 1, 2013
(Principal Financial and Accounting Officer)

/s/ Thomas H. Adams	Chairman of the Board	April 1, 2013

/s/ John P. Brancaccio	Director	April 1, 2013

/s/ Gary S. Jacob	Director	April 1, 2013

/s/ Gabriele M. Cerrone	Director	April 1, 2013

/s/ Stanley Tennant	Director	April 1, 2013

/s/ Christopher McGuigan	Director	April 1, 2013

TROVAGENE, INC.

(A Development Stage Company)

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations and Comprehensive Loss for each of the two years in the period ended December 31, 2012 and for the period from August 4, 1999 (Inception) to December 31, 2012	F-4

Consolidated Statements of Stockholders’ Equity (Deficiency) for the period from August 4, 1999 (Inception) to December 31, 2012	F-5

Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2012, and for the period from August 4, 1999 (Inception) to December 31, 2012	F-12

Notes to Consolidated Financial Statements	F-14

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Trovagene, Inc.

San Diego, CA

We have audited the accompanying consolidated balance sheets of Trovagene, Inc. and Subsidiaries (a development stage company) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, statements of stockholders’ equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2012 and for the period from August 4, 1999 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trovagene, Inc. and Subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 and the period from August 4, 1999 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and will continue to incur losses in the future that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP
New York, New York
April 1, 2013

Trovagene, Inc. and Subsidiaries

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$10,819,781	$700,374
Accounts receivable	168,381	99,140
Prepaid expenses	60,041	42,658
Total current assets	11,048,203	842,172
Property and equipment, net	254,742	22,504
Other assets	362,081	174,581
Total Assets	$11,665,026	$1,039,257

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$175,679	$928,364
Accrued expenses	554,691	501,517
Total current liabilities	730,370	1,429,881
Derivative financial instruments	8,765,628	3,840,644
Total liabilities	9,495,998	5,270,525

Commitments and contingencies (Note 10)
Stockholders’ equity (deficiency)

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 95,600 shares outstanding at December 31, 2012 and December 31, 2011, designated as Series A Convertible Preferred Stock with liquidation preference of $956,000 at December 31, 2012 and December 31, 2011	96	96

Common stock, $0.0001 par value,150,000,000 and 100,000,000 shares authorized at December 31, 2012 and December 31, 2011, respectively; 15,478,177 and 10,737,026 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	1,547	1,073

Additional paid-in capital	57,370,017	39,365,994
Deficit accumulated during development stage	(55,202,632)	(43,598,431)
Total stockholders’ equity (deficiency)	2,169,028	(4,231,268)
	$11,665,026	$1,039,257

The accompanying notes are an integral part of these consolidated financial statements

Trovagene, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

			August 4, 1999
			(Inception) to
	Year Ended December 31,		December 31,
	2012	2011	2012
Royalty income	$175,404	$227,696	$925,474
Milestone fees	150,000	—	150,000
License fees	125,000	30,000	1,383,175
Total revenues	450,404	257,696	2,458,649
Costs and expenses:
Research and development	1,920,298	910,685	17,449,451
Purchased in-process research and development - related party	—	—	2,666,869
General and administrative	3,379,262	2,323,814	25,920,116
Total operating expenses	5,299,560	3,234,499	46,036,436

Loss from operations	(4,849,156)	(2,976,803)	(43,577,787)

Interest income	—	171	266,883

Interest expense	—	(56,636)	(1,325,372)
Gain on sale of equipment	4,000	—	4,000
Amortization of deferred debt costs and original issue discount	—	—	(2,346,330)
Change in fair value of derivative instruments—warrants	(6,720,805)	170,673	(5,494,799)
Gain on extinguishment of debt	—	623,383	623,383
Liquidated damages and other forbearance agreement settlement costs	—	—	(1,758,111)
Net loss and comprehensive loss	(11,565,961)	(2,239,212)	(53,608,133)

Preferred stock dividend	(38,240)	(38,240)	(346,158)
Series A convertible preferred stock beneficial conversion feature accreted as a dividend	—	—	(792,956)
Cumulative effect of early adopting ASC Topic 815-40	—	—	(455,385)

Net loss and comprehensive loss attributable to common stockholders	$(11,604,201)	$(2,277,452)	$(55,202,632)

Net loss per common share-basic and diluted	$(0.89)	$(0.23)
Weighted average shares outstanding-basic and diluted	13,066,600	9,711,519

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

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficiency)

(continued)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
Balance, December 31, 2010	95,600	$96	8,768,453	$878	$36,324,640	$(41,320,979)	$(4,995,365)
Issuance of shares of common stock in payment of convertible debenture interest in accordance with Forbearance Agreement			64,214	6	85,269		85,275
Private placement of units			857,833	85	2,573,415		2,573,500
Derivative liability-fair value of warrants and price protected units issued					(1,298,618)		(1,298,618)
Shares issued in connection with Board Compensation			41,750	4	125,246		125,250
Issuance of common stock to shareholder as finder’s fees			90,258	9	(9)		—
Issuance of common stock in connection with consulting services			58,333	6	174,994		175,000
Stock issued in connection with conversion of convertible debentures			856,185	85	1,130,079		1,130,164
Stock based compensation					250,978		250,978
Preferred stock dividend						(38,240)	(38,240)
Net loss						(2,239,212)	(2,239,212)
Balance, December 31, 2011	95,600	$96	10,737,026	$1,073	$39,365,994	$(43,598,431)	$(4,231,268)
Units issued via registered underwritten direct public offering and private placement of units			4,383,333	438	16,899,562		16,900,000
Fees and expenses related to financing transactions					(1,576,452)		(1,576,452)
Derivative liability-fair value of warrants and price protected units issued					(1,796,610)		(1,796,610)
Correction of error in derivative liability—fair value of warrants price protected units issued					274,967		274,967
Warrants reclassified to additional paid in capital					3,317,463		3,317,463
Issuance of common stock and warrant to shareholder as finder’s fees			214,100	21	(21)		—
Issuance of common stock in connection with Asset Purchase Agreement with MultiGen Diagnostics, Inc.			125,000	13	187,487		187,500
Issuance of common stock in connection with consulting services			9,916	1	22,380		22,381
Issuance of warrants in connection with advisory services					142,508		142,508
Stock based compensation					532,140		532,140
Issuance of common stock upon exercise of stock options			200	—	600		600
Issuance of common stock upon net exercise of warrant			8,602	1	(1)		—
Preferred stock dividend						(38,240)	(38,240)
Net loss						(11,565,961)	(11,565,961)
Balance, December 31, 2012	95,600	$96	15,478,177	$1,547	$57,370,017	$(55,202,632)	$2,169,028

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year ended December 31, 2012	Year ended December 31, 2011	For the period August 4, 1999 (Inception) to December 31, 2012

Operating activities
Net loss	$(11,565,961)	$(2,239,212)	$(53,608,133)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,842	10,285	259,641
Stock based compensation expense	532,140	250,978	12,012,465

Founders compensation contributed to equity	—	—	1,655,031

Donated services contributed to equity	—	—	829,381

Settlement of consulting services in stock	—	—	478,890
Amortization of deferred debt costs and original issue discount	—	—	2,346,330
Liquidated damages and other forbearance agreement settlement costs paid in stock	—	—	1,758,111

Interest expense on convertible debentures paid in stock	—	56,636	757,198

Change in fair value of financial instruments	6,720,805	(170,673)	5,494,799

Gain on extinguishment of debt	—	(623,383)	(623,383)

Purchased In Process Research and Development expense-related party	—	—	2,666,869
Stock issued in connection with payment of deferred salary	—	—	28,346
Stock issued in connection with settlement of legal fees	—	—	100,000
Stock and warrants issued in connection with consulting services	164,889	175,000	452,389
Changes in operating assets and liabilities:
Decrease (increase) in other assets	—	21,648	(69,881)
Increase in accounts receivable	(69,241)	(24,140)	(168,382)
(Increase) decrease in prepaid expenses	(17,383)	108,374	(60,041)
(Decrease) increase in accounts payable, accrued expenses and other	(737,752)	504,186	678,619
Net cash used in operating activities	(4,934,661)	(1,930,301)	(25,011,751)

Investing activities:
Assets acquired in Etherogen, Inc. merger	—	—	(104,700)
Capital expenditures	(270,080)	(1,528)	(514,383)
Net cash used in investing activities	(270,080)	(1,528)	(619,083)

Financing activities
Proceeds from sale of 6% convertible debenture	—	—	2,335,050
Debt issuance costs	—	—	(297,104)
Proceeds from sale of common stock, net of expenses	15,323,548	2,573,500	32,755,551
Proceeds from exercise of options to purchase common stock	600		600
Proceeds from a non-exclusive selling agent’s agreement	—	—	142,187
Costs associated with recapitalization	—	—	(362,849)
Proceeds from sale of preferred stock	—	—	2,771,000
Payment of finders’ fee on preferred stock	—	—	(277,102)
Redemption of common stock	—	—	(500,000)
Payment of preferred stock dividends	—	—	(116,718)
Net cash provided by financing activities	15,324,148	2,573,500	36,450,615
Net change in cash and cash equivalents	10,119,407	641,671	10,819,781
Cash and cash equivalents—Beginning of period	700,374	58,703	—
Cash and cash equivalents—End of period	$10,819,781	$700,374	$10,819,781

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiaries
(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year ended December 31, 2012		Year ended December 31, 2011	For the period August 4, 1999 (Inception) to December 31, 2012
Supplementary disclosure of cash flow activity:
Cash paid for taxes		$—	$—	$—

Cash paid for interest		$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of 174,000 shares of preferred stock into 137,739 shares of common stock:
Surrender of 174,000 shares of preferred stock	$		$—	$(1,740,000)
Issuance of 137,739 shares of common stock		$—	$—	$1,740,000
Issuance of 41,750 shares of common stock for prior year Board of Directors’ fees in lieu of cash payment		$—	$125,250	$125,250
Conversion of $2,335,050 of 6% debentures		$—	$1,130,164	$1,130,164
Issuance of 125,000 shares of common stock pursuant to Asset Purchase Agreement with Multigen Diagnostics, Inc.		$187,500	$—	$187,500
Issuance of 2,043,797 shares of common stock pursuant to Agreement and Plan of Merger with Etherogen, Inc.		$—	$—	$2,771,389
Reclassification of derivative financial instruments to additional paid in capital		$(3,317,463)	$—	$(3,317,463)
Correction of error in derivative financial instruments		$(274,967)	$—	$(274,967)
Series A Preferred beneficial conversion feature accreted as a dividend		$—	$—	$792,956
Issuance of common stock from exercise of warrants		$1	$—	$—
Preferred stock dividends accrued		$38,240	$38,240	$191,200
Interest paid in common stock		$—	$128,421	$1,325,372

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Consolidated Financial Statements

1. Business Overview and Going Concern

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

Since inception on August 4, 1999, Trovagene’s efforts have been principally devoted to research and development, securing and protecting patents and raising capital. From inception through December 31, 2012, the Company has sustained cumulative net losses attributed to common stockholders of $55,202,632. The Company’s losses have resulted primarily from expenditures incurred in connection with research and development activities, stock based compensation expense, patent filing and maintenance expenses, outside accounting and legal services and regulatory, scientific and financial consulting fees, amortization and liquidated damages. From inception through December 31, 2012, the Company has generated only limited licensing revenue from operations and expects to incur additional losses to perform further research and development activities.

Going Concern

Trovagene’s consolidated financial statements as of December 31, 2012 have been prepared under the assumption that the Company will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate additional revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will be required to raise additional capital within the next twelve months to complete the development and commercialization of current product candidates and to continue to fund operations at its current cash expenditure levels.

Cash used in operating activities was $4,934,661 and $1,930,301, for the years ended December 31, 2012 and 2011, respectively. During the years ended December 31, 2012 and 2011, the Company incurred net losses attributable to common stockholders of $11,604,201 and $2,277,452, respectively.

To date, Trovagene’s sources of cash have been primarily limited to the sale of debt and equity securities. Net cash provided by financing activities for the years ended December 31, 2012 and 2011 was $15,324,148 and $2,573,500, respectively. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct its business.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

Cash and cash equivalents consist of operating accounts as of December 31, 2012 and 2011 on deposit with U.S. commercial banks.

Concentration of credit risk

The Company maintains its cash in financial institutions, which at times may exceed the amount insured by the Federal Deposit Insurance Corporation (“FDIC”). All of the Company’s noninterest bearing cash balances were fully insured at December 31, 2012 and 2011 due to a temporary federal program in effect through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution and the Company’s noninterest bearing cash balances may again exceed federally insured limits.

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

Allowance for Doubtful Accounts

The Company reviews the collectability of accounts receivable based on an assessment of historic experience, current economic conditions, and other collection indicators. At December 31, 2012 and 2011, the Company has not recorded an allowance for doubtful accounts. When accounts are determined to be uncollectible, they are written off against the reserve balance and the reserve is reassessed. When payments are received on reserved accounts, they are applied to the individual’s account and the reserve is reassessed.

Derivative Financial Instruments—Warrants

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

The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of Trovagene’s common share price, remaining life of the warrant, and risk-free interest rates at each period end. The Company thus uses model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classify such warrants in Level 3 per ASC 820, Fair Value Measurements. At December 31, 2012 and 2011, the fair value of these warrants was $6,252,760 and $994,627, respectively, and are included in the derivative financial instruments liability on the balance sheet.

The Company has issued units that were price protected. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Trovagene has determined that these price protected units issued in connection with the private placements must be recorded as derivative liabilities with a charge to additional paid in capital. The fair value of these price protected units was estimated using the binomial option pricing model. The binomial model requires the input of variable inputs over time, including the expected stock price volatility, the expected price multiple at which unit holders are likely to exercise their warrants and the expected forfeiture rate. The Company uses historical data to estimate forfeiture rate and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the warrant. At December 31, 2012 and 2011, the fair value of the warrants was $2,512,868 and $2,846,017, respectively, and is included in the derivative financial instruments liability on the balance sheet.

At December 31, 2012 and 2011, the total fair value of the above warrants, valued using the Black-Scholes option-pricing model and the Binomial option pricing model was $8,765,628 and $3,840,644, respectively, and is classified as derivative financial instruments liability on the balance sheet.

Stock-Based Compensation

ASC Topic 718 “Compensation—Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is recognized over the period during which an employee is required to provide services in exchange for the award. ASC Topic 718 did not change the way Trovagene accounts for non-employee stock-based compensation. Trovagene continues to account for shares of common stock, stock options and warrants issued to non-employees based on the fair value of stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received. The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “Equity -Based Payment to Non-Employees” and accordingly the value of the stock compensation to non-employees is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

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

•	Level 1—	Quoted prices for identical instruments in active markets.

•	Level 2—

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

•	Level 3—	Instruments where significant value drivers are unobservable to third parties.

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

Impairment of Indefinite and Long-Lived Assets

The Company reviews its long and indefinite lived assets to determine if any event has occurred that may indicate its intangible assets with indefinite lives and other long-lived assets are potentially impaired. If indicators of impairment exist, the Company performs an impairment test to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, the Company estimates the fair value of the assets and records an impairment loss if the carrying value of the assets exceeds the fair value. Factors that would indicate potential impairment include a significant decline in the Company’s stock price and market capitalization compared to its net book value, significant changes in the ability of a particular asset to generate positive cash flows, and significant changes in the Company’s strategic business objectives and utilization of a particular asset. The Company noted no indications of impairment for the years ended December 31, 2012 and 2011.

Income Taxes

Income taxes have been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes result from differences between the financial statement and tax bases of Trovagene’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment.

Contingencies

In the normal course of business, Trovagene is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with FASB ASC Topic 450, Accounting for Contingencies, Trovagene records such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Trovagene, in accordance with this guidance, does not recognize gain contingencies until realized.

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

As of December 31, 2012, Trovagene does not have any commercial molecular diagnostic products. Accordingly our research and development costs have been expensed as incurred. While certain of our research and development costs may have future benefits, our policy of expensing all research and development expenditures is predicated on the fact that Trovagene has no history of successful commercialization of molecular diagnostic products to base any estimate of the number of future periods that would be benefited.

ASC Topic 730, Research and Development requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts are recognized as an expense. There are no non-refundable advance payments capitalized as of December 31, 2012 and 2011.

Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares. Shares used in calculation basic and diluted net loss per common share exclude as antidilutive the following share equivalents:

	December 31,
	2012	2011
Options to purchase Common Stock	3,711,303	2,426,192
Warrants to purchase Common stock	6,985,070	3,601,474
Series A Convertible Preferred Stock	99,583	99,583

	10,795,956	6,127,249

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this standard is not expected to have an impact on the Company’s financial results or disclosures.

3. Merger and Asset Purchase Activities

On August 4, 1999, Xenomics Sub was incorporated by its founders and promoters, L. David Tomei, Samuil Umansky and Hovsep Melkonyan. Xenomics Sub was organized in order to develop and commercialize Tr-DNA technology. Since inception, Xenomics Sub’s efforts have been principally devoted to research and development, securing and protecting our patents and raising capital.

On April 26, 2002, the Company was incorporated under the name Used Kar Parts, Inc. in the State of Florida and planned to develop an on-line marketplace for used car parts.

On February 24, 2004, the Company’s then principal shareholder and control person entered into a Capital Stock Purchase Agreement with Panetta Partners Ltd., a limited partnership affiliated with the Company’s former Co-Chairman and current director, Gabriele M. Cerrone, pursuant to which Panetta purchased approximately 97% of the Company’s outstanding shares of common stock at the time.

On April 12, 2004, the founders of Xenomics Sub consisting of Messrs. Tomei, Umansky and Melkonyan,who are no longer with the Company, contributed $1,655,031 in deferred compensation to Xenomics Sub stockholders’ equity.

On July 2, 2004, Used Kar Parts, Inc. acquired all of the outstanding common stock of Xenomics Sub by issuing 376,334 shares of Used Kar Parts, Inc. common stock to Xenomics Sub’s five shareholders (the “Exchange”). The Exchange was made according to the terms of a Securities Exchange Agreement dated May 18, 2004. For accounting purposes, the acquisition has been treated as an acquisition of Used Kar Parts, Inc. by Xenomics Sub and as a recapitalization of Xenomics Sub. Accordingly, the historical financial statements prior to July 2, 2004 are those of Xenomics Sub.

In connection with the Exchange, Used Kar Parts, Inc.:

1)                                     Redeemed 36,477,079 shares from Panetta Partners Ltd., a principal shareholder, for $500,000 or $0.0138 per share.

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

6)                                     Issued and transferred 58,333 shares of common stock to be held in escrow, in the name of the Company, to cover any undisclosed liabilities of Xenomics Sub. Such shares were treated as treasury shares. The escrow period was for one year to July 2, 2005 at which time a determination of liability was determined to be none and the shares were released.

In connection with the merger and recapitalization of the Company, the Company incurred costs of $301,499 which was accounted for as a reduction of additional paid in capital.

On August 6, 2010, Trovagene acquired all of the outstanding common stock of Etherogen, Inc. (“Etherogen”), a related party, in exchange for 2,043,797 shares of Trovagene common stock pursuant to the terms of the Agreement and Plan of Merger dated August 10, 2010 among Trovagene, E ACQ Corp. and Etherogen (the “Merger”). The fair value of the shares issued to effect the Merger was $2,771,389, based on the fair value of Trovagene’s common stock on the date of the Merger.

The Merger was accounted for as an acquisition of assets for accounting purposes primarily because there were no processes acquired. The assets acquired consisted primarily of diminimus property, plant and equipment, patents, trademarks and other intellectual property, and in-process research and development. In addition, the Company assumed a note in the amount of $104,700 which was converted into shares on the date of acquisition. In accordance with ASC Topic 805, Business Combinations, the Company recorded the total fair value of an indefinite lived asset related to the patent of $104,700 on the Company’s consolidated balance sheet. The excess of the fair value of the consideration issued over the fair value of the net assets acquired was $2,666,869. The total excess of the fair value of the net assets acquired and the conversion of the note was recorded as purchased in process research and development expense-related party on the Company’s consolidated statement of operations.

On February 1, 2012 the Company entered into an asset purchase agreement with MultiGen Diagnostics, Inc.  The Company determined that the acquired asset did not meet the definition of a business, as defined in ASC 805, Business Combinations and was accounted for under ASC 350, Intangibles- Goodwill and Other.  In connection with the acquisition, the Company issued 125,000 shares of restricted common stock to MultiGEN.  In addition, up to an additional $3.7 million may be paid in a combination of common stock and cash to MultiGEN upon the achievement of specific sales and earnings targets. In addition, in connection with the acquisition, the Company entered into a Reagent Supply Agreement dated as of February 1, 2012 pursuant to which MultiGEN will supply and deliver reagents to be used in connection with a Clinical Laboratory Improvement Amendment (CLIA) laboratory.  The total purchase consideration was determined to be $187,500 which was paid in the Company’s common stock and allocated to an indefinite lived intangible asset related to the CLIA license.

Under ASC Topic 805, Business Combinations, the Company was required to assess the fair value of the assets acquired and the contingent consideration at the date of acquisition. Therefore, the Company assessed the fair value of the assets purchased and concluded that the purchase price would be allocated entirely to one intangible asset, a CLIA license.  The contingent consideration of the $3.7 million milestone was determined to have no fair value by applying a weighted average probability on the achievement of the milestones developed during the valuation process.  The Company will assess the fair value of the contingent consideration at each quarter and make adjustments as necessary until the milestone dates have expired.  As of December 31, 2012, no adjustments to the fair value of the contingent consideration have been necessary, and therefore the fair value of the contingent consideration remains unchanged.

4. Property and Equipment

Fixed assets consist of laboratory, testing and computer equipment and fixtures stated at cost. Depreciation and amortization expense for the years ended December 31, 2012 and 2011 and for the period August 4, 1999 (inception) to December 31, 2012 was $41,842, $10,285, and $263,641, respectively. Property and equipment consisted of the following:

	As of
	December 31, 2012	December 31, 2011
Furniture and fixtures	$81,438	$28,763
Leasehold Improvements	11,207	11,207
Laboratory equipment	421,738	204,333
	514,383	244,303
Less—accumulated depreciation and amortization	(259,641)	(221,799)
Property and equipment, net	$254,742	$22,504

5. Stockholders’ Equity (Deficiency)

All share and per share amounts have been restated to reflect the 111 for 1 stock split which was effective July 26, 2004 as described in Note 3 and the one-for six reverse stock split effected on May 29, 2012 as described in Note 2.

Common Stock

On July 2, 2004, the Company completed a private placement of 440,868 shares of its common stock for aggregate proceeds of $2,512,950, or $5.70 per share. The sale was made to 17 accredited investors directly by the Company without any general solicitation or broker and thus no selling agents’ fee were paid.

On January 10, 2005, Trovagene entered into a service agreement with Trilogy Capital Partners, Inc. (“Trilogy”) pursuant to which Trilogy provided marketing, financial, and public relations services. Pursuant to this service agreement, Trovagene issued warrants to Trilogy to purchase 166,667 shares of Common Stock of Trovagene at an exercise price of $17.70 per share. The exercise price was determined to be consistent with the price of the warrants being offered to purchasers as part of an investment unit in the then operative private placement memorandum. The warrants issued to Trilogy were exercisable upon issuance and expired on January 10, 2008. The fair value of the Trilogy warrants using the Black-Scholes methodology was $2,630,440 which was immediately expensed. The following inputs to the Black-Scholes option pricing model were used to determine fair value: (i) stock price $25.20 per share, (ii) no dividend, (iii) risk free interest rate 4.5% and (iv) volatility of 80%. This service agreement was terminated by Trovagene on June 12, 2006.

On January 28, 2005, the Company closed the first tranche of a private placement selling 228,026 shares of common stock and 57,007 warrants to certain investors (the “Investors”). The securities were sold as a unit at a price of $11.70 per unit for aggregate proceeds of $2,667,900. Each Unit consisted of one share of common stock and one quarter of a warrant to purchase one quarter share of common stock. The Investor warrants were immediately exercisable at $17.70 per share and were exercisable at any time within five years from the date of issuance. The fair value of these Investor warrants using a market price of $25.20 per share on the date of issuance was $1,198,373 using Black Scholes assumptions of 80% volatility, a risk free interest rate of 4.25%, no dividend, and an expected life of five years. The fair value of the Investor warrants was recorded as additional paid in capital during the year ended January 31, 2005. The Company also issued an aggregate of 20,610 warrants to purchase common stock to various selling agents, which were immediately exercisable at

$12.90 per share and expired five years after issuance. The selling agent warrants had a fair value of $403,038 on the date of issuance and this amount was recorded as a cost of raising capital.

On February 5, 2005, the Company completed the second tranche of the private placement described above selling an additional 17,094 shares of common stock and 4,274 warrants to the Investors at a price of $11.70 per unit for aggregate proceeds of $200,000. In addition, the Company paid an aggregate $179,600 in cash and issued 4,077 shares of common stock to certain selling agents, in lieu of cash, which had a fair value of $47,699 capitalized at $11.70 per share. The Investor and selling agent warrants had the same terms as the warrants described above issued in the first tranche.

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

On April 7, 2005, the Company closed the third and final tranche of the private placement described above of 252,564 shares of common stock and 63,141 warrants to certain additional Investors. The securities were sold as a unit at a price of $11.70 per unit for aggregate proceeds of $2,954,999. The warrants issued to the selling agents were immediately exercisable at $12.90 per share and expired five years after issuance. The warrants issued to Investors have the same terms as the warrants described above issued in the first tranche.

Each unit consisted of one share of common stock and a warrant to purchase one quarter share of common stock. The warrants were immediately exercisable at $17.70 per share and are exercisable at any time within five years from the date of issuance. The fair value of these Investor warrants using a market price of $15.66 per share on the date of issuance date was $694,335 using Black Scholes assumptions of 80% volatility, a risk free interest rate of 4.25%, no dividend, and an expected life of five years. The fair value of the Investor warrants was recorded as additional paid in capital during the year ended January 31, 2006.

The Company paid an aggregate $298,000 and issued an aggregate 20,205 warrants to purchase common stock to a selling agent. The warrants issued to the selling agent were immediately exercisable at $12.90 per share, expire five years after issuance. The warrants had a fair value of $222,188 on the date of issuance and this amount was recorded as a cost of raising capital. These April 7, 2005 Investors became parties to the same Registration Rights Agreement as the January 28, 2005 Investors.

Pursuant to ASC Topic 815-40, the warrants issued in the three tranches described above were classified as permanent equity and the fair value of $222,188 of the selling agent warrants upon issuance was recorded as additional paid in capital.

On July 20, 2006, the Company issued 106,667 shares of common stock and 53,333 warrants at $7.50 per unit and received gross proceeds of $800,000. Each unit consisted of one share of common stock and one-half a warrant to purchase one-half a share of common stock. The warrants had an exercise price of $12.00 per share and expired on July 20, 2008. In connection with this transaction, the Company paid $104,000 and issued 13,867 warrants to a selling agent. The warrants issued to selling agents have the same terms as those issued to the purchasers of common stock.

On August 14, 2006, the Company issued 19,120 shares of common stock and 9,560 warrants at $7.50 per unit and received gross proceeds of $143,401. Each unit consisted of one share of common stock and half a warrant to purchase half a share of common stock. The warrants had an exercise price of $12.00 per share and expired on August 14, 2008. In connection with this transaction, the Company paid $14,341 and issued 1,912 warrants to a selling agent. The warrants have the same terms as those issued to the purchasers of common stock.

Pursuant to the provisions of ASC 815-40, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants issued to the selling agents on July 20, 2006 and August 14, 2006 were classified as permanent equity and the fair value allocated to such warrants upon issuance of $55,568 was recorded as additional paid in capital.

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

On December 21, 2006, the Company closed a private placement of 166,667 shares of common stock and 83,333 warrants to an institutional investor for aggregate gross proceeds of $1,000,000 pursuant to a Securities Purchase Agreement dated as of December 21, 2006. The warrants were immediately exercisable at $7.50 per share, were exercisable at any time within six (6) months from the date of issuance, and were recorded at their fair value of $15,000. The Company paid an aggregate $80,000 to a selling agent. Proceeds from the issuance of these instruments were allocated to common stock and warrants based upon their relative fair value. This resulted in an allocation of $905,000 to temporary equity (see below) and $15,000 to the warrants classified as derivative financial instruments. Under the terms of the Securities Purchase Agreement applicable to the issuance of common stock and warrants on December 21, 2006, the Company had an obligation to file a registration statement covering the resale of the shares of the common stock and the underlying shares of the common stock issuable upon exercise of the warrants on or prior to 15 days after the earlier of a financing or a series of financings wherein the Company raises an aggregate of $5,000,000 or May 14, 2007. Additionally, the Company had the obligation to use commercially reasonable efforts to cause the registration statement to be declared effective no later than 45 days after it is filed. However, the Securities Purchase Agreement was silent as to any penalties or liquidated damages if the obligations described above were not met. Consequently, since the Company’s ability to meet the above obligations were not within its control and the penalties were not determinable and could result in the Company having to settle in cash, they were classified as temporary equity in accordance with the provisions of ASC Topic 480 Distinguishing Liabilities from Equity. The warrants were marked to market from $15,000 to $20,000 at January 31, 2007, with $5,000 recorded as a change in fair value of derivative financial instruments.

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

On October 12, 2007 and October 16, 2007, the Company closed private placements of 233,333 shares and 50,000 shares of common stock, respectively, for aggregate gross proceeds of $850,000. The Company issued a five year warrant to purchase 16,667 shares of common stock at an exercise price of $3.00 per share to a selling agent. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, the Company determined that the warrants issued in connection with this private placement must be recorded as derivative liabilities with a charge to additional paid in capital. The fair value of these warrants on the date of issuance was $45,371.This derivative liability has been marked to market at the end of each reporting period.

The Company paid $51,733 to a selling agent in connection with this transaction and issued warrants to purchase 16,667 shares of common stock at an exercise price of $3.00 per share which expire five years after issuance. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, the Company determined that the warrants issued in connection with this private placement must be recorded as derivative liabilities with a charge to additional paid in capital. The selling agent warrants had a fair value of $45,403 on the date of issuance and this amount was charged to additional paid in capital as a cost of raising capital. This derivative liability has been marked to market at the end of each reporting period.

On February 1, 2008, the Company closed a private placement of 179,167 shares of common stock and 53,750 warrants to investors for aggregate gross proceeds of $645,000 pursuant to a Securities Purchase Agreement dated February 1, 2008 (the “Private Placement”). The warrants have a two-year term and were exercisable at prices of $4.50 per share in the first year and $9.00 per share in the second year. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, the Company determined that the warrants issued in connection with this private placement must be recorded as derivative liabilities with a charge to additional paid in capital. The fair value of these warrants on the date of issuance was $60,295.This derivative liability has been marked to market at the end of each reporting period.

On June 12, 2008, the Company raised an additional $500,000 from an investor, less a total of $74,500 for selling agent fees and expenses in connection with this transaction, of which $350,000 was invested at the closing and an additional $150,000 was to be invested on or before August 15, 2008. The purchase price for the 151,515 shares was $3.30 per share, and the investor received warrants to purchase up to 75,758 shares of the Company’s common stock at a price of $4.50 per share. The warrants have a three-year term and are exercisable at a price of $4.50 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, the Company determined that the warrants issued in connection with this registered direct offering must be recorded as derivative liabilities with a charge to additional paid in capital. The fair value of these warrants on the dates of issuance was $80,632. This derivative liability has been marked to market at the end of each reporting period through the date of expiration on June 12, 2011.

On June 9, 2009 and July 2, 2009, the Company closed two private placement financings which raised gross proceeds of $275,000. The Company issued 91,667 shares of its common stock and warrants to purchase 91,667 shares of common stock. The purchase price paid by the investors was $3.00 for each unit. The warrants expire after five years and are exercisable at $4.20 per share. These were price-protected units and therefore are derivative liabilities in accordance with ASC Topic 815-40 to be valued using the binomial option method.

During the period from October 2, 2009 to December 16, 2009, the Company closed seven private placement financings which raised gross proceeds of $1,190,000. The Company issued 396,667 shares of its common stock and warrants to purchase 396,667 shares of common stock. The purchase price paid by the investor was $3.00 for each unit. The warrants expire after six to nine years and are exercisable at $3.00 per share. These warrants were price-protected units and therefore are derivative liabilities in accordance with ASC Topic 815-40 to be valued using the binomial option method.

On August 19, 2009, in accordance with a debt conversion agreement for settlement of consulting services rendered by Gabriele Cerrone the Company issued 159,630 units consisting of 159,630 shares of common stock and warrants to purchase 159,630 shares of common stock, in settlement of a $478,890 obligation related to a consulting agreement with Gabriele M. Cerrone. The total fair value of the stock and warrants was $478,890 based on a price of $3.00 per unit. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Trovagene has determined that the warrants issued in connection with this transaction should not be recorded as a derivative liability and have been recorded as equity. See Note 11.

On June 30, 2009 and October 2, 2009, in accordance with an exchange agreement, a selling agent invested $164,550 in exchange for the issuance of a) 68,897 shares of common stock, b) warrants to purchase 69,809 shares of common stock and c) $164,550 principal amount of 6% convertible debenture. The warrants expire in three years and are exercisable at $3.00 per share. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Trovagene has determined that the warrants issued in connection with this transaction should not be recorded as a derivative liability and have been recorded as equity. The fair value of the common stock and warrants issued above totaled $306,737 and was charged to operations as consideration for services rendered, with a corresponding credit to additional paid in capital.

During the twelve months ended December 31, 2010, 79,333 shares of common stock and warrants to purchase 79,333 shares of common stock were issued to a shareholder as finders’ fees in accordance with a Board of Directors resolution dated November 6, 2009. The issuance of these shares was recorded as a cost of capital and had only a nominal par value effect on total stockholders’ equity.

In connection with the merger with Etherogen, Inc. in August 2010, the Company issued 2,043,797 shares of common stock, which shares had a fair value of $2,711,389 at issuance (see Note 3). A total of 43,797 warrants to purchase 43,797 shares of common stock were also issued.

During the year ended December 31, 2010, the Company closed twelve private placement financings which raised gross proceeds of $1,734,700. The Company issued 578,233 shares of its common stock and warrants to purchase 578,233 shares of common stock in these transactions. The purchase price paid by the investors was $3.00 for each unit. The warrants expire after eight years and are exercisable at $3.00 per share. These were price-protected units and therefore are derivative liabilities in accordance with ASC Topic 815-40 to be valued using the binomial option method.

During the year ended December 31, 2010, the Company issued 70,833 shares and warrants to purchase 70,833 shares of common stock in connection with consulting agreements. The fair value used to measure compensation expense was $3.00 for each unit, based on recent private placement transactions, totaling $212,500. The warrants expire after eight to nine years and are exercisable at $3.00 per share. These were price-protected units and therefore are derivative liabilities in accordance with ASC Topic 815-40 to be valued using the binomial option method. A total of $112,500 was charged to general and administrative expense in the Company’s consolidated statements of operations in 2010. The remainder of $100,000 was accrued and charged to general and administrative expense in the year ended December 31, 2011.

In July 2010, 12,745 shares of common stock and warrants to purchase 12,745 shares of common stock were issued to a former CEO in settlement of a severance obligation totaling $28,346, which amount was charged to general and administrative expense in the Company’s consolidated statement of operations.

In August 2010, the Company issued 29,240 shares of common stock in settlement of $100,000 of legal fees, which amount was charged to general and administrative expense in the Company’s consolidated statements of operations.

During the year ended December 31, 2011, 90,258 shares of common stock and warrants to purchase 90,258 shares of common stock were issued to a shareholder as finder’s fees in accordance with a Board of Directors resolution dated November 6, 2009. The issuance of these shares was recorded as a cost of capital and had only a nominal par value effect on total stockholders’ equity. The fair value of the warrants on the date of issuance was $113,376.

During the year ended December 31, 2011, the Company closed eighteen private placement financings which raised gross proceeds of $2,573,500. The Company issued 857,833 shares of its common stock and warrants to purchase 857,833 shares of common stock in these transactions. The purchase price paid by the investors was $3.00 for each unit. The warrants expire after seven years and are exercisable at $3.00 per share. These warrants were price-protected units and therefore are derivative liabilities in accordance with ASC Topic 815-40 to be valued using the binomial option method. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, the Company has determined that the warrants issued in connection with the private placements must be recorded as derivative liabilities with a charge to additional paid in capital. The fair value of the warrants on the date of issuance was $1,059,600. This derivative liability has been marked to market at the end of each reporting period through May 30, 2012 when the price protection was removed which required these warrants to be treated as derivative liabilities.

During the year ended December 31, 2011, the Company issued 58,333 shares and warrants to purchase 58,333 shares of common stock in connection with consulting agreements. The fair value used to measure compensation expense for the stock issued was $3.00 per share, based on recent private placement transactions. A total of $175,000 was charged to general and administrative expense in the Company’s consolidated statement of operations in 2011. The warrants expire after seven to eight years and are exercisable at $3.00 per share.

These were price-protected units and therefore are derivative liabilities in accordance with ASC Topic 815-40 to be valued using the binomial option method. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, the Company determined that the warrants issued in connection with the private placements must be recorded as derivative liabilities with a charge to additional paid in capital. The fair value of the warrants on the date of issuance was $75,500. This derivative liability has been marked to market at the end of each reporting period through May 30, 2012 when the price protection was removed which required these warrants to be treated as derivative liabilities.

During the year ended December 31, 2011, 41,750 shares of common stock and warrants to purchase 41,750 shares of common stock were issued to members of the Board of Directors in lieu of cash payment related to their services in 2010. The amount owed to the Board of Directors for their fees were accrued and recorded in general and administrative expense in 2010.

During the year ended December 31, 2012, the Company closed five private placement financings which raised gross proceeds of $6,320,000. In total, the Company issued 1,738,333 shares of its common stock and warrants to purchase 1,738,333 shares of common stock (“units”).

The purchase price paid by the investors for 633,333 of the units sold in the period January 2012 through May 2012 was $3.00 each, determined by the price paid by investors in recent private placements.  The warrants expire after eight years and are exercisable at $3.00 per share. The Company paid $96,500 in cash for a finder’s fee. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Trovagene determined that the warrants issued in connection with these private placements should be recorded as derivative liabilities at the time of issuance since they are all price protected however the completion of the underwritten public offering on May 30, 2012 removed the condition which required these warrants to be treated as derivative liabilities.  Accordingly, the fair value of these warrants were marked to market through May 30, 2012 and then reclassified from a liability to additional paid in capital.

The purchase price paid by the investors for 1,105,000 of the units sold in the fourth quarter of 2012 was $4.00 each, determined by the market price on NASDAQ.  The warrants expire after five years and are exercisable at $5.32 per share. The Company paid $24,989 in cash for a finder’s fee. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Trovagene has determined that the warrants issued in connection with these private placements should be recorded as derivative liabilities at the time of issuance since they are all price protected.  The fair value of the warrants on the date of issuance was $1,031,281. This derivative liability has been marked to market at the end of the reporting period.

On May 30, 2012, the Company completed an underwritten public offering in which an aggregate of 1,150,000 units, with each unit consisting of two shares of its common stock and one warrant to purchase one share of common stock were sold at a purchase price of $8.00 per unit. On June 13, 2012 the underwriters exercised their overallotment option in full for an additional 172,500 units.  In addition, the Company issued 92,000 warrants to selling agents at an exercise price of $7.00.  The warrants were immediately exercisable and expire on May 29, 2017.  Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, “Derivatives and Hedging - Contracts in an Entity’s Own Equity”, Trovagene determined that the warrants issued in connection with this transaction were not derivative liabilities.  The Company raised a total of $9.1 million in net proceeds after deducting underwriting discounts and commissions of $0.7 million and offering expenses of $0.7 million.

During the year ended December 31, 2012, the Company issued in total 174,100 units to a selling agent, who is also a shareholder of the Company, consisting of 174,100 shares of common stock and warrants to purchase 174,100 shares of common stock. Of the total warrants issued, 30,450 issued in the period January 2012 through May 2012 have an exercise price of $3.00 per share, are immediately exercisable and expire December 31, 2018.  The remaining 143,650 warrants issued in the fourth quarter of 2012, have an exercise price of $5.32, are immediately exercisable, and expire five years from the date of issuance.  The units were issued as a finder’s fee in connection with certain private placements closed during the year ended December 31, 2012. The issuance of these units was treated as a non-compensatory cost of capital.

During the year ended December 31, 2012, the Company issued 40,000 units to Panetta Partners, Ltd., consisting of 40,000 shares of common stock and warrants to purchase 40,000 shares of common stock.  Gabriele Cerrone, a member of the Board of Directors of Trovagene, is a director of Panetta Partners, Ltd.  The warrants have an exercise price of $5.32, are immediately exercisable, and expire five years from the date of issuance. The units were issued for advisory services in connection with the private placements closed in the fourth quarter of 2012.  The issuance of these units was treated as a non-compensatory cost of capital.  In addition, the Company issued a warrant to purchase 50,000 shares of common stock to Panetta Partners, Ltd. at an exercise price of $4.14 for consulting services.  The warrant was immediately exercisable and expires on December 10, 2017.  The fair value of the warrant issued was determined using the Black-Scholes method.  A total of approximately $133,000 was charged to general and administrative expenses in the Company’s consolidated statement of operations in 2012.

During the year ended December 31, 2012, the Company issued 125,000 shares of common stock in connection with an asset purchase agreement with MultiGen Diagnostics, Inc.  See Note 3.

During the year ended December 31, 2012, the Company issued 9,916 shares of common stock in connection with consulting agreements.  The fair value of the stock issued was determined using the Black-Scholes method.  A total of $22,381 was charged to general and administrative expense in the Company’s consolidated statement of operations in 2012.

In December 2012, a Trovagene warrant holder exercised warrants to purchase 16,667 on a net exercise basis and received a total of 8,602 shares of common stock. The exercise price of the warrants was $3.00.

In December 2012, a Trovagene option holder exercised his option and purchased a total of 200 shares of common stock. Trovagene raised gross proceeds of $600 as a result of the option exercise. The purchase price paid by the option holder was $3.00.

Warrants

During the years ended December 31, 2012 and 2011, the Company issued the following warrants to purchase shares of common stock:

	Number of Warrants	Weighted Average Exercise price	Term
Warrants Outstanding 12/31/2010	2,629,056	$3.24	3 - 9 years
Granted	1,048,175	$3.00	7 - 8 years
Expired	(75,757)	$4.50
Warrants Outstanding 12/31/2011	3,601,474	$3.18	1 - 8 years
Granted	3,416,934	$4.88	5 — 7 years
Exercised	(16,667)	$3.00
Expired	(16,671)	$3.00
Warrants Outstanding 12/31/2012	6,985,070	$3.96	1 — 6 years

On May 10, 2006, the Company entered into a license agreement wherein it obtained the exclusive rights for the genetic marker for Acute Myeloid Leukemia and intends to utilize these rights for the development of new diagnostic tools. In connection with this agreement, the Company paid $70,000 to the licensor and agreed to pay an additional $100,000 upon FDA approval of a commercial product based upon this technology and royalties of 3% of net sales and/or 10% of any sublicense income. Additionally, the Company paid a selling agent fee of $100,000 and issued warrants for the purchase of 16,667 shares of common stock at $10.80 per share. These warrants expire June 29, 2014. The value of these warrants was determined to be $101,131 utilizing the Black Scholes model. The value of these warrants combined with the cash payments aggregated $271,131 and was immediately expensed and classified as a research and development expense.

On November 30, 2006, the Compensation Committee, in recognition of the technical assistance to be provided by Dr. Sidransky, granted warrants to purchase 50,000 shares of common stock at an exercise price of $3.90 for a period of ten years. Such warrants vest in equal amounts on the first and second anniversary dates of the grant. The Company has estimated the fair value of these warrants as of the grant date to be $172,505. This fair value was fully expensed by December 31, 2008. On November 19, 2008, Dr. Sidransky resigned his position as a member of the Board of Directors. All previously unvested options, of 25,000, were terminated on this date.

On December 20, 2006, the Compensation Committee, in connection with services provided pursuant to a consulting agreement with Mr. Cerrone, granted him warrants which vested immediately to purchase 58,928 shares of common stock at an exercise price of $4.20 for a period of ten years. The Company has estimated the fair value of these warrants as of the grant date to be $182,271 based on the Black-Scholes option pricing model. The assumptions used were as follows: (i) stock price at date of grant—$4.20, (ii) term—10 years, (iii) volatility—100% and (iv) risk free interest rate—4.57%. This fair value was fully expensed as stock based compensation by January 31, 2007.

On October 29, 2008, the Company entered into a license agreement with Sequenom, Inc. In connection with this agreement, the Company issued a warrant to purchase 73,159 shares of the Company’s common stock at an exercise price of $4.50 per share. The warrant expires October 29, 2013. The Company has determined that the warrant meets the criteria of a derivative liability in accordance with ASC 815-40 effective January 1, 2009. The estimated fair value of this warrant as of the grant date was $60,195, which was charged to additional paid-in-capital in 2008, based on the Black-Scholes option pricing model. The assumptions used were as follows: (i) stock price at date of grant—$1.86, (ii) term—5 years, (iii) volatility—75% and (iv) risk-free interest rate—2.77%. This fair value was expensed beginning in the fourth quarter of 2008 and charged to general and administrative expense with the offset to additional paid-in-capital. Subsequent changes in fair value are included in the change in fair value of derivative liabilities on the statement of operations.  The change in fair value in the year ended December 31, 2012 was a loss of $225,922, a gain of $100,243 was recorded in the year ended December 31, 2011 and from August 4, 1999 (Inception) to December 31, 2012 there was a total loss of $186,438.  See Note 10.

The Company granted 1,048,175 and 784,942 warrants that were price protected during the years ended December 31, 2011 and 2010. These warrants had an exercise price of $3.00 per share and had expiration dates ranging from June 30, 2014 to December 31, 2018. The fair value of these warrants was estimated using the binomial option pricing model. The binomial model requires the input of variable inputs over time, including the expected stock price volatility, the expected price multiple at which warrant holders are likely to exercise their warrants and the expected forfeiture rate. The Company uses historical data to estimate forfeiture rate and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the warrant. The completion of the underwritten public offering on May 30, 2012 removed the condition which required these warrants to be treated as derivative liabilities.  Accordingly, the fair value of these warrants were marked to market through May 30, 2012 and then reclassified from a liability to additional paid in capital. See Note 7.

The Company granted a total of 3,416,934 warrants during the year ended December 31, 2012.  Of the total warrants granted, 713,784 were warrants that were price protected.  These warrants had an exercise price of $3.00 per share and expire on December 31, 2018.  The fair value of these warrants was estimated using the binomial option pricing model. The binomial model requires the input of variable inputs over time, including the expected stock price volatility, the expected price multiple at which warrant holders are likely to exercise their warrants and the expected forfeiture rate. The Company uses historical data to estimate forfeiture rate and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the warrant. The completion of the underwritten public offering on May 30, 2012 removed the condition which required these warrants to be treated as derivative liabilities.  Accordingly, the fair value of these warrants were marked to market through May 30, 2012 and then reclassified from a liability to additional paid in capital. See Note 7.   In connection with underwritten public offering and sale of units in May 2012, 1,414,500 warrants were issued with exercise prices ranging from $5.32 to $7.00 and an expiration date five years after date of issuance.  Warrants issued in connection with the underwritten public offering and sale of units are not considered derivatives based on Trovagene’s analysis of the criteria of ASC 815, as the Company is not required to make any cash payments or net cash settlement to the registered holder in lieu of issuance of warrant shares. An additional 1,288,650 warrants in the fourth quarter of 2012 were warrants that are price protected.  These warrants have an exercise price of $5.32 per share and have an expiration date of five years from issuance. The fair value of these warrants was estimated using the binomial option pricing model. The binomial model requires the input of variable inputs over time, including the expected stock price volatility, the expected price multiple at which warrant holders are likely to exercise their warrants and the expected forfeiture rate. The Company uses historical data to estimate forfeiture rate and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the warrant. See Note 7.

Series A Convertible Preferred Stock

On July 13, 2005, the Company closed a private placement of 277,100 shares of Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”) and 64,442 warrants to certain investors for aggregate gross proceeds of $2,771,000 pursuant to a Securities Purchase Agreement dated as of July 13, 2005. The warrants sold to the Investors were initially immediately exercisable at $19.50 per share and are exercisable at any time within five years from the date of issuance. These investor warrants had a fair value of $567,085 on the date of issuance using a market price of $14.40 on that date. In addition the Company paid an aggregate of $277,102 and issued an aggregate of 17,572 warrants to purchase common stock to certain selling agents. The warrants issued to the selling agents were immediately exercisable at $15.00 per share and expired five years after issuance. The selling agent warrants had a fair value of $167,397 on the date of issuance and this amount was recorded as a cost of raising capital.

The material terms of the Series A Convertible Preferred Stock consist of:

1)  Dividends.  Holders of the Series A Convertible Preferred Stock shall be entitled to receive cumulative dividends at the rate per share of 4% per annum, payable quarterly on March 31, June 30, September 30 and December 31, beginning with September 30, 2005. Dividends shall be payable, at the Company’s sole election, in cash or shares of common stock. As of December 31, 2012 and 2011, the Company had recorded $191,200 and $152,960, respectively, was in accrued cumulative unpaid preferred stock dividends, included in Accrued Expenses in the Company’s consolidated balance sheets, and $38,240 was recorded for each of the years ended December 31, 2012 and 2011.

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

5)  Registration Rights.  In connection with the offer and sale of the Series A Convertible Preferred Stock the Company also entered into a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement covering the resale of the common stock attributable to conversion of Series A Convertible Preferred Stock and the shares of common stock issuable upon exercise of the preferred warrants, within 30 days of the closing date and declared effective by October 25, 2005. In the event a registration statement covering such shares of common stock was not filed within 30 days of the closing date, the Company would pay to the investors an amount equal to 0.125% of the gross proceeds raised in the Offering for each 30 day period that the registration statement was not filed. In the event a registration statement covering such shares of common stock was not declared effective by October 25, 2005 Company will pay to the investors, at the Company’s option in cash or common stock, an amount equal to 1% of the gross proceeds raised in the Offering for each 30 day period that the registration statement was not declared effective by the SEC. The registration statement was filed on August 1, 2005 and was not declared effective until March 17, 2006. The resulting liquidated damages of $181,279 related to the registration statement not being declared effective until March 17, 2006 was recorded in the amounts of $62,601 and $118,678 during the years ended January 31, 2007 and 2006, respectively, as other expense. These amounts were paid in full as of January 31, 2007.

6)  Subsequent Equity Sales.  The conversion price is subject to adjustment for dilutive issuances for a period of 12 months beginning upon registration of the common stock underlying the Series A Convertible Preferred Stock. The relevant registration statement became effective March 17, 2006 and during the following twelve month period the conversion price was adjusted to $9.60 per share.

7)  Automatic Conversion.  Beginning July 13, 2006, if the price of the common stock equals $25.80 per share for 20 consecutive trading days, and an average of 8,333 shares of common stock per day shall have been traded during the 20 trading days, the Company shall have the right to deliver a notice to the holders of the Series A Convertible Preferred Stock, to convert any portion of the shares of Series A Convertible Preferred Stock into shares of Common Stock at the conversion price. As of the date of these financial statements, such conditions have not been met.

As per ASC 470-20 “Application of Issue 98-5 to Certain Convertible Instruments” the Company evaluated if the instrument had a beneficial conversion feature. The cash purchase and existing conversion rights were found to contain a beneficial conversion feature totaling $792,956 and the preferred stock was further discounted by this amount. The beneficial conversion amount was then accreted back to the preferred stock because the preferred stock was 100% convertible immediately. The total amount accreted back to the preferred as a dividend and charged to Deficit Accumulated during Development Stage was $792,956.

The fair value of the warrants issued in connection with this transaction was $567,085 on the date of issuance. This amount was recorded as a liability in accordance with ASC 815-40 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” because the cash liquidated damages were unlimited, which was tantamount to a cash settlement. These warrants have been marked-to-market and the liability has been adjusted with a corresponding charge or benefit recorded in the statement of operations through October 31, 2006. As of November 1, 2006, the Company early adopted ASC 825-20 “Registration Payment Arrangements” which allows for registration payment arrangements to be accounted for separately in accordance with ASC 450” Contingencies”. Therefore, the financial instrument subject to the registration payment arrangement shall be recognized and measured without regard to the contingent obligation to transfer consideration pursuant to registration payment arrangement. As a result of the adoption of ASC 825-20, the Company reclassified the liability related to these warrants, ($111,700 at November 1, 2006) to equity in the amount of $567,085, with the remainder of $455,385 being adjusted to accumulated deficit. There were no additional liquidated damages required to be accrued as of January 31, 2007. Since inception to date, the Company recorded a net benefit for the change in fair value of this derivative financial instrument of $455,385.

During the twelve months ended January 31, 2007, 174,000 shares of Series A Convertible Preferred Stock were converted into 137,739 shares of common stock. During the eleven months ended December 31, 2007, an additional 7,500 shares of preferred stock were converted into 7,813 shares of common stock. As of

December 31, 2012 and 2011 there remained 95,600 shares of Series A Convertible Preferred Stock outstanding.

Convertible Debentures

On November 14, 2006, the Company sold $2,225,500 aggregate principal amount of newly authorized 6% convertible debentures due November 14, 2008 (the “Debenture” or “Debentures”) and issued warrants for the purchase of 674,394 shares of the Company’s common stock at an exercise price of $4.20 per share, subject to adjustment for certain dilutive issuances and are exercisable at any time on or prior to the sixth anniversary date of issuance. The debentures paid interest at the rate of 6% per annum, payable semi-annually on April 1 and November 1 of each year beginning November 1, 2007. The Company may, in its discretion, elect to pay interest on the Debentures in cash or in shares of its common stock, subject to certain conditions related to the market for shares of its common stock and the registration of the shares issuable upon conversion of the Debentures under the Securities Act. The debentures were convertible at any time at the option of the holder into shares of the Company’s common stock at an initial price of $3.30 per share, subject to adjustment for certain dilutive issuances. As a result of the October 2007 private placements the anti-dilution provisions in the Debentures and the warrants were triggered. As a result, the conversion price of the debentures and the exercise price of the warrants were reduced to $3.00 per share and the number of common shares issuable upon conversion of the debentures and exercise of the warrants increased to 741,833 and 944,152, respectively.

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

In connection with the debenture transaction, the Company issued a warrant to a finder, exercisable for 27,425 units, consisting of one share of common stock and one six-year warrant to purchase one share of common stock at an initial exercise price of $4.20 per share, subject to certain adjustments. The initial exercise price of the warrant was $3.30 per unit, subject to certain adjustments. The estimated fair value of the warrant of $167,856 on the date of issuance was amortized to interest expense utilizing the interest method through the maturity date of the debentures, November 14, 2008.

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

Pursuant to the Forbearance Agreement, the Company issued 906,245 shares of its common stock to the Debenture holders in full settlement of amounts claimed due for interest, penalties, late fees and liquidated damages totaling $2,042,205. The fair value of the shares on January 30, 2009 was $1.92 based on quoted market prices totaling $1,739,959. The difference between the carrying value of the interest, penalties, late fees and liquidated damages and the fair value of the shares of $302,246 was recorded as settlement costs on the statement of operations.

The aggregate initial principal amount of $2,170,500 plus two additional issuances of $164,550 in 2009 due under the Debentures remained outstanding totaling $2,335,050. Other significant provisions of the Forbearance Agreement included the following:

•                  an extension of the Debentures’ maturity date to December 31, 2010;

•                  an increase in the interest rate payable on the Debentures from 6% to 11%;

•                  the payment of interest in the form of Company common stock on a quarterly basis;

•                  rights of certain holders of a majority of the Debentures regarding the appointment of two persons to the Company’s Board of Directors;

•                  conditions regarding the determination of compensation to be paid to the Company’s officers and directors; and

•                  a total of 1,013,961 shares of common stock purchase warrants, expiring November 14, 2012, continued to be outstanding.

The carrying value of the Debentures before modification in the amount of $2,335,050 was exchanged for the fair value of the new debt in the amount of $1,910,710 and the difference of $424,299 was recorded as a gain in the statement of operations.

On July 18, 2011 the Company settled with the holders of the Debentures by converting the amounts outstanding by issuing 778,350 shares of common stock pursuant to a note and warrant agreement and the Company issued an additional 77,835 shares of common stock to the Debenture Holders as consideration to extinguish their debt. This resulted in a $1.2 million gain on extinguishment based on the fair value of the stock being $1.32 a share as of the date of the transaction. In addition, the 1,013,961 warrants, originally issued in 2006 with the Debentures with an expiration date of November 12, 2012, were exchanged for 1,013,961 new warrants with a new expiration date of December 31, 2018. The additional charge for this modification to the expiration date was $581,503 which offset the gain, resulting in a net gain on extinguishment of $623,383 for year ended December 31, 2011 on the Consolidated Statements of Operations.

During the years ended December 31, 2011, 2010 and inception through December 31, 2012, the Company incurred interest expense of $128,421, $256,856, and $1,325,372, respectively, that was paid in 209,980 shares. The total value of the shares was $629,939 based on the stock price allocation in the fair value of the price protected units issued during the years ended December 31, 2011 and 2010. The difference in the fair value of the consideration given and the amounts due to the Debenture holders was $71,791, $141,271 and $316,402 for the years ended December 31, 2011, 2010, and from inception (August 4, 1999) to December 31, 2011, respectively, which was recorded as a reduction of the interest expense in the Company’s Consolidated Statements of Operations.

The 1,013,961 warrants had registration rights and in accordance with ASC 815 “Derivatives and Hedging,” (“ASC 815”), we have determined that these warrants were derivative liabilities. The fair value of these warrants on January 1, 2009, the date of adoption of ASC 815, was $884,277. This derivative liability has been marked to market at the end of each reporting period since January 1, 2009. The change in fair value for the years ended December 31, 2012, 2011 and inception (August 4, 1999) to December 31, 2012 was a loss of $5,258,133, a gain of $35,127, and a loss of $4,763,420, respectively. The losses for year ended December 31, 2011 and the gain from inception (August 4, 1999) to December 31, 2012 exclude the $581,503 charge for the modification in the change in fair value of the derivative liability on the Consolidated Statements of Operations.

Former Chief Executive Warrants

On November 14, 2006, the Company also issued to the Company’s former Chief Executive (the “holder”) and the lead investor in the Debenture financing, a warrant to purchase up to an aggregate of 583,333 units, containing one share of its common stock and one warrant, at an initial purchase price of $3.30 per unit; provided, on or prior to the time of exercise, the Company receives an aggregate of $5.0 million of financing (“the financing condition”) in addition to the above. If the financing condition was not attained on or before May 17, 2007, these lead investor’s warrants would terminate and be of no further force or effect.

On November 30, 2006 the Company amended the November 14, 2006 warrant to allow the holder to purchase until December 31, 2007 up to an aggregate of 1,060,606 units, each containing one share of common stock and one common stock purchase warrant, at an initial purchase price of $3.30 per unit; provided, on or prior to the time of exercise, the Company attained the Financing Condition. The common stock purchase warrants had an initial exercise price, subject to certain adjustments, of $4.20 per share and were exercisable at any time prior to the sixth anniversary date of the grant. If the Financing Condition was not fulfilled on or before August 31, 2007, the amended and restated warrant would terminate and be of no further force or effect.

On November 30, 2006, the Company also entered into a warrant and put option agreement with the Company’s former Chief Executive. The warrant and put option agreement allowed the holder thereof to purchase up to 454,545 additional units as described above until December 31, 2007, at an initial purchase price of $3.30 per unit, provided, on or prior to the time of exercise, the Financing Condition was attained. The fair value of this warrant at the date of grant was $2,108,647. Upon written notice from the Company at any time after June 1, 2007 and ending the earlier of the satisfaction of the Financing Condition or December 31, 2007, the holder would, within 30 days from the date designated in the notice, purchase the number of Units specified in such notice up to the Maximum Put Amount divided by the applicable exercise price. The Maximum Put Amount was defined as the sum of $5,000,000 less the amount from the sale of securities during the period beginning on December 1, 2006 to the date of measurement including any such sales pursuant to the Company’s prior exercise in part of the put option on or before August 31, 2007. In no event shall the Maximum Put Amount exceed $500,000 in a period of thirty calendar days or $1,500,000 in the aggregate. If the Financing Condition was not fulfilled on or before August 31, 2007, the warrant and put option agreement would terminate and be of no further force or effect. Because the performance condition related to the above was not met, no expense was recorded by the Company.

On August 29, 2007, the Company and the former Chief Executive of the Company entered into an amendment (the “Amendment”) to the Warrant and Put Option Agreement originally dated as of November 30,

2006 pursuant to which the Amendment extended the date the holder of the warrant has the right to purchase up to an aggregate 454,545 units, each containing one share of common stock and one common stock purchase warrant, at an initial purchase price of $3.30 per unit to June 30, 2008 from December 31, 2007. Such warrant was only exercisable, provided, on or prior to the time of exercise, the Financing Condition was attained. The Amendment also extended the date the Financing Condition must be met to February 29, 2008 from August 31, 2007. If the Financing Condition had not been met on or before such date, the Warrant and Put Option Agreement would terminate and be of no further force or effect.

In addition, on August 29, 2007, the Company and the former Chief Executive entered into an amendment (the “Amended Warrant Agreement”) to the Amended and Restated Warrant Agreement originally dated as of November 30, 2006 pursuant to which the Amended Warrant Agreement extended the date the holder of the warrant had the right to purchase up to an aggregate 1,060,606 units, each containing one share of common stock and one common stock purchase warrant, at an initial purchase price of $3.30 per unit to June 30, 2008 from December 31, 2007. The Amended Warrant Agreement also extended the date the Financing Condition must be met to February 29, 2008 from August 31, 2007. If the Financing Condition had not been met on or before such date, the Amended and Restated Warrant Agreement shall terminate and be of no further force or effect.

In connection with the June 12, 2008 financing, the Company entered into Amendment No. 7, dated as of June 12, 2008, to the Warrant and Put Option Agreement originally dated as of November 30, 2006. This Amendment No. 7 extended to September 1, 2008, the date on which the Company may, at its sole discretion, exercise a put option (the “Put Option”) to require the former Chief Executive (who is the Lead Investor under the warrant agreement) to invest in the Company up to an additional $1,500,000 for the purchase of common stock at a purchase price of $3.30 per share (the “Shares”). The Amendment No. 7 also credits the former Chief Executive with amounts raised to reduce his obligation under the Put Option, so that the Put Option obligation is, as of this time, reduced to $1,150,000. This extension of the put option did not have any impact on the Company’s financial statements. See Note 11, Related Party Transactions.

Concurrent with completing the Forbearance Agreement, See Note 5 — Convertible Debentures above, the Company and Dr. Gianluigi Longinotti-Buitoni, the Company’s former Chief Executive, entered into a mutual release agreement under which each party delivered general releases of the other, including releases of the Company from contracts and claims related to Dr. Longinotti-Buitoni’s service to the Company and a release by the Company of its rights under the Warrant and Put Option Agreement between the parties originally dated as of November 30, 2006, as amended (the “Warrant Agreement”), including any rights resulting from the October 2, 2007 exercise by the Company of its put option under the Warrant Agreement.

6. Stock Option Plan

In June 2004 the Company adopted the Trovagene Stock Option Plan, as amended (the “Plan”). The Plan authorizes the grant of stock options to directors, eligible employees, including executive officers and consultants. Generally, vesting for options granted under the Plan is from three to four years, and options expire after a 10-year period. Options are granted at an exercise price not less than the fair market value at the date of grant.

On April 4, 2006, at the Company’s annual meeting, stockholders approved a proposal to increase the number of shares available for grant under the Plan from 833,333 to 2,000,000. In December 2009, the Board authorized an increase in the number of shares to be issued pursuant to the 2004 Stock Option Plan, as amended, from 2,000,000 to 3,666,667. The options granted under the Plan may be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended or non-qualified stock options at the discretion of the Board of Directors.

On May 24, 2005, the Compensation Committee, in recognition of the substantial time and effort to the Company’s affairs during the prior twelve months by each of Gabriele M. Cerrone, former Co-Chairman, L. David Tomei, former Co-Chairman and President of SpaXen Italia, srl, our former joint venture with the Spallanzani National Institute for Infectious Diseases in Rome, Italy, Samuil Umansky, former President and the late Hovsep Melkonyan, former Vice President, Research, accelerated the vesting of outstanding stock options dated June 24, 2004 previously granted to each such officers in the amounts of 175,000, 168,750, 168,750 and 112,500, respectively, so that such options vested as of May 24, 2005. The acceleration did not result in the affected employees (Mr. Umansky and Mr. Melkonyan) being able to exercise options that would have otherwise expired unexercised, therefore no change to the original accounting treatment was required under ASC 505-50 “Equity-Based Payments to Non-Employees.”

In addition, in May of 2005 the Compensation Committee granted additional nonqualified stock options to Messrs. Cerrone, Tomei, Umansky and Melkonyan in the amounts of 40,000, 42,500, 37,500 and 12,500, respectively, pursuant to the Plan, as an additional incentive to perform in the future on behalf of the Company and its stockholders. Such options were exercisable at $15.00 per share with 33 1/3% of the options granted to each officer vesting on each of the first three anniversaries of the date of grant. The options pertaining to Messer’s Umansky and Melkonyan remain valid and exercisable until their expiration date of May 2015 as stipulated in the 2010 settlement agreement (see Note 10). The options for Messrs. Cerrone and Tomei were fully vested by May of 2008. Mr. Tomei left the Company in November 2006, and in accordance with his stock option agreement his options expired in November 2010. The stock based compensation expense for all of the options issued in May 2005 totaled $1,045,846 for the three years ended December 31, 2008 and inception to December 31, 2011.

The acceleration of these options fixed the measurement date prior to the original vesting therefore the Company expensed the remaining balance of deferred stock based compensation attributable to those options totaling $3,197,694 during the year ended January 31, 2006.

On June 1, 2007, Gianluigi Longinotti-Buitoni, the Company’s former Chief Executive, and Dr. David Sidransky, an independent director, entered into consulting agreements with the Company wherein they would provide strategic planning, fund raising, management, and technology development services over a three year period beginning June 1, 2007. Compensation would be in form of options to purchase 166,667 and 106,667 shares, respectively, of common stock at an exercise price of $4.74 per share for a period of ten years. Such options vested in varying amounts depending upon level of assistance the individuals provided to the Company and the attainment of certain revenue and per share value thresholds. The fair value of these options as of the date of the grant, assuming Mr. Buitoni and Dr. Sidransky provided assistance to the Company over a three year period and all thresholds were attained, were approximately $358,000 and $229,000 for Messers. Longinotti-Buitoni and Sidransky, respectively, utilizing the Black-Scholes model.The stock based compensation expense recorded was $0 for the years ended December 31, 2010 and 2009 and for inception to date has been approximately $179,000 and $115,000 for Mr. Buitoni and Dr. Sidransky, respectively. On November 19, 2008, Mr. Buitoni and Dr. Sidransky resigned their positions as members of the Board of Directors. All previously unvested options, which numbered 111,111 and 71,111 for Mr. Buitoni and Dr. Sidransky, respectively, were terminated on this date.

In November 2010, Mr. Umansky and the estate of the late Mr. Melkonyan, settled their employment lawsuits against the Company which included the issuance of stock options. See Note 10.

Stock-based compensation has been recognized in operating results as follows:

	Years ended December 31,
	2012	2011
In research and development expenses	$136,148	$10,828
In general and administrative expenses	395,992	240,150
Total stock based compensation	$532,140	$250,978

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the years indicated below:

	Years ended December 31,
	2012	2011
Risk-free interest rate	.62% - 1.04%	.85% - 2.48%
Dividend yield	—	—
Expected volatility	90%-97%	90%
Expected term (in years)	5.0 yrs	5.0 yrs
Stock price	$0.50 - $4.87	$1.32

Risk-free interest rate—Based on the daily yield curve rates for U.S. Treasury obligations with maturities which correspond to the expected term of the Company’s stock options.

Dividend yield—Trovagene has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

Expected volatility—Based on the historical volatility of a group of peer companies with attributes similar to Trovagene.

Expected term—Trovagene has had only one stock options exercised since inception. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, (“SAB No. 107”), which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options. Under SAB No. 107, options are considered to be “plain vanilla” if they have the following basic characteristics: (i) granted “at-the-money”; (ii) exercisability is conditioned upon service through the vesting date; (iii) termination of service prior to vesting results in forfeiture; (iv) limited exercise period following termination of service; and (v) options are non-transferable and non-hedgeable.

Forfeitures—ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Trovagene estimated future unvested option forfeitures based on historical experience of 20%.

The weighted-average fair value per share of all options granted during the years ended December 31, 2012 and 2011, estimated as of the grant date using the Black-Scholes option valuation model was $2.12 and $0.72 per share, respectively.

The unrecognized compensation cost related to non-vested employee stock options outstanding at December 31, 2012 and December 31, 2011 was $1,239,552 and $653,495, respectively. The weighted-average remaining contractual term at December 31, 2012 for options outstanding and vested options was 6.9 and 4.5 years, respectively.

A summary of stock option activity and of changes in stock options outstanding is presented below:

	Number of Options	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2010	2,409,609	$3.00 - $15.00	$5.40	$143,500
Granted	737,833	$3.00	$3.00
Exercised	—	—	—
Forfeited	(721,250)	$3.00	$3.00
Balance outstanding, December 31, 2011	2,426,192	$3.00 - 15.00	$5.22	$—
Granted	1,294,668	$0.50-$4.87	$3.74	$3,044,166
Exercised	(200)	$3.00	$3.00
Forfeited	(9,357)	$3.00	$3.00
Balance outstanding, December 31, 2012	3,711,303	$2.84-$15.00	$4.69	$8,301,484
Exercisable at December 31, 2012	1,831,671	$3.00-$15.00	$5.92	$1,854,174

ASC Topic 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to Trovagene’s accumulated deficit position, no tax benefits have been recognized in the cash flow statement.

7. Derivative Financial Instruments

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

The range of assumptions used to determine the fair value of the warrants valued using the Black-Scholes option pricing model during the periods indicated was:

	Year ended December 31, 2012	Year ended December 31, 2011
Estimated fair value of warrant	$0.02 to $5.93	$3.00 to $15.00
Expected warrant term	10 months to 6 years	5 years
Risk-free interest rate	.06%-1.54%	1.07% - 1.23%
Expected volatility	90%-97%	90%
Dividend yield	0%	0%

Expected volatility is based on the volatility of a peer group of companies with attributes similar to Trovagene. The warrants have a transferability provision and based on guidance provided in SAB 107 for instruments issued with such a provision, Trovagene used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates consistent with the expected remaining term of the warrants at each balance sheet date.

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance, valued using the Black- Scholes option pricing method, for the periods indicated:

Date	Description	Number of Warrants	Derivative Instrument Liability
12/31/2010	Balance of derivative financial instruments liability	1,103,727	$609,155
3/31/2011	Change in fair value of warrants during the quarter recognized as income in the statement of operations	—	$(141,193)
3/31/2011	Balance of derivative financial instruments liability	1,103,727	$467,962
6/30/2011	Change in fair value of warrants during the quarter recognized as income in the statement of operations	—	$(143,555)
6/30/2011	Balance of derivative financial instruments liability	1,103,727	$324,407
9/30/2011	Change in fair value of warrants during the quarter recognized as a loss in the statement of operations	—	$555,730
9/30/2011	Balance of derivative financial instruments liability	1,103,727	$880,137
12/31/2011	Change in fair value of warrants during the quarter recognized as a loss in the statement of operations	—	$114,490
12/31/2011	Balance of derivative financial instruments liability	1,103,727	$994,627
3/31/2012	Change in fair value of warrants during the quarter recognized as loss in the statement of operations	—	$51,340
3/31/2012	Balance of derivative financial instruments liability	1,103,727	$1,045,967
6/30/2012	Change in fair value of warrants during the quarter recognized as loss in the statement of operations	—	$2,180,891
6/30/2012	Balance of derivative financial instruments liability	1,103,727	$3,226,858
9/30/2012	Change in fair value of warrants during the quarter recognized as a gain in the statement of operations	—	$(388,750)
9/30/2012	Balance of derivative financial instruments liability	1,103,727	$2,838,108
12/31/2012	Change in fair value of warrants during the quarter recognized as a loss in the statement of operations	(16,667)	$3,414,652
12/31/2012	Balance of derivative financial instruments liability	1,087,060	$6,252,760

During the year ended 2011 and through May 2012, the Company issued 713,784 and 1,048,175 units, respectively, at $3.00 per unit. The units had a per unit price protection clause whereby from the date of issuance until the earlier of (i) thirty months from the final Closing or (ii) the closing date of a Subsequent Financing which generates within a one year period an amount equal to or in excess of $5,000,000, if the Company shall issue any Common Stock or Common Stock Equivalents, in a Subsequent Financing at an effective price per share less than the Per Unit Purchase Price, the Company shall issue to such the number of additional Units equal to (a) the Subscription Amount Investor at the Closing divided by the Discounted Purchase Price, less (b) the Units issued to such Investor at the Closing. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Contracts in Entity’s Own Equity, Trovagene has determined that these price protected units issued in connection with the private placements must be recorded as derivative liabilities with a charge to additional paid in capital. The price protected unit’s warrants had an exercise price of $3.00 per share and had expiration dates ranging from June 30, 2014 to December 31, 2018. The fair value of these price protected units was estimated using the binomial option pricing model. The binomial model requires the input of variable inputs over time, including the expected stock price volatility, the expected price multiple at which unit holders are likely to exercise their warrants and the expected forfeiture rate. The Company uses historical data to estimate forfeiture rate and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the warrant. However, the completion of the underwritten public offering on May 30, 2012 removed the condition which required these warrants to be treated as derivative liabilities.  Accordingly, the fair value of these warrants were marked to market through May 30, 2012 and then reclassified from a liability to additional paid in capital.

In addition, during the fourth quarter of 2012, the Company issued a total of 1,288,650 units at $4.00 per unit. The units had a per unit price protection clause whereby from the date of issuance until the earlier of (i) forty-eight months from the final Closing or (ii) the closing date of a Subsequent Financing which generates within a one year period an amount equal to or in excess of $10,000,000, if the Company shall issue any Common Stock or Common Stock Equivalents, in a Subsequent Financing at an effective price per share less than the Per Unit Purchase Price, the Company shall issue to such the number of additional Units equal to (a) the Subscription Amount Investor at the Closing divided by the Discounted Purchase Price, less (b) the Units issued to such Investor at the Closing. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Contracts in Entity’s Own Equity, Trovagene has determined that these price protected units issued in connection with the private placements must be recorded as derivative liabilities with a charge to additional paid in capital. The price protected unit’s warrants had an exercise price of $5.32 per share and had expiration dates five years from date of issuance. The fair value of these price protected units was estimated using the binomial option pricing model. The binomial model requires the input of variable inputs over time, including the expected stock price volatility, the expected price multiple at which unit holders are likely to exercise their warrants and the expected forfeiture rate. The Company uses historical data to estimate forfeiture rate and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the warrant. The purchase price paid by the investors for 1,105,000 of the units sold in the fourth quarter of 2012 was $4.00 each, determined by the market price on NASDAQ.  The warrants expire after five years and are exercisable at $5.32 per share. The Company paid $24,989 in cash for a finder’s fee. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Trovagene has determined that the warrants issued in connection with these private placements should be recorded as derivative liabilities at the time of issuance since they are all price protected (Note 5).  The fair value of the warrants on the date of issuance was $1,031,281. This derivative liability has been marked to market at the end of the reporting period.

The fair value of the warrants granted during the two years ended December 31, 2012 was estimated using the following weighted average assumptions:

	2012	2011

Range of risk-free interest rates	0.53% to 1.61%	1.35% to 2.80%
Range of expected volatility	90%- 97%	90%
Expected fair value of the stock	$0.25 - $3.21	$1.38 - $1.50
Expected warrant term	2 years to 6.75 years	5 years

The weighted average remaining contractual term of all of the Company’s warrants outstanding at December 31, 2012 and 2011 was approximately five and seven years, respectively.

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance, valued using the Binomial option pricing method, for the periods indicated:

Date	Number of Price Protected Units	Derivative Liability For Issued Units	Change In Fair value of Derivative Liability For Previously Outstanding Price Protected Units	Ending Balance Derivative Liability
December 31, 2010	1,273,276	$1,623,406	$(146,623)	$1,476,783
Fair value of new warrants issued during the year	1,048,175	1,343,877	—	2,820,660
Change in fair value of warrants during the year	—	—	25,357	2,846,017
December 31, 2011	2,321,451	2,967,283	(121,266)	2,846,017
Correction of error	(224,087)	(274,967)	—	2,571,050
Fair value of new warrants issued during the year	1,921,984	1,796,610	—	4,367,660
Reclassification of derivative liability to equity	(2,730,698)	(3,317,463)	—	1,050,197
Change in fair value of warrants during the year	—	—	1,462,671	2,512,868
December 31, 2012	1,288,650	$1,171,463	$1,341,405	$2,512,868

The total derivative liability for the Company at December 31, 2012 and 2011 was $8,765,628 and $3,840,644, respectively.

During the quarter ended March 31, 2012 the Company recorded an adjustment of approximately $275,000 to derivative liabilities based on a correction to the number of previously issued price protected units. The effect of this correction on the statement of operations for the quarter ended March 31, 2012 and the year ended December 31, 2012 was deminimus.

8. Fair Value Measurements

The following table presents the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2012 and 2011:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Derivative liabilities related to Warrants	$—	$—	$8,765,628	$8,765,628

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Derivative liabilities related to Warrants	$—	$—	$3,840,644	$3,840,644

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the years ended December 31, 2012 and 2011:

Description	Balance at December 31, 2011	Correction of error	Fair Value of Warrants Reclassified to Additional Paid in Capital	Fair value of New Warrants Issued During the Period	Unrealized (gains) or losses	Balance as of December 31, 2012
Derivative liabilities related to Warrants	$3,840,644	$(274,967)	$(3,317,463)	$1,796,609	$6,720,805	$8,765,628

Description	Balance at December 31, 2010	Fair Value of warrants upon issuance	Unrealized (gains) or losses		Balance as of December 31, 2011
Derivative liabilities related to Warrants	$2,085,938	$1,343,876	$410,830	(1)	$3,840,644

(1)                                 Includes $581,503 of loss on modification of the debt as a result of the warrant expiration extension. Without this loss, the gain on the change in fair value for the year ended December 31, 2011 totaled $170,673. See Note 5.

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

9. Income Taxes

At December 31, 2012, Trovagene has federal net operating loss carryforwards (NOLs) of approximately $27.9 million, which, if not used, expire beginning in 2021.  Trovagene also has California NOLs of approximately $8.7 million which begin to expire in 2021 and New Jersey NOLs of $21.6 million which begin to expire on January 31, 2013.  Trovagene also has R&D credits available for federal and

California purposes for $319,000 and $60,000, respectively.  The federal R&D credits will begin to expire January 31, 2025.  The utilization of these NOLs and R&D tax credits is subject to limitations based on past and future changes in ownership of Trovagene pursuant to Internal Revenue Code Section 382. The Company has determined that ownership changes have occurred for Internal Revenue Code Section 382 purposes and therefore, the ability of the Company to utilize its NOLs is limited.

Significant components of the Company’s deferred tax assets as of December 31, are shown below:

	Years ended December 31,
	2012	2011
Deferred tax assets
Tax loss carryforwards	$10,913,700	$9,358,900
R&D credits and other tax credits	123,300	—
Stock based compensation	723,900	471,900
Other	65,000	3,000
Total deferred tax assets	11,825,900	9,833,800
Valuation allowance	(11,825,900)	(9,833,800)

Net deferred tax asset	$—	$—

Trovagene records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to Trovagene’s ability to continue as a going concern and utilize its deferred tax assets, the Company recorded a valuation allowance against the deferred tax.

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

10. Commitments and Contingencies

Research Agreement

On June 27, 2012, the Company entered into a research agreement with University of Texas MD Anderson Cancer Center (“MDACC”) to provide samples and evaluate methods used by the Company in identification of pancreatic cancer mutations.  Under this agreement, the Company has committed to pay $90,400 for the services performed by the University.  As of December 31, 2012, $45,240 has been paid to MDACC under this agreement.

License Agreements

On May 10, 2006, the Company entered into a license agreement with Drs. Falini and Mecucci, wherein it obtained the exclusive rights for the genetic marker for Acute Myeloid Leukemia (AML) and intends to utilize these rights for the development of new diagnostic tools. In connection with this agreement, the Company paid $70,000 to Drs. Falini and Mecucci and is obligated to pay royalties of 6% of royalty revenues and/or 10% of any sublicense income. During the years ended December 31, 2012, 2011, and from inception (August 4, 1999) to December 31, 2012, the Company recorded royalty expenses of approximately $26,000, $0, and $49,000, respectively.

Additionally, the Company paid $100,000 and issued warrants for the purchase of 16,667 shares of common stock at $10.80 per share as a finder’s fee to an independent third party. These warrants had a value of $101,131 on the date of issuance utilizing the Black- Scholes model and expire June 29, 2014. All such payments and the value of the warrants were immediately expensed as research and development expenses.

During August 2007, the Company signed a sublicensing agreement with IPSOGEN SAS, a leading molecular diagnostics company with operations in France and the United States for the co-exclusive rights to develop, manufacture and market, research and diagnostic products for the stratification and monitoring of patients with acute myeloid leukemia (AML). Upon execution of this agreement, IPSOGEN paid an initial licensing fee of $120,000 and may make milestone payments upon the attainment of certain regulatory and commercial milestones. IPSOGEN will also pay the Company a royalty on any net revenues during the term of the agreement, subject to certain minimums. The term of the license ends on October 28, 2025 which is the date of expiration of the issued patent rights. During the years ended December 31, 2012, 2011, and from inception (August 4, 1999) to December 31, 2012, the Company recorded royalty, milestone and license fee revenues of approximately $180,000, $50,000, and $427,000, respectively. The Company has no license fee expense during the years ended December 31, 2012, 2011 and from inception (August 4, 1999) to December 31, 2012, the Company recorded license fee expenses of approximately $4,000.

In October 2007, the Company signed a sublicensing agreement with ASURAGEN, Inc. for the co-exclusive rights to develop, manufacture and market, research and diagnostic products for the stratification and monitoring of patients with AML. ASURAGEN paid an initial licensing fee of $120,000 upon execution of the agreement and may make future payments to the Company upon the attainment of certain regulatory and commercial milestones. ASURAGEN will also pay the Company a royalty on any net revenues during the term of the agreement, subject to certain minimums. The term of the license ends on October 28, 2025 which is the date of expiration of the issued patent rights. During the years ended December 31, 2012, 2011, and from inception (August 4, 1999) to December 31, 2012, the Company recorded royalty and license fee revenues of approximately $50,000, $50,000, and $405,000, respectively. During the years ended December 31, 2012 and 2011, the Company had no license fee expenses related to this agreement, and from inception (August 4, 1999) to December 31, 2012, the Company recorded license fee expenses of approximately $16,000.

In January 2008, the Company signed a sublicensing agreement with Warnex Medical Laboratories for the non-exclusive rights to develop and market lab testing services for nucleophosmin protein (“NPM1”), for the diagnosis and monitoring of patients with AML. Warnex Medical Laboratories will pay the Company a royalty on any net revenues during the term of the agreement. The Company has not received any royalty and license fee revenues nor recorded any license fee expenses in connection with this license agreement.

In August 2008, the Company signed a sublicensing agreement with LabCorp for the non-exclusive rights to develop and market lab testing services for NPM1, for the diagnosis and monitoring of patients with AML.  LabCorp paid an initial licensing fee of $20,000 upon execution of the agreement. LabCorp will also pay the Company a royalty on any net revenues during the term of the agreement, subject to certain minimums. The term of the license ends August 25, 2018. During the years ended December 31, 2012, 2011, and from inception (August 4, 1999) to December 31, 2012, the Company recorded royalty and license fee revenues of approximately $5,000, $20,000, and $72,000, respectively. During the years ended December 31, 2012, 2011, and from inception (August 4, 1999) to December 31, 2012, the Company has not recorded any license fee expenses.

On October 29, 2008, the Company signed a licensing agreement with Sequenom, Inc. for the rights to three patents for the methods for detection of nucleic acid sequences in urine. Sequenom paid an initial licensing fee of $1 million upon execution of the agreement. Sequenom also agreed to pay the Company a royalty on any net revenues during the term of the agreement, subject to certain minimums. As the agreement was terminated in March 2011, there were no revenues related to the agreement for the year ended December 31, 2012.  During the year ended December 31, 2011, and from inception (August 4, 1999) to December 31, 2012, the Company recorded royalty and license fee revenues of approximately $40,000, and $1,179,000, respectively. During the years ended December 31, 2012 and 2011, and from inception (August 4, 1999) to December 31, 2012, the Company has not recorded any license fee expenses.

In December 2008, the Company signed a sublicensing agreement with InVivoScribe Technologies, Inc. for the non-exclusive rights to develop and market lab testing services for NPM1 for the diagnosis and monitoring of patients with AML. InVivoScribe Technologies paid an initial licensing fee of $10,000 upon execution of the agreement. InVivoScribe Technologies will also pay the Company a royalty on any net revenues during the term of the agreement, subject to certain minimums. The term of the license ends on October 28, 2025 which is the date of expiration of the issued patent rights. During the years ended December 31, 2012, 2011, and from inception (August 4, 1999) to December 31, 2011, the Company recorded royalty and license fee revenues of approximately $27,000, $20,000 and $57,000, respectively. During the years ended December 31, 2012, 2011, and from inception (August 4, 1999) to December 31, 2012, the Company has not recorded any license fee expenses.

In June 2010, the Company signed a sublicensing agreement with Skyline Diagnostics BV for the non-exclusive rights to develop, commercialize and market, research and diagnostic laboratory services for the stratification and monitoring of patients with AML. Skyline Diagnostics BV paid an initial licensing fee of $10,000 upon execution of the agreement and may make future payments to the Company upon the attainment of certain regulatory and commercial milestones. Skyline Diagnostics BV will also pay the Company a royalty on any net revenues during the term of the agreement, subject to certain minimums. The term of the license ends on October 28, 2025 which is the date of expiration of the issued patent rights. During the years ended December 31, 2012, 2011, and from inception (August 4, 1999) to December 31, 2012, the Company recorded royalty and license fee revenues of approximately $0, $30,000 and $40,000, respectively. During the years ended December 31, 2012, 2011, and from inception (August 4, 1999) to December 31, 2011, the Company has not recorded any license fee expenses.

In January, 2011, the Company entered into an asset purchase agreement with TTFactor S.r.l.for a hybridoma able to produce a monoclonal antibody targeting the NPM1 biomarker for $10,000. In addition the Company agreed to pay the seller of the hybridoma for a period of seven years commencing with the first sale of the antibody, annual royalties on a country by country basis in the aggregate amount of 10% of all royalties received by the Company from licensees pursuant to any licenses of rights to the antibody. In addition, the Company agreed to pay (i) 10% of all cash consideration received from licensees as an upfront license fee pursuant to any licenses of the product and (ii) 7% of all cash consideration received from licensees as milestone payments. The agreement may be terminated at any time by either Trovagene or the seller in case of non-fulfillment of the obligations of the agreement or by seller in case of non-compliance of us with respect to the royalty payments. For the years ended December 31, 2012 and 2011, and from inception (August 4, 1999) to December 31, 2012, no royalty expense, license fee or milestone payments have been recorded related to this agreement.

In February, 2011, the Company entered into a sublicense agreement with MLL Münchner Leukämielabor, or MLL for non-exclusive rights to develop and market laboratory testing services for NPM1 for the diagnosis and monitoring of patients with AML. MLL paid an initial license fee of $20,000 upon execution of the agreement and will also pay the Company a royalty on any net revenues during the term of the agreement, subject to certain minimums. MLL is obligated to pay a royalty with annual minimums of $15,000 for the first year and $20,000 thereafter. The term of the license ends on October 28, 2025 which is the date of expiration of the issued patent rights. For the years ended December 31, 2012, 2011 and from inception (August 4, 1999) to December 31, 2012, the Company recorded royalty and license fee revenues of $71,000, $35,000, and $106,000, respectively.

In July, 2011, the Company entered into a sublicense agreement with Fairview Health Services (“Fairview”) for the non-exclusive rights to develop and market laboratory testing services for NPM1 for the diagnosis and monitoring of patients with AML. Fairview paid an initial license fee of $10,000 upon execution of the agreement and will also pay the Company a royalty on any net revenues during the term of the agreement, subject to certain minimums. Fairview is obligated to pay a royalty with annual minimums of $1,000 each year. For the years ended December 31, 2012, 2011 and from inception (August 4, 1999) to December 31, 2012, the Company recorded royalty and license fee revenues of approximately $2,000, $10,000, and $12,000, respectively.

In October 2011, the Company entered into an exclusive license agreement with Gianluca Gaidano, Robert Foa and Davide Rossi for the patent rights to a specific gene mutation with respect to chronic lymphoblastic leukemia. In consideration of the license, the Company paid $1,000 as an upfront license fee and agreed to make royalty payments in the single digits on net sales if sales are made by the Company or a single digit royalty on sublicense income received by the Company if sales are made by sublicensees. The Company has an option to purchase the licensed patent rights in the event the licensor decides to sell such licensed patent rights. The license agreement shall continue until September 29, 2031 which is the date of the last to expire of the licensed patent rights covering the license product. The license agreement may also be terminated upon a material breach by any party or by the Company if it is determined that it is not commercially or scientifically appropriate to further develop the license product rights. For the years ended December 31, 2012 and 2011, and from inception (August 4, 1999) to December 31, 2012, no royalty expense has been recorded related to this agreement.

In December, 2011, the Company entered into an exclusive license agreement with Columbia University to license the patent rights to hairy cell leukemia biomarkers. In consideration of the license, the Company paid $1,000 as an upfront license fee and agreed to make royalty payments in the single digits on net sales if sales are made by the Company or a single digit royalty on sublicense income received by the Company if sales are made by sublicensees. The license agreement shall continue until May 10, 2021 which is the date of the last to expire of the licensed patent rights covering the license product. The license agreement may also be terminated upon a material breach by any party or by the Company if we determine that it is not commercially or scientifically appropriate to further develop the license product rights. For the years ended December 31, 2012 and 2011 and from inception (August 4, 1999) to December 31, 2012, no royalty expense has been recorded related to this agreement.

On September 12, 2012, the Company entered into a sublicense agreement with Quest Diagnostics for non-exclusive rights to develop and market laboratory testing services for NPM1 for the diagnosis and monitoring of patients with AML. Under this agreement, the Company has granted a license to certain NPM1 patents in exchange for a one time license fee of $20,000 due upon execution of the agreement and royalty payments on net sales of Quest Diagnostics and its affiliates.  As of December 31, 2012, no royalty payments have been received.

On September 13, 2012, the Company entered into a collaboration and license agreement with Strand Life Sciences related to the validation and commercial launch of a urine based DNA test for Human Papillomavirus (“HPV”).  Under this agreement, the Company has granted a license for use of its tests to Strand in exchange for royalty payments on net sales earned in the territory specified in the agreement.  As of December 31, 2012, no royalties have been received under this agreement.

On November 2, 2012, the Company entered into a sublicense agreement with Duke University and Duke University Health Systems for non-exclusive rights to develop and market laboratory testing services for NPM1 for diagnosis and monitoring of patients with AML.  Under this agreement, the Company has granted a license to certain NPM1 patents in exchange for a one time license fee of $5,000 due upon execution of the agreement and royalty payments on net revenues.  As of December 31, 2012, no royalty payments have been received.

On December 12, 2012, the Company entered into a sublicense agreement with Genoptix, Inc. for non-exclusive worldwide rights to develop and market laboratory testing services for NPM1 for diagnosis and monitoring of patients with AML.  Under this agreement, the Company has granted a license to certain NPM1 patents in exchange for a one time license fee of $100,000 due upon execution of the agreement and royalty payments on net revenues.  As of December 31, 2012, no royalty payments have been received.

In total, during the years ended December 31, 2012 and 2011, the Company recorded $125,000 and $30,000 of license fees, $175,404 and $227,696 of royalty income, and $150,000 and $0 of milestone fees, respectively. From inception (August 4, 1999) to December 31, 2012, the Company recorded $1,383,175 of license fees, $925,474 of royalty income, and $150,000 of milestone fees.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not currently a party to any material legal proceedings.

Employment and Consulting Agreements

On June 24, 2005, Trovagene entered into an agreement with Gabriele M. Cerrone, the Company’s former Co-Chairman, to serve as a consultant for a term of three years effective July 1, 2005 with automatic renewal for successive one year periods unless either party gives notice to the other not to renew the agreement. The duties of Mr. Cerrone pursuant to the agreement consisted of business development, strategic planning, capital markets and corporate financing consulting advice. Mr. Cerrone’s compensation under the agreement was $16,500 per month. Pursuant to the agreement the Company paid Mr. Cerrone a $50,000 signing bonus in July 2005. In August 2009, the Company and Mr. Cerrone agreed to terminate this consulting agreement. The fair value of the amount owed (“the obligation”) to Mr. Cerrone was determined to be $478,890, as approved by the Board of Directors. In settlement of the obligation the Company issued to Mr. Cerrone 159,630 units, consisting of 159,630 shares of the Company’s common stock and 159,630 warrants to purchase 159,630 shares of common stock of the Company, calculated by dividing the obligation by $3.00 per share, as approved by the Board of Directors. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Trovagene has determined that the warrants issued in connection with these warrants should not be recorded as derivative liabilities.

In April 2009, pursuant to a written consent of the majority of the shareholders, Thomas Adams was appointed as Chairman of the Board and was given delegated duties as the most senior executive officer of the Company until a Chief Executive Officer was appointed. Mr. Adams was granted 800,000 ten year options to purchase shares of the Company’s stock at $3.00 a share which vest in three equal annual installments on April 6, 2010, 2011 and 2012 provided he is still a director, officer or consultant and was retained as a consultant for a term three years at an annual amount of $100,000. The fair value of the options at the date of grant was $427,736 and was expensed over the vesting term in accordance with ASC 505-50. During the year ended December 31, 2011, the Company recorded stock based compensation in the amount of approximately $48,000.

In March 2010, the Board of Directors in a Unanimous Written Consent agreed to settle the amount of $100,000 in full due to Thomas Adams by issuing 33,333 units with each unit consisting of one share of common stock and one warrant to purchase shares of common stock at $3.00 a unit.

On August 10, 2011, the Company and Tom Adams entered into an agreement to: (i) terminate the consulting arrangement and to consider the 33,333 units issued in March 2010 as full payment for his services under the consulting arrangement (ii) amend and restate his April 2009 option agreement by replacing the 800,000 options granted with 303,750 new options with the following terms:

a)                                     New grant date of August 5, 2011

b)                                     Exercise price of $3.18 per share

c)                                      133,333 options vested immediately, with the remaining 56,806 to vest on August 5, 2012, 56,806 to vest on August 5, 2013 and 56,805 to vest on August 5, 2014 provided he continues to provide services to the Company.

d)                                     Ten year option life, expiring August 5, 2021 or within 90 days of termination

The Company recorded stock based compensation through August 10, 2011 and recorded a total amount of $292,000 under the original option agreement. The Company fair valued the new options on August 10, 2011 using the Black - Scholes valuation method and the fair value of the new options was $175,000. 133,333 of the options were vested immediately and the Company recorded $77,000 of stock based compensation on the date of grant and recorded an additional $5,000 totaling $82,000 under the new option agreement for the year ended December 31, 2011 in accordance with ASC 505-50.  Approximately $58,000 of stock based compensation was recorded for the year ended December 31, 2012.

On October 4, 2011, the Company entered into an executive agreement with Antonius Schuh, Ph.D. in which he agreed to serve as Chief Executive Officer. The term of the agreement is effective as of October 4, 2011 and continues until October 4, 2015 and is automatically renewed for successive one year periods at the end to each term. Dr. Schuh’s compensation is $275,000 per year. Dr. Schuh is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Upon entering the agreement, Dr. Schuh was granted 633,333 non-qualified stock options which have an exercise price of $3.00 per share and vest annually in equal amounts over a period of four years. Dr. Schuh is also eligible to receive a realization bonus upon the occurrence of either of the following events, whichever occurs earlier;

(i)                                     In the event that during the term of the agreement, for a period of 90 consecutive trading days, the market price of the common stock is $7.50 or more and the value of the common stock daily trading volume is $125,000 or more, the Company shall pay or issue Dr. Schuh a bonus in an amount of $3,466,466 in either cash or registered common stock or a combination thereof as mutually agreed by Dr. Schuh the Company; or

(ii)                                  In the event that during the term of the agreement, a change of control occurs where the per share enterprise value of our company equals or exceeds $7.50 per share, the Company shall pay Dr. Schuh a bonus in an amount determined by multiplying the enterprise value by 4.0%. In the event in a change of control the per share enterprise value exceeds a minimum of $14.40 per share, $22.80 per share or $30.00 per share, Dr. Schuh shall receive a bonus in an amount determined by multiplying the incremental enterprise value by 2.5%, 2.0% or 1.5%, respectively.

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

On February 1, 2012, the Company entered into an executive agreement with Steve Zaniboni in which he agreed to serve as Chief Financial Officer. The term of the agreement is effective as of February 1, 2012 and continues until February 1, 2013 and is automatically renewed for successive one year periods at the end to each term. Mr. Zaniboni’s compensation is $200,000 per year. Mr. Zaniboni is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. Upon entering the agreement, Mr. Zaniboni was granted 166,667 non-qualified stock options which have an exercise price of $3.60 per share and vest annually in equal amounts over a period of four years.

If the executive agreement is terminated by the Company for cause or as a result of Mr. Zaniboni’s death or permanent disability or if Mr. Zaniboni terminates his agreement voluntarily, Mr. Zaniboni shall receive a lump sum equal to (i) any portion of unpaid base compensation then due for periods prior to termination, (ii) any bonus or realization bonus earned but not yet paid through the date of termination and (iii) all expenses reasonably incurred by Mr. Zaniboni prior to date of termination. If the executive agreement is terminated by the Company without cause Mr. Zaniboni shall receive a severance payment equal to base compensation for three months if termination occurs ten months after the effective date of the agreement and six months if termination occurs subsequent to ten months from the effective date. If the executive agreement is terminated as a result of a change of control, Mr. Zaniboni shall receive a severance payment equal to base compensation for twelve months and all unvested stock options shall immediately vest and become fully exercisable for a period of six months following the date of termination.

On December 26, 2005, Trovagene entered into a letter agreement with David Robbins, Ph.D. to serve as Vice President of Product Development for a term of three years. Mr. Robbins received a grant of 16,667 incentive stock options with an exercise price of $11.16 per share which vested in equal amounts over a period of three years beginning January 3, 2007. The agreement contained a provision pursuant to which all of the unvested stock options would vest in the event there was a change in control of the Company. The above options were fully vested at January 31, 2009.

On October 7, 2011, the Company entered into an employment agreement with Dr. Robbins, Ph.D. in which he agreed to serve as Vice President, Research and Development. The term of the agreement is effective as of October 7, 2011 and continues until October 7, 2012 and is automatically renewed for successive one year periods at the end to each term. Dr. Robbins’ salary is $195,000 per year. Dr. Robbins is eligible to receive a cash bonus of up to 25% of his base salary per year at the discretion of the Compensation Committee. If the employment agreement is terminated without cause, Dr. Robbins shall be entitled to a severance payment equal to three months of base salary.  Dr. Robbins employment was terminated without cause in October 2012, and upon receipt of a release and indemnification of the Company, he received the severance in accordance with his employment agreement.

Consulting Agreements

In December 2010, the Company entered into an agreement with a consultant to introduce the Company to various technologies that he becomes aware of from time to time. As consideration for his services the Company issued 25,000 units upon the execution of the agreement. Each unit consisted of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock and was immediately vested. In addition, the Company will grant an additional 58,333 units upon the achievement of certain milestones. During the year ended December 31, 2011, the Company issued 8,333 units upon achieving certain milestones which were immediately vested. The Company recorded research and development expense $25,000 in the year ended December 31, 2011. The warrants have an exercise price of $3.00 per share expiring on December 31, 2018. The above units were price protected and therefore the warrants were recorded as derivative liabilities and the change in fair value was recorded in the year ended December 31, 2011 in accordance with ASC Topic 815-40. During the year ended December 31, 2012, the change in fair value was recorded until completion of the underwritten public offering on May 30, 2012 that removed the price protection clause which required these warrants to be treated as derivative liabilities. Accordingly, the fair value of these warrants were marked to market through May 30, 2012 and then reclassified from a liability to additional paid in capital. See Note 7.

On September 19, 2011 the Company entered into a consulting agreement whereby the Company retained the services of an independent management consultant who will provide consulting and advisory services to the Company. As compensation for the consultant’s services, the Company issued 50,000 units during the year ended December 31, 2011 with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock which vested immediately. The Company recorded general and administrative expense of $150,000 in the year ended December 31, 2011. The agreement terminates six months from the effective date. The warrants have an exercise price of $3.00 per share expiring on December 31, 2018. The above units were price protected and therefore the warrants issued were recorded as derivative liabilities and the change in fair value was recorded in the year ended December 31, 2011 in accordance with ASC Topic 815-40.  During the year ended December 31, 2012, the change in fair value was recorded until completion of the underwritten public offering on May 30, 2012 that removed the condition which required these warrants to be treated as derivative liabilities.  Accordingly, the fair value of these warrants were marked to market through May 30, 2012 and then reclassified from a liability to additional paid in capital. See Note 7.

On February 1, 2012 the Company entered into a consulting agreement whereby the Company retained the services of an independent contractor who will provide business development services for the Company. As compensation for the consultant’s services, the Company granted a stock option to purchase up to 166,667 shares of common stock at $3.00 per share.  The stock option vests as follows: 33,333 shares vest ratably over a four year period and 133,334 Shares vest upon achievement of various milestones. The Company recorded approximately $38,000 as general and administrative expense during the year ended December 31, 2012.  See Note 2.

On February 1, 2012 the Company entered into a consulting agreement whereby the Company retained the services of an independent contractor who will provide public relations and publicity services for the Company. As compensation for the consultant’s services, the Company will pay a monthly fee and issue 1,417 shares of restricted common stock monthly.  The agreement was terminated in October 2012.  The Company recorded approximately $22,000 as general and administrative expense related to the 2012 issuances of these shares. See Note 2.

On April 26, 2012 the Company entered into a consulting agreement whereby the Company retained the services of an independent contractor who will provide scientific consulting services as a member of the Company’s Scientific Advisory Board (“SAB”). As compensation for the consultant’s services, the Company granted a stock option to purchase up to 100,000 shares of common stock at $3.66 per share.  Options to purchase the shares of common stock vest ratably over a three year period. The Company recorded approximately $68,000 as research and development expense during the year ended December 31, 2012.  See Note 2.

On July 3, 2012 the Company entered into a consulting agreement whereby the Company retained the services of an independent contractor who will provide scientific consulting services as a member of the Company’s SAB. As compensation for the consultant’s services, the Company granted an initial stock option to purchase up to 5,000 shares of common stock at $2.84 per share.  An additional 10,000 share option grant was issued on December 10, 2012 at an exercise price of $4.87.  Options to purchase the shares of common stock vest ratably over a three year period.  Approximately $2,000 has been recorded as research and development expense during the year ended December 31, 2012.  See Note 2.

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

Lease Agreements

a)                                     On October 28, 2009, the Company entered a three year and two months lease, commencing January 1, 2010, for its current corporate headquarters located in San Diego, California with an average annual rent of approximately $132,000 through February 28, 2013. A security deposit in the amount of $65,472 was paid to the landlord.

b)                                     During 2011, the Company entered into two lease amendments.  The first amendment commenced October 1, 2011 and added 2,761 square feet of additional space to the corporate headquarters with an average annual rent of approximately $71,000 through December 2014.  The second amendment extended the lease for the original 5,280 square feet from February 2013 through December 2014 with an average annual rent of approximately $142,000.

c)                                      On October 22, 2012, the Company entered into a lease amendment extending the lease for its entire corporate headquarters from December 2014 through December 28, 2017, with an average annual rent of approximately $234,000.

d)                                     During the years ended December 31, 2012 and 2011, total rent expense was approximately $270,000 and $164,000, respectively. The Company is also a party to various operating lease agreements for office equipment.

Total annual commitments under current lease agreements for each of the twelve months ended December 31, are as follows:

2013	$216,500
2014	223,011
2015	226,756
2016	233,511
2017	240,265
Total	$1,140,043

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

11. Related Party Transactions

Gabriele M. Cerrone, the Company’s former Co-Chairman, served as a consultant to the Company from June 27, 2005 until June 2008 and is affiliated with Panetta Partners Ltd. Transactions between the Company and Mr. Cerrone and Panetta Partners, Ltd. are disclosed in Note 3, Merger and Asset Purchase Activities, Note 5, Stockholders’Equity (Deficiency), Note 6, Stock Option Plan and Note 10, Commitments and Contingencies: Employment and Consulting Agreements.

Gianluigi Longinotti-Buitoni was appointed Executive Chairman on November 14, 2006 and served without cash compensation. For financial statement reporting purposes, the Company estimated the value of his services for the period from November 14, 2006 through January 31, 2007, for the eleven months ended December 31, 2007 and for the twelve months ended December 31, 2008 to be $62,500, $275,000 and $300,000, respectively, and recorded an expense in the above periods for those amounts with corresponding increases to additional paid in capital. See Note 6, Stockholders’ Equity (Deficiency).

On July 18, 2011, the Company settled with Stanley Tennant, a director of the company, and a Debenture holder with a principal amount of $137,500 received 56,354 shares of common stock relating to the Forbearance Agreement, and with R. Merrill Hunter, a principal stockholder of the company, and a Debenture holder in the principal amount of $550,000 received 225,417 shares of common stock relating to the Forbearance Agreement.

See Note 10 relating to Thomas Adams, Chairman of the Board, consulting arrangement.

12. Subsequent Events

Employment Agreement

In January 2013, the Company entered into an employment agreement with Mark Erlander, Ph.D. in which he agreed to serve as Chief Scientific Officer.  Dr. Erlander’s salary is $200,000 per year. Dr. Erlander is eligible to receive a cash bonus of up to 50% of his base salary per year at the discretion of the Compensation Committee based on goals mutually agreed upon by Dr. Erlander, the CEO and the Board of Directors.  In connection with his employment, Dr. Erlander was granted a stock option to purchase 200,000 shares of common stock at an exercise price of $7.04.  The option vests ratably over a four year period.  If the Company terminates Dr. Erlander without cause, he is entitled to severance benefits equal to six months of his base salary.

Public Offering and Controlled Equity Offering

On January 25, 2013 Trovagene filed a Form S-3 Registration Statement to offer and sell in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not exceeding $150,000,000. The preferred stock, warrants, and units may be convertible or exercisable or exchangeable for common stock or preferred stock or other Trovagene securities.  This form was declared effective on February 4, 2013.  In addition, in connection with the Form S-3, Trovagene entered into an agreement with Cantor Fitzgerald & Co. (“ Agent”) on January 25, 2013 to issue and sell up to $30,000,000 of shares of common stock through them.  As payment for their services, the Agent is entitled to a 3% commission on gross proceeds.