Form 10-Q
period 2013-03-31
Trovagene, Inc.
filed 2013-05-14
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 9, 2013 the issuer had 15,616,400 shares of Common Stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	4

Condensed Consolidated Statements of Operations and Comprehensive Net Loss for the Three Months Ended March 31, 2013 and 2012 (unaudited) and the period August 4, 1999 (Inception) to March 31, 2013 (unaudited)	5

Condensed Consolidated Statements Stockholders’ Equity (Deficit) for the period August 4, 1999 (Inception) to March 31, 2013 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (unaudited) and the period August 4, 1999 (Inception) to March 31, 2013 (unaudited)	14

Notes to Condensed Consolidated Financial Statements (unaudited)	16

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$9,164,275	$10,819,781
Accounts receivable	58,064	168,381
Prepaid expenses	127,084	60,041
Total current assets	9,349,423	11,048,203
Property and equipment, net	330,314	254,742
Other assets	518,775	362,081
Total assets	$10,198,512	$11,665,026

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$323,366	$175,679
Accrued expenses	852,994	554,691
Total current liabilities	1,176,360	730,370
Derivative financial instruments	7,486,485	8,765,628
Total liabilities	8,662,845	9,495,998

Commitments and contingencies (Note 8)
Stockholders’ equity

Preferred stock, $0.001 par value, 20,000,000 shares authorized, 78,100 and 95,600 shares outstanding at March 31, 2013 and December 31, 2012, respectively, designated as Series A Convertible Preferred Stock with liquidation preference of $780,100 and $956,000 at March 31, 2013 and December 31, 2012, respectively	78	96

Common stock, $0.0001 par value, 150,000,000 shares authorized, 15,516,191 and 15,478,177 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,551	1,547

Additional paid-in capital	57,853,251	57,370,017
Deficit accumulated during development stage	(56,319,213)	(55,202,632)
Total stockholders’ equity	1,535,667	2,169,028
	$10,198,512	$11,665,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trovagene, Inc. and Subsidiaries
(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three month ended March 31,		For the period August 4, 1999 (Inception) to
	2013	2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Royalty income	$119,123	$34,153	$1,044,597
License fees	—	—	1,383,175
Milestone fees	—	—	150,000
Total revenues	119,123	34,153	2,577,772
Operating expenses:
Research and development	802,245	337,407	18,251,696
Purchased in-process research and development expense-related party	—	—	2,666,869
General and administrative	1,706,717	826,964	27,626,833
Total operating expenses	2,508,962	1,164,371	48,545,398
Operating loss	(2,389,839)	(1,130,218)	(45,967,626)
Other income (expense):
Interest income	—	—	266,883
Interest expense	—	—	(1,325,372)
Gain on sale of equipment	—	—	4,000
Amortization of deferred debt costs and original issue discount	—	—	(2,346,330)
Change in fair value of derivative instruments	1,279,143	(32,424)	(4,215,656)
Gain on extinguishment of debt	—	—	623,383
Liquidated damages and other forbearance agreement settlement costs	—	—	(1,758,111)
Net loss and comprehensive loss	(1,110,696)	(1,162,642)	(54,718,829)

Preferred stock dividend	(5,885)	(9,560)	(352,043)
Cumulative effect of early adoption of ASC 815-40 on November 1, 2006	—	—	(455,385)
Series A convertible preferred stock beneficial conversion feature accreted as a dividend	—	—	(792,956)
Net loss and comprehensive loss attributable to common stockholders	$(1,116,581)	$(1,172,202)	$(56,319,213)
Weighted average shares of common stock outstanding:
Basic and diluted	15,510,340	11,001,679
Net loss per common share:
Basic and diluted	$(0.07)	$(0.11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

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

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

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

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

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

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

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

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

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

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

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

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

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

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

(continued)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
Balance, December 31, 2012	95,600	$96	15,478,177	$1,547	$57,370,017	$(55,202,632)	$2,169,028
Issuance of warrants in connection with services					198,791		198,791
Stock based compensation					217,924		217,924
Issuance of common stock upon conversion of preferred stock	(17,500)	(18)	18,229	2	16		—
Issuance of common stock upon net exercise of warrant			7,284	1	(1)		—
Issuance of common stock upon exercise of warrants			12,501	1	66,504		66,505
Preferred stock dividend						(5,885)	(5,885)
Net loss						(1,110,696)	(1,110,696)
Balance, March 31, 2013 (unaudited)	78,100	$78	15,516,191	$1,551	$57,853,251	$(56,319,213)	$1,535,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

	Three Months ended March 31, 2013	Three Months ended March 31, 2012	For the period August 4, 1999 (Inception) to March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Operating activities
Net loss	$(1,110,696)	$(1,162,642)	$(54,718,829)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,779	6,190	277,420
Stock based compensation expense	540,266	102,830	12,552,731
Founders compensation contributed to equity	—	—	1,655,031
Donated services contributed to equity	—	—	829,381
Settlement of consulting services in stock	—	—	478,890
Amortization of deferred debt costs and original issue discount	—	—	2,346,330
Liquidated damages and other forbearance agreement settlement costs paid in stock	—	—	1,758,111
Interest expense on convertible debentures paid in stock	—	—	757,198
Change in fair value of financial instruments	(1,279,143)	32,424	4,215,656
Gain on extinguishment of debt	—	—	(623,383)
Purchased in process research and development expense-related party	—	—	2,666,869
Stock issued in connection with payment of deferred salary	—	—	28,346
Stock issued in connection with settlement of legal fees	—	—	100,000
Stock issued in connection with consulting services	—	—	452,389
Changes in operating assets and liabilities:
Increase in other assets	(156,694)	—	(226,575)
Decrease (increase) in accounts receivable	110,317	22,607	(58,065)
(Increase) decrease in prepaid expenses	(67,043)	217	(127,084)
Increase in accounts payable and accrued expenses	316,554	93,286	995,173
Net cash used in operating activities	(1,628,660)	(905,088)	(26,640,411)

Investing activities:
Assets acquired in Etherogen, Inc. merger	—	—	(104,700)
Capital expenditures	(93,351)	(98,009)	(607,734)
Net cash used in investing activities	(93,351)	(98,009)	(712,434)

Financing activities:
Proceeds from sale of 6% convertible debenture	—	—	2,335,050
Debt issuance costs	—	—	(297,104)
Proceeds from sale of common stock, net of expenses	—	889,500	32,755,551
Proceeds from exercise of warrants	66,505	—	66,505
Proceeds from exercise of stock options	—	—	600
Proceeds from a non-exclusive selling agent’s agreement	—	—	142,187
Costs associated with recapitalization	—	—	(362,849)
Proceeds from sale of preferred stock	—	—	2,771,000
Payment of finders’ fee on preferred stock	—	—	(277,102)
Redemption of common stock	—	—	(500,000)
Payment of preferred stock dividends	—	—	(116,718)
Net cash provided by financing activities	66,505	889,500	36,517,120
Net change in cash and equivalent-(decrease)increase	(1,655,506)	(113,597)	9,164,275
Cash and cash equivalents—Beginning of period	10,819,781	700,374	—
Cash and cash equivalents—End of period	$9,164,275	$586,777	$9,164,275

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	For the period August 4, 1999 (Inception) to March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Supplementary disclosure of cash flow activity:
Cash paid for taxes	$7,650	$—	$7,650

Cash paid for interest	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock	$—	$—	$—
Issuance of common stock upon conversion of preferred stock	$—	$—	$—
Issuance of 41,750 shares of common stock for Board of Directors’ fees in lieu of cash payment	$—	$—	$125,250
Conversion of $2,335,050 of 6% debentures	$—	$—	$1,130,164
Issuance of 125,000 shares of common stock pursuant to Asset Purchase Agreement with MultiGen Diagnostics, Inc.	$—	$187,500	$187,500
Issuance of 2,043,797 shares of common stock pursuant to Agreement and Plan of Merger with Etherogen, Inc.	$—	$—	$2,771,389
Reclassification of derivative financial instruments to additional paid in capital	$—	$—	$(3,317,463)
Correction of error in derivative financial instruments	$—	$—	$(274,967)
Series A Preferred beneficial conversion feature accreted as a dividend	$—	$—	$792,956
Issuance of common stock from net exercise of warrants	$—	$—	$—
Preferred stock dividends accrued	$5,885	$9,560	$197,085
Interest paid in common stock	$—	$—	$1,325,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

1. Business Overview, Basis of Presentation and Going Concern

Business Overview

Trovagene, Inc. (“Trovagene” or the “Company”) is a development stage molecular diagnostic company that focuses on the development and marketing of urine-based nucleic acid tests for patient/disease screening and monitoring. Trovagene’s primary focus is to leverage its urine-based (i.e. transrenal) testing platform to facilitate improvements in the fields of oncology, infectious disease, transplantation and prenatal genetics. The Company’s novel tests predominantly use transrenal DNA (Tr-DNA) and transrenal RNA (Tr-RNA). Tr-DNAs and Tr-RNAs are fragments of nucleic acids derived from dying cells inside the body. The intact DNA is fragmented in dying cells and released into the blood stream. These fragments have been shown to cross the kidney barrier and can be detected in urine. In addition, there is evidence that some species of RNA or their fragments are stable enough to cross the renal barrier. These RNA can also be isolated from urine, detected and analyzed. The Company’s technology is applicable to all transrenal nucleic acids (Tr-NA). Trovagene’s patented technology uses safe, non-invasive, cost effective and simple urine collection which can be applied to a broad range of testing including: minimal residual disease progression, infectious disease screening, transplant monitoring and prenatal genetic testing. Trovagene’s technology is ideally suited to be used in developing molecular diagnostic assays that will allow physicians to provide very simple, non-invasive and convenient screening and monitoring tests for their patients by identifying specific biomarkers involved in the disease process. In March 2013, Trovagene introduced its first urine-based test designed for Human Papillomavirus (HPV) screening. If the Company is successful, its novel assays may facilitate improved testing compliance resulting in earlier diagnosis of disease, more targeted treatment which will be more cost effective, and improvements in the quality of life for the patient.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Trovagene, which include its wholly owned subsidiary Xenomics, Inc., a California corporation (“Xenomics Sub”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated. Certain items in the comparable prior period’s financial statements have been reclassified to conform to the current period’s presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2012 and December 31, 2011 and for each of the two years ended December 31, 2012 and from inception (August 4, 1999) to December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013.  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made. The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

On May 24, 2012, the Board of Directors approved a 1-for-6 reverse stock split of the Company’s issued and outstanding common stock effective on May 29, 2012. All the relevant information relating to number of shares and per share information contained in these consolidated financial statements has been retrospectively adjusted to reflect the reverse stock split for all periods presented.

Going Concern

Trovagene’s condensed consolidated financial statements as of March 31, 2013 have been prepared under the assumption that Trovagene will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate additional revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will be required to raise additional capital within the next twelve months to complete the development and commercialization of current product candidates and to continue to fund operations at its current cash expenditure levels.

Cash used in operating activities was $1,628,660 and $905,088, for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 and 2012, the Company incurred net loss of $1,110,696 and $1,162,642, respectively.

To date, Trovagene’s sources of cash have been primarily limited to the sale of debt and equity securities. Net cash provided by financing activities for the three months ended March 31, 2013 and March 31, 2012 was $66,505 and $889,500, respectively. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct its business.

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

The Company has approximately $8.6 million of cash at May 9, 2013.

2. Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares. Shares used in calculating basic and diluted net loss per common share exclude as antidilutive the following share equivalents:

	March 31,
	2013	2012
Options to purchase Common Stock	3,962,710	2,971,192
Warrants to purchase Common stock	7,009,824	3,930,351
Series A Convertible Preferred Stock	81,354	99,583

	11,053,888	7,001,126

3.              Accounting for Share-Based Payments

Stock Options

ASC Topic 718 “Compensation—Stock Compensation” requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is to be recognized over the period during which an employee is required to provide services in exchange for the award. ASC Topic 718 did not change the way Trovagene accounts for non-employee stock-based compensation.Trovagene accounts for shares of common stock, stock options and warrants issued to non-employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received. The Company accounts for stock options issued and vesting to non-employees in accordance with ASC Topic 505-50 “Equity-Based Payment to Non-Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either: a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete. Accordingly the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

Stock-based compensation expense related to Trovagene options have been recognized in operating results as follow:

	Three Months Ended March 31,
	2013	2012
Included in research and development expense	$122,317	$7,583
Included in general and administrative expense	219,158	95,247
Total stock-based compensation expense	$341,475	$102,830

The unrecognized compensation cost related to non-vested stock options outstanding at March 31, 2013 and 2012, net of expected forfeitures, was $3,504,395 and $875,885, respectively, to be recognized over a weighted-average remaining vesting period of approximately four years.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following assumptions during the following periods indicated.

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Risk-free interest rate	0.82-0.89%	1.04%
Dividend yield	0%	0%
Expected volatility	97%	90%
Expected term (in years)	5.0 yrs.	5.0 yrs.

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2012	3,711,303	$4.69
Granted	300,427	7.03
Forfeited	(49,020)	4.55
Balance outstanding, March 31, 2013	3,962,710	$4.87	$2,513,114
Exercisable at March 31, 2013	1,926,328	$5.85	$2,300,760

The Company issued 156,877 options over the authorized number of options in the Plan.  As per ASC Topic 815-40, the options should be accounted for as liabilities and recorded at fair value with the changes in fair value being recorded in the Company’s statement of operations. Once stockholder approval is obtained to increase the number of authorized shares, the liability will then be reversed into additional paid in capital.  The Company has recorded $123,551 of stock based compensation and the liability for this amount in accrued expenses.

Warrants

A summary of warrant activity is presented below:

	Number of Warrants	Weighted Average Exercise price	Remaining Contractual Term
Balance outstanding, December 31, 2012	6,985,070	$3.96
Granted	50,000	8.00
Exercised	(25,246)	4.15
Balance outstanding March 31, 2013	7,009,824	$3.99	7 months - 5.75 years

The Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $8.00 per share, in the three months ended March 31, 2013.  The warrants were issued in connection with an agreement to provide services related to investor and public relations materials and expire three years from date of grant.  The estimated fair value of the warrant was determined on the date of grant using the Black-Scholes option valuation model using the following assumptions:  a risk-free interest rate of 0.42%, dividend yield of 0%, expected volatility of 97% and expected term of three years.  The resulting fair value of $198,791 was recorded as stock based compensation expense.

4.              Stockholders’ Equity (Deficiency)

Common Stock

During the three month period ended March 31, 2013, the Company issued 19,785 shares of Common Stock upon exercise of warrants.  Of these shares, 12,501 were issued at an exercise price of $5.32.  The remaining 7,284 were purchased upon net exercise of 12,745 warrants at an exercise price of $3.00.

Series A Convertible Preferred Stock

During the first quarter of 2013, 17,500 shares of Series A Convertible Preferred Stock were converted into 18,229 shares of common stock, on a net converted basis.  As of March 31, 2013, 78,100 shares of Series A Convertible Preferred were outstanding.

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

Under ASC Topic 805, Business Combinations, the Company was required to assess the fair value of the assets acquired and the contingent consideration at the date of acquisition. Therefore, the Company assessed the fair value of the assets purchased and concluded that the purchase price would be allocated entirely to one intangible asset, a CLIA license.  The contingent consideration of the $3.7 million milestone was determined to have no fair value by applying a weighted average probability on the achievement of the milestones developed during the valuation process.  The Company will assess the fair value of the contingent consideration at each quarter and make adjustments as necessary until the milestone dates have expired.  As of March 31, 2013, no adjustments to the fair value of the contingent consideration have been necessary, and therefore the fair value of the contingent consideration remains unchanged.

6.  Derivative Financial Instruments - Warrants

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

The Company estimates the fair value of the warrants issued in connection with certain of its private placements and with its debentures using the Black-Scholes model in order to determine the associated derivative instrument liability and change in fair value described above. The range of assumptions used to determine the fair value of the warrants at the end of each three month period, March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Estimated fair value of Trovagene common stock	$6.26	$1.50
Expected warrant term	0.82 – 5.76 years	5 years
Risk-free interest rate	0.11-1.01%	1.04%
Expected volatility	97%	90%
Dividend yield	0%	0%

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance, valued using the Black-Scholes option pricing method, for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability

December 31, 2012	Balance of derivative financial instruments liability	1,087,060	$6,252,760

	Change in fair value of warrants during the quarter recognized as a gain in the statement of operations	—	(727,113)

March 31, 2013	Balance of derivative financial instruments liability	1,087,060	$5,525,647

The Company has issued units that were price protected. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Trovagene has determined that these price protected units issued in connection with the private placements must be recorded as derivative liabilities. Accordingly the warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s statement of operations. The fair value of these price protected units was estimated using the binomial option pricing model. The binomial model requires the input of variable inputs over time, including the expected stock price volatility, the expected price multiple at which unit holders are likely to exercise their warrants and the expected forfeiture rate. The Company uses historical data to estimate forfeiture rate and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the warrant.

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance, valued using the Binomial option pricing method, for the periods indicated:

Date	Number of Price Protected Units	Derivative Liability For Issued Units	Change In Fair value of Derivative Liability For Previously Outstanding Price Protected Units	Ending Balance Derivative Liability
December 31, 2012	1,288,650	$1,171,463	$1,341,405	$2,512,868
Change in fair value of warrants during the quarter recognized as a gain in the statement of operations	—	—	(552,030)	(552,030)
March 31, 2013	1,288,650	$1,171,463	$789,375	$1,960,838

At March 31, 2013 and December 31, 2012, the total fair value of the above warrants accounted for as derivative financial instruments, valued using the Black-Scholes option-pricing model and the Binomial option pricing model was $7,486,485 and $8,765,628, respectively, and is classified as derivative financial instruments liability on the balance sheet.

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

The following tables present the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2012 and March 31, 2013:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Derivative liabilities related to Warrants	$—	$—	$8,765,628	$8,765,628

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2013
Derivative liabilities related to Warrants	$—	$—	$7,486,485	$7,486,485

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2013:

Description	Balance at December 31, 2012	Unrealized (gains) or losses	Balance as of March 31, 2013
Derivative liabilities related to Warrants	$8,765,628	$(1,279,143)	$7,486,485

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

8. Commitments and Contingencies

Research and Development Agreements

During 2012, the Company entered into  research agreements with University of Texas MD Anderson Cancer Center (“MDACC”) to provide samples and evaluate methods used by the Company in identification of pancreatic cancer mutations, as well as to measure the degree of concordance between results of transrenal DNA mutations analysis from urine samples and tumor tissue.  Under these agreements, the Company has committed to pay $152,900 for the services performed by the University.  As of March 31, 2013, the Company has incurred $78,990 related to these agreements.

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

Public Offering and Controlled Equity Offering

On January 25, 2013 the Company filed a Form S-3 Registration Statement to offer and sell in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not exceeding $150,000,000. The preferred stock, warrants, and units may be convertible or exercisable or exchangeable for common stock or preferred stock or other Trovagene securities.  This form was declared effective on February 4, 2013.  In addition, in connection with the Form S-3, the Company entered into an agreement with Cantor Fitzgerald & Co. (“Agent”) on January 25, 2013 to issue and sell up to $30,000,000 of shares of common stock through them.  As payment for its services, the Agent is entitled to a 3% commission on gross proceeds. No amounts have been raised to date relating to this agreement.

9. Subsequent Events

Research and Development Agreement

On April 25, 2013 the Company entered into a Research and Development Agreement with PerkinElmer Health Sciences, Inc. (“PerkinElmer”) pursuant to which the Company will design an assay, based on the Company’s TrNA technology, to determine the risk for developing hepatocellular carcinoma. The Company and PerkinElmer will jointly validate the assay and evaluate the potential of combining the Company’s TrNA technology with PerkinElmer’s technology for automation of nucleic acid isolation.  PerkinElmer will pay the Company certain milestone payments.  To date, no milestones have been met. In addition, the Company has granted PerkinElmer an exclusive option (the “HCC Option”) to obtain an exclusive royalty-bearing license to use the Company’s technology within the hepatocellular carcinoma field (the “HCC Field”).  Such option is exercisable within 15 days of the end of proof of principle work on the hepatocellular carcinoma assay.  In the event PerkinElmer exercises such option, the Company and PerkinElmer shall have a 60 day period to negotiate a license agreement.  If both parties cannot agree on the terms of a license agreement during such period, for a period of one year, and if the Company wishes to enter into a license agreement with a third party pursuant to which the Company shall grant to such third party a license on terms that are in the aggregate more favorable to the Company than the terms last offered by the Company to PerkinElmer, then the Company shall, prior to entering into such license agreement, first offer to enter into such license agreement with PerkinElmer instead of such third party.

The Company has also granted PerkinElmer an exclusive option to obtain an exclusive royalty-bearing license to use the Company’s technology in other fields. Such option is exercisable within 15 days of the completion of the proof of principle work for the HCC assay development.  In the event PerkinElmer exercises such option, the Company and PerkinElmer shall have a 60 day period to negotiate a license agreement.  If both parties cannot agree on the terms of a license agreement during such period or the option is not exercised by PerkinElmer, the Company shall be free to license such technology to any party.

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

In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 1, 2013. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

From August 4, 1999 (inception) through March 31, 2013 we have sustained a cumulative total deficit of $56,319,213.  From inception through March 31, 2013, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities, We recently announced the launch of our first commercial product, a urine-based human papillomavirus (HPV) test.

Our product development  and commercialization efforts are in their early stages and we cannot make estimates of the costs or the time they will take to complete. The risk of completion of any program is high because of the many uncertainties involved in bringing new diagnostic products to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols, the extended regulatory approval and review cycles, our ability to raise additional capital, the nature and timing of research and development expenses and competing technologies being developed by organizations with significantly greater resources.

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

We have issued common stock warrants in connection with the execution of certain equity and debt financings. Such warrants are classified as derivative liabilities under the provisions of FASB ASC 815 Derivatives and Hedging (“ASC 815”), and are recorded at their fair market value as of each reporting period. Such warrants do not meet the exemption that a contract should not be considered a derivative instrument if it is: (1) indexed to its own stock, and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of derivative instruments.”

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

Share-based Compensation

Share-based compensation expense for employees and directors is recognized in the statement of operations based on estimated amounts, including the grant date fair value and the expected service period. For stock options, we estimate the grant date fair value using a Black-Scholes model. Share-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures.  We recognize the value of the awards on a straight-line basis over the awards’ requisite service periods. The requisite service period is generally the time over which our share-based awards vest.

We account for equity instruments granted to non-employees in accordance with ASC Topic 505-50 “Equity-Based Payment to Non-Employees” where the value of the share-based compensation is based upon the measurement date as determined at either: a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.  Accordingly the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

Fair value of financial instruments

Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and derivative liabilities. We have adopted FASB ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) for financial assets and liabilities that are required to be measured at fair value, and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. These financial instruments are stated at their respective historical carrying amounts which approximate to fair value due to their short term nature.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 and 2012

Revenues

Our total revenues were $119,123 and $34,153 for the three months ended March 31, 2013 and 2012, respectively, and consisted of royalty income.  Royalty income increased by $84,970 in the three months ended March 31, 2013, due to an increase of approximately $72,000 in actual royalties received in excess of minimum royalties, with the remainder of the increase resulting from two  agreements that did not have any revenues in the three months ended March 31, 2012.

Research and Development Expenses

Research and development expenses consisted of the following:

	For the three months ended March 31,
	2013	2012	Increase
Salaries and staff costs	$426,629	$169,893	$256,736
Outside services, consultants and lab supplies	268,642	86,802	181,840
Facilities	91,762	78,678	13,084
Other	15,212	2,034	13,178
Total research and development	$802,245	$337,407	$464,838

Research and development expenses increased by $464,838 to $802,245 for the three months ended March 31, 2013 from $337,407 for the same period in 2012.  Substantially all of the increase resulted from the increases in salaries and staff costs and outside services, consultants and lab supplies as we expanded our research and development efforts to support the clinical collaborations entered into during 2012 related to detection of certain types of cancer in urine samples.  The increase in salaries and staff costs was comprised of approximately $217,000 from an increase of five employees and approximately $40,000 from the recruitment of two employees.  Outside services, consultants and lab supplies increased in the three months ended March 31, 2013, as compared to the same period in the prior year, primarily due to an increase of approximately $161,000 in lab supplies, samples and research agreements and approximately $20,000 resulting from additional consulting related to our CLIA lab.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	For the three months ended March 31,
	2013	2012	Increase
Salaries and staff costs	$721,368	$129,948	$591,420
Outside services and Board of Director fees	443,124	291,543	151,581
Legal and accounting fees	336,151	328,856	7,295
Facilities	47,593	24,123	23,470
Insurance	27,780	17,548	10,232
Other	130,701	34,946	95,755
	$1,706,717	$826,964	$879,753

General and administrative expenses increased by $879,753 to $1,706,717 for the three months ended March 31, 2013, from $826,964 for the same period in 2012. This overall increase was primarily due to an increase in salaries and staff costs, outside services and Board of Director fees and other expenses from building our sales, marketing and business development infrastructure in preparation of upcoming launch and commercialization of our diagnostic products.  The increase in salaries and staff costs resulted from the addition of five employees in the three month period ended March 31, 2013 as compared to the same period of the prior year.  The increase in outside services and Board of Director fees was comprised of approximately $66,000 increase in Business Development, Sales and Market research services, an increase of approximately $50,000 related to Edgar and XBRL fees for our SEC documents, an approximate $26,000 increase in fees paid to our Board of Directors, and most of the remaining increase was attributed to increased payroll processing and set up fees due to the increase in the number of personnel in comparison to the prior year.   Other expenses increased by approximately $96,000 primarily as a result of increased travel, tax filing fees and attendance at meetings and conferences.

Change in Fair Value of Derivative Instruments - Warrants

We have issued securities that are accounted for as derivative liabilities.    As of March 31, 2013, the derivative liabilities related to securities issued were revalued to $7,486,485, resulting in a net decrease in value of $1,279,143 from December 31, 2012, based primarily upon the change in our stock price from $6.93 at December 31, 2012 to $6.26 at March 31, 2013 and the changes in the expected term and risk free interest rates for the expected term. The decrease in value was recorded as non-operating gain for the three months ended March 31, 2013.

Net Loss

Net loss and per share amounts were as follows:

	For the three months ended March 31,
	2013	2012
Net loss and comprehensive loss attributable to common shareholders	$1,116,581	$1,172,202

Net loss per common share: basic and diluted	$(0.07)	$(0.11)
Weighted average shares: basic and diluted	15,510,340	11,001,679

The $55,621 decrease in net loss and $0.04 decrease in net loss per share in 2013 compared to 2012 reflected a slight increase in revenues, offset by an increase in operating expenses and a gain from the change in fair value in derivative liabilities.  Net loss per share in 2013 was also favorably impacted by the sale and issuance of 4.3 million shares of common stock resulting from the direct public offering in May 2012, private placements, and exercise of stock options and warrants.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had $9,164,275 in cash and cash equivalents.  Net cash used in operating activities for the three months ended March 31, 2013 was $1,628,660, compared to $905,088 for the three months ended March 31, 2012. Our use of cash was primarily a result of the net loss of $1,110,696  for the three months ended March 31, 2013, adjusted for non-cash items related to stock-based compensation of $540,266, depreciation and amortization of $17,779 and the gain from the change in fair value of derivatives of $1,279,143.  The changes in our operating assets and liabilities consisted of higher accounts payable and accrued expenses, prepaid expenses and other assets, and a decrease in accounts receivable.  At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Investing activities consisted of purchases for capital equipment and intangible assets that used $93,351 in cash during the three months ended March 31, 2013, compared to $98,009 for the same period in 2012.

Net cash provided by financing activities was $66,505 during the three months ended March 31, 2013, compared to $889,500 in 2012. Financing activities during the three months ended March 31, 2013 were from proceeds related to the exercise of warrants, while in 2012 the net cash provided by financing activities were from proceeds received related to the sale of common stock.

As of March 31, 2013, and December 31, 2012, we had working capital of $8,173,063 and $10,317,833, respectively.  As of May 9, 2013, our working capital was $7,965,473.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, as of March 31, 2013, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, due to weaknesses in our internal controls over financial reporting. We are implementing remedial measures designed to address the ineffectiveness of our disclosure controls and procedures.

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

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

10.1	Research and Development Agreement between PerkinElmer Health Sciences, Inc. and Trovagene, Inc. dated as of April 25, 2013.*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2013, filed on May 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Condensed Consolidated Statement of Stockholders Equity (Deficit) and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

*Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVAGENE, INC.

May 14, 2013	By:	/s/ Antonius Schuh
Antonius Schuh
Chief Executive Officer

TROVAGENE, INC.

May 14, 2013	By:	/s/ Stephen Zaniboni
Stephen Zaniboni
Chief Financial Officer