Form 10-Q
period 2013-06-30
Trovagene, Inc.
filed 2013-08-14
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013 the issuer had 18,846,294 shares of Common Stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	4

Condensed Consolidated Statements of Operations and Comprehensive Net Loss for the Three Months and Six Months Ended June 30, 2013 and 2012 (unaudited) and the period August 4, 1999 (Inception) to June 30, 2013 (unaudited)	5

Condensed Consolidated Statements Stockholders’ (Deficit) Equity for the period August 4, 1999 (Inception) to June 30, 2013 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Three Months and Six Months Ended June 30, 2013 and 2012 (unaudited) and the period August 4, 1999 (Inception) to June 30, 2013 (unaudited)	14

Notes to Condensed Consolidated Financial Statements (unaudited)	16

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$8,302,290	$10,819,781
Accounts receivable	56,501	168,381
Prepaid expenses and other assets	164,716	60,041
Total current assets	8,523,507	11,048,203
Property and equipment, net	570,947	254,742
Other assets	530,612	362,081
Total assets	$9,625,066	$11,665,026

Liabilities and Stockholders’ (Deficiency) Equity
Current liabilities:
Accounts payable	$297,825	$175,679
Accrued expenses	1,101,412	554,691
Current portion of long-term debt	62,993	—
Total current liabilities	1,462,230	730,370
Long-term debt, less current portion	252,175	—
Derivative financial instruments	10,381,796	8,765,628
Total liabilities	12,096,201	9,495,998

Commitments and contingencies (Note 9)

Stockholders’ (deficiency) equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 78,100 and 95,600 shares outstanding at June 30, 2013 and December 31, 2012, respectively, designated as Series A Convertible Preferred Stock with liquidation preference of $780,100 and $956,000 at June 30, 2013 and December 31, 2012, respectively	78	96

Common stock, $0.0001 par value, 150,000,000 shares authorized, 15,729,524 and 15,478,177 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,573	1,547

Additional paid-in capital	59,125,903	57,370,017
Deficit accumulated during development stage	(61,598,689)	(55,202,632)
Total stockholders’ (deficiency) equity	(2,471,135)	2,169,028
Total liabilities and stockholders’ (deficiency) equity	$9,625,066	$11,665,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trovagene, Inc. and Subsidiaries
(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

					(Unaudited)
	(Unaudited)		(Unaudited)		August 4, 1999
	Three Months Ended June 30,		Six Months Ended June 30,		(Inception) to
	2013	2012	2013	2012	June 30, 2013
Royalty income	$49,000	$41,500	$168,123	$75,653	$1,093,597
License fees	—	—	—	—	1,383,175
Milestone fees	—	—	—	—	150,000
Total revenues	49,000	41,500	168,123	75,653	2,626,772
Costs and expenses:
Research and development	943,849	477,151	1,746,094	814,558	19,195,545
Purchased in process research and development	—	—	—	—	2,666,869
General and administrative	1,479,263	809,868	3,185,980	1,636,830	29,106,096
Total operating expenses	2,423,112	1,287,019	4,932,074	2,451,388	50,968,510

Loss from operations	(2,374,112)	(1,245,519)	(4,763,951)	(2,375,735)	(48,341,738)

Interest income	—	—	—	—	266,883
Interest expense	(668)	—	(668)	—	(1,326,040)
Gain on sale of equipment	—	—	—	—	4,000
Amortization of deferred debt costs and original issue discount	—	—	—	—	(2,346,330)
Change in fair value of derivative instruments—warrants	(2,895,310)	(2,180,891)	(1,616,168)	(2,213,315)	(7,110,967)
Gain on extinguishment of debt	—	—	—	—	623,383
Liquidated damages and other forbearance agreement settlement costs	—	—	—	—	(1,758,111)
Net loss and comprehensive loss	(5,270,090)	(3,426,410)	(6,380,787)	(4,589,050)	(59,988,920)

Preferred stock dividend	(9,385)	(9,560)	(15,270)	(19,120)	(361,428)
Series A Convertible Preferred stock conversion rate change accreted as a dividend	—	—	—	—	(455,385)
Cumulative effect of early adopting ASC Topic 815-40	—	—	—	—	(792,956)

Net loss and comprehensive loss available to common stockholders	$(5,279,475)	$(3,435,970)	$(6,396,057)	$(4,608,170)	$(61,598,689)

Net loss per common share-basic and diluted	$(0.34)	$(0.28)	$(0.41)	$(0.40)
Weighted average shares outstanding- basic and diluted	15,583,957	12,086,528	15,547,352	11,544,112

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

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

(continued)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred Stock Based	Deficit Accumulated During Development	Total Stockholders’ Equity	Temporary Equity— Unregistered Common Stock
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	(Deficiency)	Shares	Amount
Balance, January 31, 2006	277,100	$277	3,100,717	$310	$20,266,357	$(1,045,971)	$(15,740,263)	$3,480,710	—	$—
Conversion of Series A preferred stock and issuance of common stock	(174,000)	(174)	137,739	14	160			—	—	—
Implementation of ASC 718					(1,045,971)	1,045,971		—
Private placement of common stock			125,787	13	943,388			943,401
Payment of selling agents fees and expenses in cash					(118,341)			(118,341)
Issuance of 15,779 warrants to selling agents					55,568			55,568
Selling agents warrants charged to cost of capital					(55,568)			(55,568)
Issuance of common stock and warrants for cash at $6.00 per share									166,667	1,000,000
Payment of finder’s fees and expenses in cash										(80,000)
Value of warrants classified as derivative financial instrument liability										(15,000)
Issuance of 27,425 units to finder					167,856			167,856
Common Stock issued for services			1,449	—	9,566			9,566
Value attributed to warrants issued with 6% convertible debentures					1,991,822			1,991,822
Reclassification of derivative financial instruments to stockholders’ equity upon adoption of ASC 815-40					567,085		(455,385)	111,700
Warrants issued for services					101,131			101,131
Donated services					62,500			62,500
Stock based compensation					1,572,545			1,572,545
Preferred stock dividend							(59,164)	(59,164)
Net loss							(7,134,067)	(7,134,067)
Balance, January 31, 2007	103,100	$103	3,365,692	$337	$24,518,098	$—	$(23,388,879)	$1,129,659	166,667	$905,000

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

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

(continued)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance, December 31, 2009	95,600	$96	5,868,653	$588	$32,046,208	(35,833,601)	$(3,786,709)
Issuance of shares of common stock in payment of convertible debenture interest			85,619	9	115,962		115,971
Issuance of common stock to selling agents			79,333	8	(8)		—
Private placement of units			578,233	58	1,734,642		1,734,700
Derivative liability—price protected units upon issuance					(1,010,114)		(1,010,114)
Consulting services settled via issuance of stock			70,833	7	212,493		212,500
Shares issued in settlement of legal fees			29,240	3	99,997		100,000
Stock issued in payment of deferred salary to former CEO			12,745	1	28,345		28,346
Shares issued in connection with Agreement & Plan of Merger with Etherogen, Inc.			2,043,797	204	2,771,185		2,771,389
Stock Based Compensation expense					325,930		325,930
Preferred stock dividend						(38,240)	(38,240)
Net loss						(5,449,138)	(5,449,138)
Balance, December 31, 2010	95,600	$96	8,768,453	$878	$36,324,640	$(41,320,979)	$(4,995,365)

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

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

(continued)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
Balance, December 31, 2012	95,600	$96	15,478,177	$1,547	$57,370,017	$(55,202,632)	$2,169,028
Issuance of warrants in connection with services					198,791		198,791
Stock based compensation					541,448		541,448
Reclassification of liability for out of plan options to additional paid in capital					123,551		123,551
Issuance of common stock upon conversion of preferred stock	(17,500)	(18)	18,229	2	16		—
Issuance of common stock upon net exercise of warrant			7,284	1	(1)		—
Issuance of common stock upon exercise of warrants			225,834	23	892,081		892,104
Preferred stock dividend						(15,270)	(15,270)
Net loss						(6,380,787)	(6,380,787)
Balance, June 30, 2013 (unaudited)	78,100	$78	15,729,524	$1,573	$59,125,903	$(61,598,689)	$(2,471,135)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

	Six Months ended June 30, 2013	Six Months ended June 30, 2012	For the period August 4, 1999 (Inception) to June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Operating activities
Net loss	$(6,380,787)	$(4,589,050)	$(59,988,920)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,933	13,975	303,574
Stock based compensation expense	887,608	218,650	12,900,073
Founders compensation contributed to equity	—	—	1,655,031
Donated services contributed to equity	—	—	829,381
Settlement of consulting services in stock	—	—	478,890
Amortization of deferred debt costs and original issue discount	—	—	2,346,330
Liquidated damages and other forbearance agreement settlement costs paid in stock	—	—	1,758,111
Interest expense on convertible debentures paid in stock	—	—	757,198
Change in fair value of financial instruments	1,616,168	2,213,315	7,110,967
Gain on extinguishment of debt	—	—	(623,383)
Purchased in process research and development expense-related party	—	—	2,666,869
Stock issued in connection with payment of deferred salary	—	—	28,346
Stock issued in connection with settlement of legal fees	—	—	100,000
Stock issued in connection with consulting services	—	148,883	452,389
Changes in operating assets and liabilities:
Increase in other assets	(168,531)	—	(238,412)
Decrease (increase) in accounts receivable	111,880	(6,887)	(56,502)
(Increase) decrease in prepaid expenses	(104,676)	12,920	(164,717)
Increase (decrease) in accounts payable and accrued expenses	629,780	(213,406)	1,308,399
Net cash used in operating activities	(3,364,625)	(2,201,600)	(28,376,376)

Investing activities:
Assets acquired in Etherogen, Inc. merger	—	—	(104,700)
Capital expenditures	(360,138)	(140,969)	(874,521)
Net cash used in investing activities	(360,138)	(140,969)	(979,221)

Financing activities:
Proceeds from sale of 6% convertible debenture	—	—	2,335,050
Debt issuance costs	—	—	(297,104)
Borrowings on capital lease obligations	315,168	—	315,168
Proceeds from sale of common stock, net of expenses	—	10,946,605	32,755,551
Proceeds from exercise of warrants	892,104	—	892,104
Proceeds from exercise of stock options	—	—	600
Proceeds from a non-exclusive selling agent’s agreement	—	—	142,187
Costs associated with recapitalization	—	—	(362,849)
Proceeds from sale of preferred stock	—	—	2,771,000
Payment of finders’ fee on preferred stock	—	—	(277,102)
Redemption of common stock	—	—	(500,000)
Payment of preferred stock dividends	—	—	(116,718)
Net cash provided by financing activities	1,207,272	10,946,605	37,657,887
Net change in cash and equivalent-(decrease)increase	(2,517,491)	8,604,036	8,302,290
Cash and cash equivalents—Beginning of period	10,819,781	700,374	—
Cash and cash equivalents—End of period	$8,302,290	$9,304,410	$8,302,290

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	For the period August 4, 1999 (Inception) to June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Supplementary disclosure of cash flow activity:
Cash paid for taxes	$7,650	$—	$7,650

Cash paid for interest	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock	$—	$—	$—
Issuance of common stock upon conversion of preferred stock	$—	$—	$—
Issuance of 41,750 shares of common stock for Board of Directors’ fees in lieu of cash payment	$—	$—	$125,250
Conversion of $2,335,050 of 6% debentures	$—	$—	$1,130,164
Issuance of 125,000 shares of common stock pursuant to Asset Purchase Agreement with MultiGen Diagnostics, Inc.	$—	$187,500	$187,500
Issuance of 2,043,797 shares of common stock pursuant to Agreement and Plan of Merger with Etherogen, Inc.	$—	$—	$2,771,389
Reclassification of derivative financial instruments to additional paid in capital	$—	$(3,317,463)	$(3,317,463)
Correction of error in derivative financial instruments	$—	$(274,967)	$(274,967)
Series A Preferred beneficial conversion feature accreted as a dividend	$—	$—	$792,956
Issuance of common stock from net exercise of warrants	$—	$—	$—
Preferred stock dividends accrued	$15,270	$19,120	$197,085
Interest paid in common stock	$—	$—	$1,325,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

1. Business Overview and Basis of Presentation

Business Overview

Trovagene, Inc (“Trovagene” or the “Company”) is a molecular diagnostics company leveraging innovative, non-invasive cancer monitoring technology to detect and quantify oncogene mutations and genetic variations in cancer patients.  Trovagene’s technology applies ultra-sensitive droplet digital PCR and high-throughput next generation sequencing techniques to analyze cell-free nucleic acid specimens obtained from urine samples.

When medical professionals utilize targeted cancer therapies, it is crucial that they monitor patients for the presence or emergence of oncogene mutations that are indicative of either responsiveness or resistance to the respective treatment. Changes in oncogene mutation frequency can provide clinically actionable information about treatment response, disease progression, or disease recurrence. Monitoring patients throughout the course of their cancer may also reveal mutational changes that occur under the pressure of treatment, or if the tumor metastasizes.

For most patients, the presence or absence of clinically relevant mutations is determined at diagnosis through a tissue biopsy.  However, a growing body of evidence suggests that, due to the heterogeneity of tumor tissue, a given biopsy sample is not necessarily representative of a patient’s oncogene mutation status. Cell-free nucleic acids overcome this limitation. While cell-free nucleic acids can be obtained from blood samples, oncogene mutations are often rare events and the volume and sampling frequency restrictions associated with blood samples represent practical limitations. In contrast, urine sampling does not require the assistance of a healthcare professional, and samples can be obtained frequently and in large volumes, overcoming the restrictions associated with blood and enabling better detection.  Trovagene has pioneered the discovery of cell-free nucleic acids in urine and developed proprietary technologies to extract, purify, detect, and quantify such cell-free nucleic acids from urine samples. The Company operates a CLIA-certified (under the regulations of the State of California and accredited by the College of American Pathologists (CAP)) high complexity molecular diagnostic laboratory in San Diego, CA.  The Company intends to offer physicians and their patients laboratory developed tests (LDTs) for cancer monitoring. Clinical studies are underway to establish the clinical utility of the Company’s platform for monitoring tumor dynamics as well as individual responses to both targeted and non-targeted treatments.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Trovagene, which include its wholly owned subsidiary Xenomics, Inc., a California corporation (“Xenomics Sub”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated. Certain items in the comparable prior period’s financial statements have been reclassified to conform to the current period’s presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2012 and December 31, 2011 and for each of the two years ended December 31, 2012 and from inception (August 4, 1999) to December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013.  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made. The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

On May 24, 2012, the Board of Directors approved a 1-for-6 reverse stock split of the Company’s issued and outstanding common stock effective on May 29, 2012. All the relevant information relating to number of shares and per share information contained in these consolidated financial statements has been retrospectively adjusted to reflect the reverse stock split for all periods presented.

2. Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares. Shares used in calculating basic and diluted net loss per common share for the three and six months ended June 30 exclude as antidilutive the following share equivalents:

	June 30,
	2013	2012
Options to purchase Common Stock	4,012,710	3,061,816
Warrants to purchase Common Stock	6,796,491	5,729,754
Series A Convertible Preferred Stock	81,354	99,583
	10,890,555	8,891,153

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

Stock-based compensation expense related to Trovagene options have been recognized in operating results as follow:

	Three Months Ended June 30,		Six Months Ended June 30
	2013	2012	2013	2012
Included in research and development expense	$179,892	$23,897	$302,209	$31,480
Included in general and administrative expense	167,450	91,922	386,608	187,170
Total stock-based compensation expense	$347,342	$115,819	$688,817	$218,650

The unrecognized compensation cost related to non-vested stock options outstanding at June 30, 2013 and 2012, net of expected forfeitures, was $3,708,208 and $1,224,040, respectively, to be recognized over a weighted-average remaining vesting period of approximately three and four years, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following assumptions during the following periods indicated.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Risk-free interest rate	0.74-1.48%	0.72-1.04%
Dividend yield	0%	0%
Expected volatility	97-100%	90%
Expected term (in years)	5.0 yrs.	5.0 yrs.

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2012	3,711,303	$4.69
Granted	620,427	$6.50
Forfeited	(319,000)	$4.14
Balance outstanding, June 30, 2013	4,012,710	$5.02	$9,590,508
Exercisable at June 30, 2013	1,967,995	$5.80	$3,997,377

As of June 30, 2013, the Company had issued 260,000 options over the authorized number of options in the Plan.  As per ASC Topic 815-40, the options have been accounted for as liabilities and recorded at fair value with the changes in fair value being recorded in the Company’s statement of operations. Once stockholder approval is obtained to increase the number of authorized shares, the liability will then be reversed into additional paid in capital.  The Company has recorded the $23,817 liability for this amount in accrued expenses.

See Note 10 related to the approval by the stockholders to increase the number of authorized shares in the Plan.

Warrants

A summary of warrant activity is presented below:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Term Years
Balance outstanding, December 31, 2012	6,985,070	$3.96
Granted	50,000	$8.00
Exercised	(238,579)	$3.90
Balance outstanding June 30, 2013	6,796,491	$3.99	4.89

The Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $8.00 per share, during the six months ended June 30, 2013.  The warrants were issued in connection with an agreement to provide services related to investor and public relations materials and expire three years from date of grant.  The estimated fair value of the warrant was determined on the date of grant using the Black-Scholes option valuation model using the following assumptions:  a risk-free interest rate of 0.42%, dividend yield of 0%, expected volatility of 97% and expected term of three years.  The resulting fair value of $198,791 was recorded as stock based compensation expense.

4.              Stockholders’ (Deficiency) Equity

Common Stock

During the six month period ended June 30, 2013, the Company issued 233,118 shares of Common Stock upon exercise of warrants.  Of these shares, 225,834 were issued upon exercise of 225,834 warrants at a weighted average exercise price of $3.95.  The remaining 7,284 were issued upon net exercise of 12,745 warrants at an exercise price of $3.00.  See Note 10.

Series A Convertible Preferred Stock

During the six month period ended June 30, 2013, 17,500 shares of Series A Convertible Preferred Stock were converted into 18,229 shares of common stock, on a net converted basis.  As of June 30, 2013, 78,100 shares of Series A Convertible Preferred were outstanding.  See Note 10.

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

Under ASC Topic 805, Business Combinations, the Company was required to assess the fair value of the assets acquired and the contingent consideration at the date of acquisition. Therefore, the Company assessed the fair value of the assets purchased and concluded that the purchase price would be allocated entirely to one intangible asset, a CLIA license.  The contingent consideration of the $3.7 million milestone was determined to have no fair value by applying a weighted average probability on the achievement of the milestones developed during the valuation process.  The Company will assess the fair value of the contingent consideration at each quarter and make adjustments as necessary until the milestone dates have expired.  As of June 30, 2013, no adjustments to the fair value of the contingent consideration have been necessary, and therefore the fair value of the contingent consideration remains unchanged.

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

The Company estimates the fair value of the warrants issued in connection with certain of its private placements and with its debentures using the Black-Scholes model in order to determine the associated derivative instrument liability and change in fair value described above. The range of assumptions used to determine the fair value of the warrants at the end of each six month period, June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Estimated fair value of Trovagene common stock	$6.26-6.99	$1.50-3.90
Expected warrant term	4 months – 5.8 years	6 months – 6.8 years
Risk-free interest rate	0.04-1.41%	0.09-1.54%
Expected volatility	97 -100%	90%
Dividend yield	0%	0%

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance, valued using the Black-Scholes option pricing method, for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability

December 31, 2012	Balance of derivative financial instruments liability	1,087,060	$6,252,760

	Change in fair value of warrants during the six months ended June 30, 2013 recognized as a loss in the statement of operations	—	15,665

June 30, 2013	Balance of derivative financial instruments liability	1,087,060	$6,268,425

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

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance, valued using the Binomial option pricing method, for the periods indicated:

Date	Number of Price Protected Units	Derivative Liability For Issued Units	Change In Fair value of Derivative Liability For Previously Outstanding Price Protected Units	Ending Balance Derivative Liability
December 31, 2012	1,288,650	$1,171,463	$1,341,405	$2,512,868
Change in fair value of warrants during the six months ended June 30, 2013 recognized as a loss in the statement of operations	—	—	1,600,503	1,600,503
June 30, 2013	1,288,650	$1,171,463	$2,941,908	$4,113,371

At June 30, 2013 and December 31, 2012, the total fair value of the above warrants accounted for as derivative financial instruments, valued using the Black-Scholes option pricing model and the Binomial option pricing model was $10,381,796 and $8,765,628, respectively, and is classified as derivative financial instruments liability on the balance sheet.

7. Fair Value Measurements

Fair value of financial instruments

The Company has adopted ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) for financial assets and liabilities that are required to be measured at fair value, and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. These financial instruments are stated at their respective historical carrying amounts which approximate fair value due to their short term nature.

The following tables present the Company’s liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2012 and June 30, 2013:

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Derivative liabilities related to warrants	$—	$—	$8,765,628	$8,765,628

Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2013
Derivative liabilities related to warrants	$—	$—	$10,381,796	$10,381,796

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2013:

Description	Balance at December 31, 2012	Unrealized (gains) or losses	Balance as of June 30, 2013
Derivative liabilities related to warrants	$8,765,628	$1,616,168	$10,381,796

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

8. Debt

Equipment Line of Credit

In June 2013, the Company entered into a Loan and Security Agreement with Silicon Valley Bank that provides for cash borrowings for equipment of up to $1.0 million, secured by the equipment financed. As of June 30, 2013, $315,168 has been borrowed, of which $62,993 is included in current liabilities and $252,175 is long-term.

Under the terms of the agreement, interest is the greater of 5% or 4.6% above the U.S. Treasury Note as of the date of each borrowing.  Interest only payments are due on borrowings through December 31, 2013, with both interest and principal payments commencing in January 2014.  Any equipment advances after December 31, 2013 are subject to principal and interest payments immediately over a 30 month period following the advance. The Company has an obligation to make a final payment equal to 7% of total amounts borrowed at the loan maturity date and the final payment is being accrued over the term of the loans using the effective-interest method.

At June 30, 2013, Trovagene was in compliance with all covenants under the Loan Agreement. The Company is subject to certain nonfinancial covenants and a material adverse change clause.

The Company recorded $668 in interest expense related to the Loan and Security Agreement during the quarter ended June 30, 2013. Closing costs were not material and were expensed to general and administrative expenses in June 2013.

9. Commitments and Contingencies

Research and Development Agreements

During 2012, the Company entered into research agreements with University of Texas MD Anderson Cancer Center (“MDACC”) to provide samples and evaluate methods used by the Company in identification of pancreatic cancer mutations, as well as to measure the degree of concordance between results of transrenal DNA mutations analysis from urine samples and tumor tissue.  Under these agreements, the Company has committed to pay $152,900 for the services performed by the University.  As of June 30, 2013, the Company has incurred $94,615 related to these agreements.

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

The Company recognizes milestone payments received from PerkinElmer as a reduction in research and development costs as the services are performed. Amounts received in advance of services performed are recorded as accrued liabilities until the services for which the payment has been received have been performed. The Company has received milestone payments related to this agreement of approximately $90,000 and incurred approximately $48,000 of research and development of costs during the three months ended June 30, 2013.

In June 2013, the Company entered into a Research Agreement with Illumina, Inc. (“Illumina”) pursuant to which the parties will work together to evaluate the potential for integrating the Company’s transrenal technology for isolating, extracting and genetic analysis of nucleic acids from urine with Illumina’s genetic analysis sequencing technology (the “Research Plan”).  The parties have agreed that all results and reagents from the Research Plan will be shared between the parties.  The Agreement will terminate upon the earlier of 30 days after completion of the Research Plan or the one year anniversary of the Agreement unless extended by mutual written agreement.

Employment Agreements

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

In June 2013, the Compensation Committee approved an increase to the salaries of the CEO and CFO to $350,000 and $220,000, respectively.  In addition, the CEO and CFO were granted options to purchase 200,000 and 60,000 shares of common stock, respectively.  The options have an exercise price of $6.00 and vest ratably over a four year period.

Public Offering and Controlled Equity Offering

On January 25, 2013 the Company filed a Form S-3 Registration Statement to offer and sell in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not exceeding $150,000,000. The preferred stock, warrants, and units may be convertible or exercisable or exchangeable for common stock or preferred stock or other Trovagene securities.  This form was declared effective on February 4, 2013.  In addition, in connection with the Form S-3, the Company entered into an agreement with Cantor Fitzgerald & Co. (“Agent”) on January 25, 2013 to issue and sell up to $30,000,000 of shares of common stock through them.  As payment for its services, the Agent is entitled to a 3% commission on gross proceeds. No amounts have been raised through June 30, 2013 date relating to this agreement.  See Note 10 for amounts raised subsequent to June 30, 2013.

10. Subsequent Events

Public Offering and Controlled Equity Offering

In July 2013, the Company sold 2,142,857 shares of its common stock for gross proceeds of approximately $15.0 million.  During July 2013, the Company sold 488,475 shares of its common stock under the agreement with Cantor Fitzgerald & Co., for gross proceeds of approximately $4.2 million.

Stock Option Plan

The authorized shares in the Plan were increased to 6,000,000 from 3,666,667 by the stockholders at the Company’s annual meeting held on July 18, 2013.

Series A Convertible Preferred Stock

In August 2013, 17,500 shares of Series A Convertible Preferred Stock were converted into 18,229 shares of common stock, on a net converted basis.

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

Overview

From August 4, 1999 (inception) through June 30, 2013 we have sustained a cumulative total deficit of $61,598,689.  From inception through June 30, 2013, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities.  During 2013, we have made the following advances:

•                  Announced the launch of our first commercial product, a urine-based human papillomavirus (HPV) test.

•                  Continued to file and maintain our patent portfolio and issued new patents including a broad microRNA patent covering methods of detecting and quantitating cell-free microRNA in urine and blood.

•                  Validated urine-based cancer detection technology and developed an ultra-sensitive cell-free DNA assay initially confirmed for the detection of the BRAF mutation.

•                  Expanded clinical collaboration with the University of Texas MD Anderson Cancer Center to include the detection of transrenal BRAF mutations in the urine of patients with advanced or metastatic cancers.

Our product development and commercialization efforts are in their early stages and we cannot make estimates of the costs or the time they will take to complete, or the timing and amount of revenues related to the sale of our tests and revenues related to our license agreements. The risk of completion of any program is high because of the many uncertainties involved in bringing new diagnostic products to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols, the extended regulatory approval and review cycles, our ability to raise additional capital, the nature and timing of research and development expenses and competing technologies being developed by organizations with significantly greater resources.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 and 2012

Revenues

Our total revenues were $49,000 and $41,500 for the three months ended June 30, 2013 and 2012, respectively, and consisted only of royalty income.  Royalty income increased by $7,500 in the three months ended June 30, 2013, due to an increase in number of royalty bearing agreements compared to the same period in the prior year.

Research and Development Expenses

Research and development expenses increased by $466,698 to $943,849 for the three months ended June 30, 2013 from $477,151 for the same period in 2012.   Substantially all of the increase resulted from the expansion of our research and development efforts as we moved towards commercialization, increased the number of our research and development personnel by four, and purchased additional laboratory equipment to support the clinical collaborations we have entered into during 2012 and 2013 related to detection of certain types of cancer in urine samples.   In addition, the validation of our urine-based cancer technology for the detection of the BRAF mutation and extension of our planned offering of urine-based oncogene mutation tests to include a test for the detection of a specific p53 mutation and a specific double mutation in the hepatitis B virus also resulted in additional research and development costs.  We also established a clinical advisory board during the three months ended June 30, 2013.

Research and development expenses consisted of the following:

	For the three months ended June 30,
	2013	2012	Increase
Salaries and staff costs	$484,628	$255,563	$229,065
Outside services, consultants and lab supplies	314,932	110,362	204,570
Facilities	107,538	98,626	8,912
Other	36,751	12,600	24,151
Total research and development	$943,849	$477,151	$466,698

We expect our research and development costs to increase as we complete existing collaborations and enter into new research agreements.

General and Administrative Expenses

General and administrative expenses increased by $669,395 to $1,479,263 for the three months ended June 30, 2013, from $809,868 for the same period in 2012. This increase was primarily due to the building of our sales, marketing and business development infrastructure in preparation for the launch and commercialization of our diagnostics products.  In addition, continued patent filing and maintenance as well as the costs associated with being a publicly traded company added to our general and administrative expenses.

General and administrative expenses consisted of the following:

	For the three months ended June 30,
	2013	2012	Increase (Decrease)
Salaries and staff costs	$514,306	$277,203	237,103
Outside services and Board of Director fees	400,038	428,564	(28,526)
Legal and accounting fees	197,794	27,033	170,761
Facilities	80,680	32,861	47,819
Insurance	27,491	18,170	9,321
Marketing	104,896	—	104,896
Travel	103,112	16,108	87,004
Fees, licenses and taxes	37,130	7,147	29,983
Other	13,816	2,782	11,034
Total general and administrative expenses	$1,479,263	$809,868	$669,395

We expect our general and administrative expenses to increase as we begin commercialization.

Change in Fair Value of Derivative Instruments - Warrants

We have issued securities that are accounted for as derivative liabilities.   As of June 30, 2013, the derivative liabilities related to securities issued were revalued to $10,381,796, resulting in a net increase in value of $2,895,310 from March 31, 2013, based primarily upon the change in our stock price from $6.26 at March 31, 2013 to $6.99 at June 30, 2013 and the changes in the expected term and risk free interest rates for the expected term. The increase in value was recorded as non-operating loss for the three months ended June 30, 2013.

Net Loss

Net loss and per share amounts were as follows:

	For the three months ended June 30,
	2013	2012
Net loss and comprehensive loss attributable to common shareholders	$(5,279,475)	$(3,435,970)

Net loss per common share: basic and diluted	$(0.34)	$(0.28)
Weighted average shares: basic and diluted	15,583,957	12,086,528

The $1,843,505 increase in net loss and $0.06 increase in net loss per share in 2013 compared to 2012 reflected a slight increase in revenues, offset by an increase in operating expenses and a loss from the change in fair value in derivative liabilities.  Weighted average shares outstanding increased in 2013 due to the sale and issuance of 4.3 million shares of common stock resulting from the direct public offering in May 2012, in addition to the  private placements, and exercise of stock options and warrants through June 30, 2013.

Six Months Ended June 30, 2013 and 2012

Revenues

Our total revenues were $168,123 and $75,653 for the six months ended June 30, 2013 and 2012, respectively, and consisted only of royalty income.   Royalty income increased by $92,470 in the six months ended June 30, 2013 due to the fact there are more royalty bearing agreements in 2013 compared to the same period in 2012.  In addition, revenues in the six months ended June 30, 2013 include approximately $75,000 of royalty payments earned in excess of minimum royalty amounts received related to the prior year.  In accordance with our revenue recognition policy, we do not record royalty revenues in excess of minimum royalty amounts until we have received the payment.

Research and Development Expenses

Research and development expenses increased by $931,536 to $1,746,094 for the six months ended June 30, 2013 from $814,558 for the same period in 2012.   Substantially all of the increase resulted from the expansion of our research and development efforts as we moved towards commercialization, increased the number of our internal research and development personnel to nine, and purchased additional laboratory equipment to support the clinical collaborations we have entered into related to validating our tests to detect certain types of cancer in urine samples.

Research and development expenses consisted of the following:

	For the six months ended June 30,
	2013	2012	Increase
Salaries and staff costs	$911,257	425,662	$485,595
Outside services, consultants and lab supplies	583,576	197,164	386,412
Facilities	199,299	177,304	21,995
Other	51,962	14,428	37,534
Total research and development	$1,746,094	$814,558	$931,536

General and Administrative Expenses

General and administrative expenses increased by $1,549,150 to $3,185,980 for the six months ended June 30, 2013 from $1,636,830 for the same period in 2012. This increase was primarily due to the building of our sales, marketing and business development infrastructure in preparation for the launch and commercialization of our diagnostics products.  We have increased our internal headcount in these functional areas by four.   In addition, continued patent filing and maintenance as well as the costs associated with being a publicly traded company, such as additional costs for insurance, NASDAQ fees and Sarbanes-Oxley compliance have added to our general and administrative expenses in comparison to the same period of the prior year.

General and administrative expenses consisted of the following:

	For the six months ended June 30,
	2013	2012	Increase
Salaries and staff costs	$1,235,673	406,943	828,730
Outside services and Board of Director fees	843,162	720,108	123,054
Legal and accounting fees	533,945	355,889	178,056
Facilities	128,273	56,984	71,289
Insurance	55,272	35,719	19,553
Marketing	127,499	—	127,499
Travel	157,859	39,877	117,982
Fees, licenses and taxes	52,782	7,869	44,913
Other	51,515	13,441	38,074
Total general and administrative expenses	$3,185,980	$1,636,830	$1,549,150

Change in Fair Value of Derivative Instruments - Warrants

We have issued securities that are accounted for as derivative liabilities.   As of June 30, 2013, the derivative liabilities related to securities issued were revalued to $10,381,796, resulting in an increase in value of $1,616,168 from December 31, 2012, based primarily upon the change in our stock price from $6.93  at December 31, 2012 to $6.99 at June 30, 2013 and the changes in the expected term and risk free interest rates for the expected term. The increase in value was recorded as non-operating loss for the six months ended June 30, 2013.

Net Loss

Net loss and per share amounts were as follows:

	For the six months ended June 30,
	2013	2012
Net loss and comprehensive loss attributable to common shareholders	$(6,396,057)	$(4,608,170)

Net loss per common share: basic and diluted	$(0.41)	$(0.40)
Weighted average shares: basic and diluted	15,547,352	11,544,112

The $1,784,887 increase in net loss and $0.01 increase in net loss per share in 2013 compared to 2012 reflected a slight increase in revenues, offset by an increase in operating expenses and a loss from the change in fair value in derivative liabilities.  Weighted average shares increased primarily due to the sale and issuance of 4.3 million shares of common stock resulting from the direct public offering in May 2012, in addition to the  private placements, and exercise of stock options and warrants through June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had $8,302,290 in cash and cash equivalents.  Net cash used in operating activities for the six months ended June 30, 2013 was $3,364,625, compared to $2,201,600 for the six months ended June 30, 2012. Our use of cash was primarily a result of the net loss of $6,380,786  for the six months ended June 30, 2013, adjusted for non-cash items related to stock-based compensation of $887,608, depreciation and amortization of $43,933 and the loss from the change in fair value of derivatives of $1,616,168.  The changes in our operating assets and liabilities consisted of higher accounts payable and accrued expenses, prepaid expenses and other assets, and a decrease in accounts receivable.  At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Investing activities consisted of purchases for capital equipment that used $360,138 in cash during the six months ended June 30, 2013, compared to $140,969 for the same period in 2012.

Net cash provided by financing activities was $1,207,272 during the six months ended June 30, 2013, compared to $10,946,605 during the six months ended June 30, 2012. Financing activities during the six months ended June 30, 2013 were from proceeds related to the exercise of warrants and borrowings on equipment lines, while in 2012 the net cash provided by financing activities were from proceeds received related to the sale of common stock.

As of June 30, 2013, and December 31, 2012, we had working capital of $7,061,277 and $10,317,833, respectively.  As of August 9, 2013, our working capital was $28,024,465. This increase in working capital is primarily due to the approximately $19.2 million of gross proceeds from the sale of common stock and approximately $2.6 million from warrant exercises subsequent to June 30, 2013 through August 9, 2013.

Our working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of our research and development programs. We believe that we have sufficient cash and cash equivalents to fund our operations for at least the next twelve months.  We do not anticipate that our existing working capital alone will be sufficient to fund our operations through the successful development and commercialization of products we develop. As a result, we will need to raise additional capital to fund our operations and continue to conduct activities to support our product development and commercialization.  To date, our sources of cash have been primarily limited to the sale of equity securities and debentures and debt borrowings. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are unable to raise additional capital when required or on acceptable terms, we may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more of product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, as of June 30, 2013, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, due to weaknesses in our internal controls over financial reporting. We are implementing remedial measures designed to address the ineffectiveness of our disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, we implemented an anti-fraud program designed to detect and prevent fraud including (i) a whistle-blower program and (ii) an ongoing program to manage identified fraud risks. There were no other completed changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

10.1	Research Agreement between Trovagene, Inc. and Illumina, Inc. dated June 20, 2013.*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2013, filed on August 14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Condensed Consolidated Statement of Stockholders Equity (Deficit) and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

*Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVAGENE, INC.

August 14, 2013	By:	/s/ Antonius Schuh
Antonius Schuh
Chief Executive Officer

TROVAGENE, INC.

August 14, 2013	By:	/s/ Stephen Zaniboni
Stephen Zaniboni
Chief Financial Officer