Form 10-Q
period 2013-09-30
Trovagene, Inc.
filed 2013-11-14
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013 the issuer had 18,902,991 shares of Common Stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	4

Condensed Consolidated Statements of Operations and Comprehensive Net Loss for the Three Months and Nine Months Ended September 30, 2013 and 2012 (unaudited) and the period August 4, 1999 (Inception) to September 30, 2013 (unaudited)	5

Condensed Consolidated Statements Stockholders’ Equity for the period August 4, 1999 (Inception) to September 30, 2013 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Three Months and Nine Months Ended September 30, 2013 and 2012 (unaudited) and the period August 4, 1999 (Inception) to September 30, 2013 (unaudited)	14

Notes to Condensed Consolidated Financial Statements (unaudited)	16

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$27,799,387	$10,819,781
Accounts receivable	69,566	168,381
Prepaid expenses and other assets	129,393	60,041
Total current assets	27,998,346	11,048,203
Property and equipment, net	740,307	254,742
Other assets	411,912	362,081
Total assets	$29,150,565	$11,665,026

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$158,982	$175,679
Accrued expenses	1,054,096	554,691
Current portion of long-term debt	147,618	—
Total current liabilities	1,360,696	730,370
Long-term debt, less current portion	370,431	—
Derivative financial instruments	6,281,284	8,765,628
Total liabilities	8,012,411	9,495,998

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 60,600 and 95,600 shares outstanding at September 30, 2013 and December 31, 2012, respectively, designated as Series A Convertible Preferred Stock with liquidation preference of $606,000 and $956,000 at September 30, 2013 and December 31, 2012, respectively	60	96

Common stock, $0.0001 par value, 150,000,000 shares authorized,18,891,949 and 15,478,177 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,889	1,547

Additional paid-in capital	87,141,485	57,370,017
Deficit accumulated during development stage	(66,005,280)	(55,202,632)
Total stockholders’ equity	21,138,154	2,169,028
Total liabilities and stockholders’ equity	$29,150,565	$11,665,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trovagene, Inc. and Subsidiaries
(A Development Stage Company)

Condensed Consolidated Statements of Operations and Comprehensive Loss

					(Unaudited)
	(Unaudited)		(Unaudited)		August 4, 1999
	Three Months Ended September 30,		Nine Months Ended September 30,		(Inception) to
	2013	2012	2013	2012	September 30, 2013
Royalty income	$43,756	$41,500	$211,879	$117,153	$1,137,353
License fees	—	20,000	—	20,000	1,383,175
Milestone fees	—	150,000	—	150,000	150,000
Total revenues	43,756	211,500	211,879	287,153	2,670,528
Costs and expenses:
Research and development	915,457	511,433	2,661,551	1,326,197	20,111,002
Purchased in process research and development	—	—	—	—	2,666,869
General and administrative	2,205,952	739,042	5,391,932	2,375,666	31,312,048
Total operating expenses	3,121,409	1,250,475	8,053,483	3,701,863	54,089,919

Loss from operations	(3,077,653)	(1,038,975)	(7,841,604)	(3,414,710)	(51,419,391)

Interest income	44	—	44	—	266,927
Interest expense	(6,263)		(6,931)		(1,332,303)
Gain on sale of equipment	—	—	—	—	4,000
Amortization of deferred debt costs and original issue discount	—	—	—	—	(2,346,330)
Change in fair value of derivative instruments—warrants	(1,317,360)	388,750	(2,933,527)	(1,824,565)	(8,428,326)
Gain on extinguishment of debt	—	—	—	—	623,383
Liquidated damages and other forbearance agreement settlement costs	—	—	—	—	(1,758,111)
Net loss and comprehensive loss	(4,401,232)	(650,225)	(10,782,018)	(5,239,275)	(64,390,151)

Preferred stock dividend	(5,360)	(9,560)	(20,630)	(28,680)	(366,788)
Series A Convertible Preferred stock conversion rate change accreted as a dividend	—	—	—	—	(455,385)
Cumulative effect of early adopting ASC Topic 815-40	—	—	—	—	(792,956)

Net loss and comprehensive loss available to common stockholders	$(4,406,592)	$(659,785)	$(10,802,648)	$(5,267,955)	$(66,005,280)

Net loss per common share-basic and diluted	$(0.25)	$(0.05)	$(0.66)	$(0.42)
Weighted average shares outstanding- basic and diluted	17,870,703	14,178,733	16,330,313	12,506,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)

	Common Stock		Treasury Shares		Additional Paid-In	Deferred Stock Based	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	(Deficiency)
Balance, August 4, 1999 (Inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders for cash at $0.0012 per share	37,000,000	3,700	—	—	38,300	—	—	42,000
Net loss	—	—	—	—	—	—	(14,760)	(14,760)
Balance, January 31, 2000	37,000,000	$3,700	—	$—	$38,300	—	(14,760)	27,240
Net loss	—	—	—	—	—	—	(267,599)	(267,599)
Balance, January 31, 2001	37,000,000	$3,700	—	$—	$38,300	—	(282,359)	(240,359)
Capital contribution of cash	—	—	—	—	45,188	—	—	45,188
Net loss	—	—	—	—	—	—	(524,224)	(524,224)
Balance, January 31, 2002	37,000,000	$3,700	—	$—	$83,488	—	(806,583)	(719,395)
Issuance of common stock for cash at $0.003 per share	1,258,000	126	—	—	3,274	—	—	3,400
Capital contribution of cash	—	—	—	—	2,500	—	—	2,500
Net loss	—	—	—	—	—	—	(481,609)	(481,609)
Balance, January 31, 2003	38,258,000	$3,826	—	$—	$89,262	—	(1,288,192)	(1,195,104)
Net loss	—	—	—	—	—	—	(383,021)	(383,021)
Balance, January 31, 2004	38,258,000	$3,826	—	$—	$89,262	—	(1,671,213)	(1,578,125)
Waiver of founders’ deferred compensation	—	—	—	—	1,655,031	—	—	1,655,031
Private placement of common stock	440,868	44	—	—	2,512,906	—	—	2,512,950
Redemption of shares held by Panetta Partners, Inc.	(36,477,079)	(3,648)	—	—	(496,352)	—	—	(500,000)
Costs associated with recapitalization	—	—	—	—	(301,499)	—	—	(301,499)
Share exchange with founders	376,334	38	—	—	(38)	—	—	—
Issuance of treasury shares	—	—	58,333	6	(6)	—	—	—
Issuance of treasury shares to escrow	58,333	6	(58,333)	(6)	—	—	—	—
Issuance of common stock and warrants for cash at $11.70 per share	228,026	23	—	—	2,667,877	—	—	2,667,900
Issuance of 20,610 warrants to selling agents	—	—	—	—	403,038	—	—	403,038
Finders warrants charged to cost of capital	—	—	—	—	(403,038)	—	—	(403,038)
Deferred stock-based compensation	—	—	—	—	1,937,500	(1,937,500)	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	245,697	—	245,697
Options issued to consultants	—	—	—	—	1,229,568	—	—	1,229,568
Warrants issued to consultants	—	—	—	—	2,630,440	—	—	2,630,440
Net loss	—	—	—	—	—	—	(5,371,027)	(5,371,027)
Balance, January 31, 2005	2,884,482	$289	—	$—	$11,924,689	$(1,691,803)	$(7,042,240)	$3,190,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Preferred Stock		Common Stock		Treasury Shares		Additional Paid-In	Deferred Stock Based	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	(Deficiency)
Balance, January 31, 2005	—	$—	2,884,482	$289	—	$—	$11,924,689	$(1,691,803)	$(7,042,240)	$3,190,935
Private placement of common stock	—	—	17,094	2	—	$—	$199,998	—	—	200,000
Payment of selling agents fees and expenses in cash	—	—	—	—	—	—	(179,600)	—	—	(179,600)
Common stock issued to selling agents	—	—	4,077	—	—	—	—	—	—	—
Private placement of common stock	—	—	252,564	25	—	—	2,954,974	—	—	2,954,999
Payment of selling agents fees and expenses in cash	—	—	—	—	—	—	(298,000)	—	—	(298,000)
Issuance of 20,205 warrants issued to selling agents	—	—	—	—	—	—	222,188	—	—	222,188
Selling agents warrants charged to cost of capital	—	—	—	—	—	—	(222,188)	—	—	(222,188)
Private placement of preferred stock and warrants for cash at $10.00 per share (restated)	277,100	277	—	—	—	—	2,770,723	—	—	2,771,000
Accretion of preferred stock dividends (restated)	—	—	—	—	—	—	792,956	—	(792,956)	—
Value of warrants reclassified to derivative financial instrument liability	—	—	—	—	—	—	(567,085)	—	—	(567,085)
Payment of selling agents fees and expenses in cash	—	—	—	—	—	—	(277,102)	—	—	(277,102)
Issuance of 17,572 warrants issued to selling agents	—	—	—	—	—	—	167,397	—	—	167,397
Selling agents warrants charged to cost of capital	—	—	—	—	—	—	(167,397)	—	—	(167,397)
Return of treasury shares from escrow	—	—	(58,333)	(6)	58,333	6	—	—	—	—
Retirement of treasury shares	—	—	—	—	(58,333)	(6)	6	—	—	—
Common stock issued for services	—	—	833	—	—	—	16,500	—	—	16,500
Stock-based compensation expense for non-employees	—	—	—	—	—	—	2,928,298	—	—	2,928,298
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	645,832	—	645,832
Preferred stock dividend	—	—	—	—	—	—	—	—	(60,741)	(60,741)
Net loss	—	—	—	—	—	—	—	—	(7,844,326)	(7,844,326)
Balance, January 31, 2006	277,100	$277	3,100,717	$310	—	$—	$20,266,357	$(1,045,971)	$(15,740,263)	$3,480,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Preferred Stock		Common Stock		Additional Paid-In	Deferred Stock Based	Deficit Accumulated During Development	Total Stockholders’ Equity	Temporary Equity— Unregistered Common Stock
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	(Deficiency)	Shares	Amount
Balance, January 31, 2006	277,100	$277	3,100,717	$310	$20,266,357	$(1,045,971)	$(15,740,263)	$3,480,710	—	$—
Conversion of Series A preferred stock and issuance of common stock	(174,000)	(174)	137,739	14	160	—	—	—	—	—
Implementation of ASC 718	—	—	—	—	(1,045,971)	1,045,971	—	—	—	—
Private placement of common stock	—	—	125,787	13	943,388	—	—	943,401	—	—
Payment of selling agents fees and expenses in cash	—	—	—	—	(118,341)	—	—	(118,341)	—	—
Issuance of 15,779 warrants to selling agents	—	—	—	—	55,568	—	—	55,568	—	—
Selling agents warrants charged to cost of capital	—	—	—	—	(55,568)	—	—	(55,568)	—	—
Issuance of common stock and warrants for cash at $6.00 per share	—	—	—	—	—	—	—	—	166,667	1,000,000
Payment of finder’s fees and expenses in cash	—	—	—	—	—	—	—	—	—	(80,000)
Value of warrants classified as derivative financial instrument liability	—	—	—	—	—	—	—	—	—	(15,000)
Issuance of 27,425 units to finder	—	—	—	—	167,856	—	—	167,856	—	—
Common Stock issued for services	—	—	1,449	—	9,566	—	—	9,566	—	—
Value attributed to warrants issued with 6% convertible debentures	—	—	—	—	1,991,822	—	—	1,991,822	—	—
Reclassification of derivative financial instruments to stockholders’ equity upon adoption of ASC 815-40	—	—	—	—	567,085	—	(455,385)	111,700	—	—
Warrants issued for services	—	—	—	—	101,131	—	—	101,131	—	—
Donated services	—	—	—	—	62,500	—	—	62,500	—	—
Stock based compensation	—	—	—	—	1,572,545	—	—	1,572,545	—	—
Preferred stock dividend	—	—	—	—	—	—	(59,164)	(59,164)	—	—
Net loss	—	—	—	—	—	—	(7,134,067)	(7,134,067)	—	—
Balance, January 31, 2007	103,100	$103	3,365,692	$337	$24,518,098	$—	$(23,388,879)	$1,129,659	166,667	$905,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders’ Equity	Temporary Equity— Unregistered Common Stock
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)	Shares	Amount
Balance, January 31, 2007	103,100	$103	3,365,692	$337	$24,518,098	$(23,388,879)	1,129,659	166,667	$905,000
Conversion of preferred stock to common stock	(7,500)	(7)	7,813	1	6	—	—	—	—
Private placement of common stock	—	—	283,333	28	849,972	—	850,000	—	—
Payment of selling agent fees and expenses	—	—	—	—	(51,733)	—	(51,733)	—	—
Issuance of warrants to selling agents	—	—	—	—	45,403	—	45,403	—	—
Selling agent warrants charged to cost of capital	—	—	—	—	(45,403)	—	(45,403)	—	—
Derivative liability—warrants at issuance	—	—	—	—	(45,371)	—	(45,371)	—	—
Donated services	—	—	—	—	275,000	—	275,000	—	—
Stock-based compensation expense	—	—	—	—	914,847	—	914,847	—	—
Preferred stock dividend	—	—	—	—	—	(35,054)	(35,054)	—	—
Net loss	—	—	—	—	—	(4,683,141)	(4,683,141)	—	—
Balance, December 31, 2007	95,600	$96	3,656,838	$366	$26,460,819	$(28,107,074)	(1,645,793)	166,667	$905,000
Reclassification of common stock initially recorded as temporary equity	—	—	166,667	17	904,983	—	905,000	(166,667)	(905,000)
Private placement of common stock	—	—	330,682	33	1,144,967	—	1,145,000	—	—
Payment of selling agents fees and expenses	—	—	—	—	(74,500)	—	(74,500)	—	—
Conversion of debenture to common stock	—	—	31,214	3	93,638	—	93,641	—	—
Derivative liability—warrants at issuance	—	—	—	—	(201,122)	—	(201,122)	—	—
Donated services	—	—	—	—	390,750	—	390,750	—	—
Stock based compensation	—	—	—	—	543,697	—	543,697	—	—
Preferred stock dividend	—	—	—	—	—	(38,240)	(38,240)	—	—
Net loss	—	—	—	—	—	(5,166,240)	(5,166,240)	—	—
Balance, December 31, 2008	95,600	$96	4,185,401	$419	$29,263,232	$(33,311,554)	$(4,047,807)	—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance December, 31, 2008	95,600	$96	4,185,401	$419	$29,263,232	$(33,311,554)	$(4,047,807)
Issuance of shares of common stock in connection with convertible debenture forbearance agreement	—	—	906,245	91	1,739,868	—	1,739,959
Issuance of shares of common stock in payment of convertible debenture interest	—	—	60,147	6	112,285	—	112,291
Private placements of common stock	—	—	488,333	49	1,464,951	—	1,465,000
Issuance of common stock pursuant to a non-exclusive selling agent’s agreement	—	—	68,897	7	306,730	—	306,737
Issuance of shares of common stock re settlement for consulting services rendered	—	—	159,630	16	478,874	—	478,890
Stock based compensation expense	—	—	—	—	177,836	—	177,836
Preferred stock dividend	—	—	—	—	—	(38,240)	(38,240)
Derivative liability—warrants and price protected units upon issuance	—	—	—	—	(1,497,568)	—	(1,497,568)
Net loss	—	—	—	—	—	(2,483,807)	(2,483,807)
Balance, December 31, 2009	95,600	$96	5,868,653	$588	$32,046,208	$(35,833,601)	$(3,786,709)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Deficit During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance, December 31, 2009	95,600	$96	5,868,653	$588	$32,046,208	(35,833,601)	$(3,786,709)
Issuance of shares of common stock in payment of convertible debenture interest	—	—	85,619	9	115,962	—	115,971
Issuance of common stock to selling agents	—	—	79,333	8	(8)	—	—
Private placement of units	—	—	578,233	58	1,734,642	—	1,734,700
Derivative liability—price protected units upon issuance	—	—	—	—	(1,010,114)	—	(1,010,114)
Consulting services settled via issuance of stock	—	—	70,833	7	212,493	—	212,500
Shares issued in settlement of legal fees	—	—	29,240	3	99,997	—	100,000
Stock issued in payment of deferred salary to former CEO	—	—	12,745	1	28,345	—	28,346
Shares issued in connection with Agreement & Plan of Merger with Etherogen, Inc.	—	—	2,043,797	204	2,771,185	—	2,771,389
Stock Based Compensation expense	—	—	—	—	325,930	—	325,930
Preferred stock dividend	—	—	—	—	—	(38,240)	(38,240)
Net loss	—	—	—	—	—	(5,449,138)	(5,449,138)
Balance, December 31, 2010	95,600	$96	8,768,453	$878	$36,324,640	$(41,320,979)	$(4,995,365)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
Balance, December 31, 2010	95,600	$96	8,768,453	$878	$36,324,640	$(41,320,979)	$(4,995,365)
Issuance of shares of common stock in payment of convertible debenture interest in accordance with Forbearance Agreement	—	—	64,214	6	85,269	—	85,275
Private placement of units	—	—	857,833	85	2,573,415	—	2,573,500
Derivative liability-fair value of warrants and price protected units issued	—	—	—	—	(1,298,618)	—	(1,298,618)
Shares issued in connection with Board Compensation	—	—	41,750	4	125,246	—	125,250
Issuance of common stock to shareholder as finder’s fees	—	—	90,258	9	(9)	—	—
Issuance of common stock in connection with consulting services	—	—	58,333	6	174,994	—	175,000
Stock issued in connection with conversion of convertible debentures	—	—	856,185	85	1,130,079	—	1,130,164
Stock based compensation	—	—	—	—	250,978		250,978
Preferred stock dividend	—	—	—	—	—	(38,240)	(38,240)
Net loss	—	—	—	—	—	(2,239,212)	(2,239,212)
Balance, December 31, 2011	95,600	$96	10,737,026	$1,073	$39,365,994	$(43,598,431)	$(4,231,268)
Units issued via registered underwritten direct public offering and private placement of units	—	—	4,383,333	438	16,899,562	—	16,900,000
Fees and expenses related to financing transactions	—	—	—	—	(1,576,452)	—	(1,576,452)
Derivative liability-fair value of warrants and price protected units issued	—	—	—	—	(1,796,610)	—	(1,796,610)
Correction of error in derivative liability—fair value of warrants price protected units issued	—	—	—	—	274,967	—	274,967
Warrants reclassified to additional paid in capital	—	—	—	—	3,317,463	—	3,317,463
Issuance of common stock and warrant to shareholder as finder’s fees	—	—	214,100	21	(21)	—	—
Issuance of common stock in connection with Asset Purchase Agreement with MultiGen Diagnostics, Inc.	—	—	125,000	13	187,487	—	187,500
Issuance of common stock in connection with consulting services	—	—	9,916	1	22,380	—	22,381
Issuance of warrants in connection with advisory services	—	—	—	—	142,508	—	142,508
Stock based compensation	—	—	—	—	532,140	—	532,140
Issuance of common stock upon exercise of stock options	—	—	200	—	600	—	600
Issuance of common stock upon net exercise of warrant	—	—	8,602	1	(1)	—	—
Preferred stock dividend	—	—	—	—	—	(38,240)	(38,240)
Net loss	—	—	—	—	—	(11,565,961)	(11,565,961)
Balance, December 31, 2012	95,600	$96	15,478,177	$1,547	$57,370,017	$(55,202,632)	$2,169,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficiency)
Balance, December 31, 2012	95,600	$96	15,478,177	$1,547	$57,370,017	$(55,202,632)	$2,169,028
Sale of common stock, net of expenses	—	—	2,631,332	263	18,897,125	—	18,897,388
Issuance of warrants in connection with services	—	—	—	—	198,791	—	198,791
Stock based compensation	—	—	—	—	1,657,893	—	1,657,893
Derivative liability - Warrants reclassified to additional paid in capital	—	—	—	—	5,417,871	—	5,417,871
Issuance of common stock upon conversion of preferred stock	(35,000)	(36)	36,458	4	32	—	—
Issuance of common stock upon net exercise of warrant	—	—	7,284	1	(1)	—	—
Issuance of common stock upon exercise of warrants	—	—	715,743	72	3,599,759	—	3,599,831
Issuance of common stock upon net exercise of stock option	—	—	22,955	2	(2)	—	—
Preferred stock dividend	—	—	—	—	—	(20,630)	(20,630)
Net loss	—	—	—	—	—	(10,782,018)	(10,782,018)
Balance, September 30, 2013 (unaudited)	60,600	$60	18,891,949	$1,889	$87,141,485	$(66,005,280)	$21,138,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	For the period August 4, 1999 (Inception) to September 30, 2013

Operating activities
Net loss	$(10,782,018)	$(5,239,275)	$(64,390,151)

Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	2,085	—	2,085
Depreciation and amortization	85,532	26,331	345,173
Stock based compensation expense	1,856,684	349,010	13,869,149

Founders’, compensation contributed to equity	—	—	1,655,031

Donated services contributed to equity	—	—	829,381

Settlement of consulting services in stock	—	—	478,890
Amortization of deferred debt costs and original issue discount	—	—	2,346,330
Liquidated damages and other forbearance agreement settlement costs paid in stock	—	—	1,758,111

Interest expense on convertible debentures paid in stock	—	—	757,198

Change in fair value of financial instruments	2,933,527	1,824,565	8,428,326

Gain on extinguishment of debt	—	—	(623,383)

Purchased in process research and development expense-related party	—	—	2,666,869
Stock issued in connection with payment of deferred salary	—	—	28,346
Stock issued in connection with settlement of legal fees	—	—	100,000
Stock and warrant issued in connection with consulting services	—	164,889	452,389
Changes in operating assets and liabilities:
Increase in other assets	(49,831)	—	(119,712)
Decrease (increase) in accounts receivable	98,815	(29,048)	(69,567)
Increase in prepaid expenses	(69,352)	(14,594)	(129,393)
Increase (decrease) in accounts payable, accrued expenses and other	462,078	(701,019)	1,140,697
Net cash used in operating activities	(5,462,480)	(3,619,141)	(30,474,231)

Investing activities:
Assets acquired in Etherogen, Inc. merger	—	—	(104,700)
Capital expenditures	(571,097)	(212,220)	(1,085,480)
Net cash used in investing activities	(571,097)	(212,220)	(1,190,180)

Financing activities
Proceeds from sale of 6% convertible debenture	—	—	2,335,050
Debt issuance costs	—	—	(297,104)
Proceeds from sale of common stock, net of expenses	18,897,388	10,946,115	51,652,940
Proceeds from exercise of warrants	3,599,831	—	3,599,830
Proceeds from exercise of options	—	—	600
Proceeds from a non-exclusive selling agent’s agreement	—	—	142,187
Borrowings under capital lease line	515,964	—	515,964
Costs associated with recapitalization	—	—	(362,849)
Proceeds from sale of preferred stock	—	—	2,771,000
Payment of finders’ fee on preferred stock	—	—	(277,102)
Redemption of common stock	—	—	(500,000)
Payment of preferred stock dividends	—	—	(116,718)
Net cash provided by financing activities	23,013,183	10,946,115	59,463,798
Net change in cash and equivalent	16,979,606	7,114,754	27,799,387
Cash and cash equivalents—Beginning of period	10,819,781	700,374	—
Cash and cash equivalents—End of period	$27,799,387	$7,815,128	$27,799,387

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30, 2013	Nine months ended September 30, 2012	For the period August 4, 1999 (Inception) to September 30, 2013
Supplementary disclosure of cash flow activity:
Cash paid for taxes	$7,650	$—	$7,650

Cash paid for interest	$3,339	$—	$3,339

Supplemental disclosure of non-cash investing and financing activities:
Conversion of preferred stock	$—	$—	$—
Issuance of common stock upon conversion of preferred stock	$—	$—	$—
Issuance of 125,000 shares of common stock pursuant to Asset Purchase Agreement with Multigen Diagnostics, Inc.	$—	$187,500	$187,500
Issuance of 2,043,797 shares of common stock pursuant to Agreement and Plan of Merger with Etherogen, Inc.	—	—	$2,771,389
Reclassification of derivative financial instruments to additional paid in capital	$(5,417,871)	(3,317,463)	$(8,735,334)
Correction of error in derivative financial instruments	$—	(274,967)	$(274,967)

Issuance of 41,750 shares of common stock for Board of Directors’ fees in lieu of cash payment	$—	$—	$125,250
Conversion of $2,335,050 of 6% debentures	$—	$—	$1,130,164
Series A Preferred beneficial conversion feature accreted as a dividend	$—	$—	$792,956
Preferred stock dividends accrued	$20,630	$28,680	$217,715
Interest paid on common stock	$—	$—	$1,325,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trovagene, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

1. Business Overview and Basis of Presentation

Business Overview

Trovagene, Inc (“Trovagene” or the “Company”) is a developer of cell-free molecular diagnostics that is leveraging its innovative, non-invasive cancer monitoring technology to detect and quantify oncogene mutations and genetic variations in cancer patients.  Trovagene’s technology applies ultra-sensitive droplet digital PCR and high-throughput next generation sequencing techniques to analyze cell-free nucleic acid specimens obtained from urine samples.

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

For most patients, the presence or absence of clinically relevant mutations is determined at diagnosis through a tissue biopsy.  However, a growing body of evidence suggests that, due to the heterogeneity of tumor tissue, a given biopsy sample is not necessarily representative of a patient’s oncogene mutation status. Cell-free nucleic acids overcome this limitation. While cell-free nucleic acids can be obtained from blood samples, oncogene mutations are often rare events and the volume and sampling frequency restrictions associated with blood samples represent practical limitations. In contrast, urine sampling does not require the assistance of a healthcare professional, and samples can be obtained frequently and in large volumes, overcoming the restrictions associated with blood and enabling better detection.  Trovagene has pioneered the discovery of cell-free nucleic acids in urine and developed proprietary technologies to extract, purify, detect, and quantify such cell-free nucleic acids from urine samples. The Company operates a CLIA-certified (under the regulations of the State of California and accredited by the College of American Pathologists (CAP) high complexity molecular diagnostic laboratory in San Diego, CA.

Clinical studies are underway to establish the clinical utility of the Company’s platform for monitoring tumor dynamics as well as individual responses to both targeted and non-targeted treatments.  Further expansion of our monitoring capabilities will include additional mutational markers with known clinical utility, as well as known genomic alternations that indicate resistance to therapy.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Trovagene, which include its wholly owned subsidiary Xenomics, Inc., a California corporation (“Xenomics Sub”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated. Certain items in the comparable prior period’s financial statements have been reclassified to conform to the current period’s presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2012 and December 31, 2011 and for each of the two years ended December 31, 2012 and from inception (August 4, 1999) to December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2013.  The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made. The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full year.

On May 24, 2012, the Board of Directors approved a 1-for-6 reverse stock split of the Company’s issued and outstanding common stock effective on May 29, 2012. All the relevant information relating to number of shares and per share information contained in these consolidated financial statements has been retrospectively adjusted to reflect the reverse stock split for all periods presented.

2. Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares. Shares used in calculating basic and diluted net loss per common share for the three and nine months ended September 30 exclude as antidilutive the following share equivalents:

	September 30,
	2013	2012
Options to purchase Common Stock	3,894,044	3,295,066
Warrants to purchase Common Stock	6,306,582	5,729,754
Series A Convertible Preferred Stock	63,125	99,583
	10,263,751	9,124,403

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

Stock-based compensation expense related to Trovagene options have been recognized in operating results as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Included in research and development expense	$124,447	$37,399	$426,656	$68,879
Included in general and administrative expense	844,629	92,960	1,231,237	280,131
Total stock-based compensation expense	$969,076	$130,359	$1,657,893	$349,010

During the quarter ended September 30, 2013, an option to purchase 90,000 shares of common stock was granted to a Board Director for services provided outside of routine Board of Directors’ services. The fair value of this option was approximately $500,000 and is included in general and administrative expenses.

The unrecognized compensation cost related to non-vested stock options outstanding at September 30, 2013 and 2012, net of expected forfeitures, was $3,170,227 and $1,457,061, respectively, to be recognized over a weighted-average remaining vesting period of approximately three and four years, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following assumptions during the following periods indicated.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Risk-free interest rate	0.74-1.48%	0.62-1.04%
Dividend yield	0%	0%
Expected volatility	95-100%	90%
Expected term (in years)	5 yrs	5 yrs

A summary of stock option activity and of changes in stock options outstanding under the Plan is presented below:

	Number of Options	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2012	3,711,303	$4.69
Granted	710,427	$6.69
Exercised	(41,667)	$4.50
Forfeited	(486,019)	$4.32
Balance outstanding, September 30, 2013	3,894,044	$5.11	$9,645,929
Exercisable at September 30, 2013	2,084,383	$5.60	$4,770,228

During the quarter ended June 30, 2013, the Company had issued 260,000 options over the authorized number of options in the Plan.  As per ASC Topic 815-40, the options were accounted for as liabilities and recorded at fair value with the changes in fair value being recorded in the Company’s statement of operations. Stockholder approval was obtained on July 18, 2013 to increase the number of authorized shares in the Plan from 3,666,667 to 6,000,000.  Accordingly, the options were remeasured as of the date of stockholder approval with the change recorded in stock based compensation expense and the $23,024 liability was reclassified to additional paid in capital.

Warrants

A summary of warrant activity is presented below:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Term Years
Balance outstanding, December 31, 2012	6,985,070	$3.96	5.41
Granted	50,000	$8.00	2.38
Exercised	(728,488)	$4.99	4.34
Balance outstanding, September 30, 2013	6,306,582	$3.88	4.68

The Company issued a warrant to purchase 50,000 shares of common stock at an exercise price of $8.00 per share, during the nine months ended September 30, 2013.  The warrants were issued in connection with an agreement to provide services related to investor and public relations materials and expire three years from date of grant.  The estimated fair value of the warrant was determined on the date of grant using the Black-Scholes option valuation model using the following assumptions:  a risk-free interest rate of 0.42%, dividend yield of 0%, expected volatility of 97% and expected term of three years.  The resulting fair value of $198,791 was recorded as stock based compensation expense.

4.              Stockholders’ Equity

Common Stock

During the nine month period ended September 30, 2013, the Company issued a total of 3,413,772 shares of Common Stock. The Company sold 2,631,332 shares of Common Stock for net proceeds of $18,897,388. See Note 9 -  Public Offering and Controlled Equity Offering.  In addition,  36,458 shares were issued upon conversion of Series A Preferred Stock, 715,743 shares were issued upon exercise of warrants for a weighted average price of $5.02 and 7,284 shares were issued upon net exercise of 12,745 warrants at an exercise price of $3.00.  The remaining 22,955 shares were issued upon net exercise of an option for 41,667 shares at an exercise price of $4.50.

Series A Convertible Preferred Stock

During the nine month period ended September 30, 2013, 35,000 shares of Series A Convertible Preferred Stock were converted into 36,458 shares of common stock, on a net converted basis.  As of September 30, 2013, 60,600 shares of Series A Convertible Preferred were outstanding.

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

Under ASC Topic 805, Business Combinations, the Company was required to assess the fair value of the assets acquired and the contingent consideration at the date of acquisition. Therefore, the Company assessed the fair value of the assets purchased and concluded that the purchase price would be allocated entirely to one intangible asset, a CLIA license.  The contingent consideration of the $3.7 million milestone was determined to have no fair value by applying a weighted average probability on the achievement of the milestones developed during the valuation process.  The Company will assess the fair value of the contingent consideration at each quarter and make adjustments as necessary until the milestone dates have expired.  As of September 30, 2013, no adjustments to the fair value of the contingent consideration have been necessary, and therefore the fair value of the contingent consideration remains unchanged.

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

The Company estimates the fair value of the warrants issued in connection with certain of its private placements and with its debentures using the Black-Scholes model in order to determine the associated derivative instrument liability and change in fair value described above. The range of assumptions used to determine the fair value of the warrants during each nine month period, September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Estimated fair value of Trovagene common stock	$6.26-7.18	$1.20-3.07
Expected warrant term	1 months — 5.8 years	1 month - 6 years
Risk-free interest rate	0.03-1.41%	0.09-0.92%
Expected volatility	95 -100%	90%
Dividend yield	0%	0%

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance, valued using the Black-Scholes option pricing method, for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability

December 31, 2012	Balance of derivative financial instruments liability	1,087,060	$6,252,760

	Change in fair value of warrants during the nine months ended September 30, 2013 recognized as a loss in the statement of operations	—	28,524

September 30, 2013	Balance of derivative financial instruments liability	1,087,060	$6,281,284

The Company has issued units that were price protected. Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Trovagene has determined that these price protected units issued in connection with the private placements must be recorded as derivative liabilities. Accordingly the warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant changes in fair value is being recorded in the Company’s statement of operations. The fair value of these price protected units was estimated using the binomial option pricing model. The binomial model requires the input of variable inputs over time, including the expected stock price volatility, the expected price multiple at which unit holders are likely to exercise their warrants and the expected forfeiture rate. The Company uses historical data to estimate forfeiture rate and expected stock price volatility within the binomial model. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the date of grant for the expected term of the warrant.  However, the completion of the public offering in July 2013 removed the condition which required these warrants to be treated as derivative liabilities.  Accordingly, the fair value of these warrants were marked to market through July 18, 2013 and then reclassified from a liability to additional paid in capital.

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance, valued using the Binomial option pricing method, for the periods indicated:

Date	Number of Price Protected Units	Derivative Liability For Issued Units	Change In Fair value of Derivative Liability For Previously Outstanding Price Protected Units	Ending Balance Derivative Liability
December 31, 2012	1,288,650	$1,171,463	$1,341,405	$2,512,868
Reclassification of derivative liability to equity	(1,288,650)		(5,417,871)	(5,417,871)
Change in fair value of warrants during the nine months ended September 30, 2013 recognized as a loss in the statement of operations	—	—	2,905,003	2,905,003
September 30, 2013	—	$1,171,463	$(1,171,463)	$—

At September 30, 2013 and December 31, 2012, the total fair value of the above warrants accounted for as derivative financial instruments, valued using the Black-Scholes option pricing model and the Binomial option pricing model was $6,281,284  and $8,765,628, respectively, and is classified as derivative financial instruments liability on the balance sheet.

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

The following tables present the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2012 and September 30, 2013:

Liabilities:	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Derivative liabilities related to warrants	$—	$—	$8,765,628	$8,765,628

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2013
Assets:
Money market fund (1)	$27,000,044	$—	$—	$27,000,044
Liabilities:
Derivative liabilities related to warrants	$—	$—	$6,281,284	$6,281,284

(1)Included as a component of cash and cash equivalents on the accompanying consolidated condensed balance sheet.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2013:

Description	Balance at December 31, 2012	Fair Value of Warrants Reclassified to Additional Paid in Capital	Fair value of New Warrants Issued During the Period	Unrealized (gains) or losses	Balance as of September 30, 2013
Derivative liabilities related to Warrants	$8,765,628	$(5,417,871)	$—	$2,933,527	$6,281,284

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

8. Debt

Equipment Line of Credit

In June 2013, the Company entered into a Loan and Security Agreement with Silicon Valley Bank that provides for cash borrowings for equipment of up to $1.0 million, secured by the equipment financed. As of September 30, 2013, $515,964 has been borrowed under the agreement.  As of September 30, 2013, amounts due under the agreement include $147,618 in current liabilities and $370,431 in long-term liabilities, which includes $2,085 of accrued interest.

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

At September 30, 2013, Trovagene was in compliance with all covenants under the Loan Agreement. The Company is subject to certain nonfinancial covenants and a material adverse change clause.

The Company recorded $6,931 in interest expense related to the Loan and Security Agreement during the nine months ended September 30, 2013. Closing costs were not material and were expensed to general and administrative expenses in June 2013.

9. Commitments and Contingencies

Research and Development Agreements

During 2012, the Company entered into research agreements with University of Texas MD Anderson Cancer Center (“MDACC”) to provide samples and evaluate methods used by the Company in identification of pancreatic cancer mutations, as well as to measure the degree of concordance between results of transrenal DNA mutations analysis from urine samples and tumor tissue.  Under these agreements, the Company has committed to pay $152,900 for the services performed by the University.  As of September 30, 2013,  the Company has incurred and recorded $107,740 of research and development expenses related to these agreements.

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

The Company recognizes milestone payments received from PerkinElmer as a reduction in research and development costs as the services are performed. Amounts received in advance of services performed are recorded as accrued liabilities until the services for which the payment has been received have been performed. The Company has received milestone payments related to this agreement of approximately $90,000 and incurred approximately $57,000 of research and development of costs during the nine months ended September 30, 2013.

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

In August 2013, the Company entered into a Clinical Trial Agreement with the University of Southern California (“USC”), pursuant to which USC will provide the principal investigator and conduct the clinical trial related to the genetic characterization of metastatic colorectal cancers.  Under the agreement, the Company is committed to pay USC approximately $232,000 for services provided.  As of September 30, 2013, the Company has not incurred any expense related to this agreement.

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

Public Offering and Controlled Equity Offering

On January 25, 2013 the Company filed a Form S-3 Registration Statement to offer and sell in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not exceeding $150,000,000. The preferred stock, warrants, and units may be convertible or exercisable or exchangeable for common stock or preferred stock or other Trovagene securities.  This form was declared effective on February 4, 2013.  In addition, in connection with the Form S-3, the Company entered into an agreement with Cantor Fitzgerald & Co. (“Agent”) on January 25, 2013 to issue and sell up to $30,000,000 of shares of common stock through them.  As payment for its services, the Agent is entitled to a 3% commission on gross proceeds.  The Company has received gross proceeds of approximately $4.2 million from the sale of 488,476 shares of its common stock through September 30, 2013 under the agreement with the Agent.  In addition, the Company has received gross proceeds of approximately $15.0 million from the sale of 2,142,857 shares of its common stock through a registered direct offering. in July 2013.

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

Overview

From August 4, 1999 (inception) through September 30, 2013 we have sustained a cumulative total deficit of $66,005,280.  From inception through September 30, 2013, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities.  During  2013, we have made the following advances:

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

•                  Made available the first urine-based cancer mutation monitoring test through the Company’s CLIA laboratory.  The ultra-sensitive assay procedure demonstrated the detection of the BRAF V600E mutation from cell-free DNA in urine. This mutation commonly occurs in melanoma, as well as several other prevalent cancer types.

•                  Developed collaboration with USC Norris Cancer Center in clinical study evaluating cancer monitoring technology.

•                  Initiated pharmaceutical collaboration for oncogene mutation detection study.

•                  Early data from a clinical study with MD Anderson Cancer Center demonstrated that the Company’s novel, non-invasive oncogene mutation detection technology can be a clinically useful cancer-monitoring tool.  During the study, urine samples from metastatic cancer patients known to have BRAF V600E, KRAS G12D or KRAS G12V mutations were assessed and researchers observed a high concordance between the urine and the tissue mutational status. In addition, preliminary results indicated that cell-free BRAF V600E mutation monitoring in urine correlates to clinical response to therapy. This research suggests that Trovagene’s novel urine-based assays have potentially strong clinical utility and may prove to be useful tools for monitoring therapeutic response.

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

Royalty, License and Milestone Revenues

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

Diagnostic Service Revenues

Revenue for clinical laboratory tests may come from several sources, including commercial third-party payors, such as insurance companies and health maintenance organizations, government payors, such as Medicare and Medicaid in the United States, patient self-pay and, in some cases, from hospitals or referring laboratories who, in turn, bill third-party payors for testing.

Diagnostic services revenues earned by Trovagene will be recognized on a cash basis due to the lack of contractual reimbursement agreements with third-party payors for a significant portion of our services and limited collections experience.

We have not recognized any revenue for our clinical laboratory tests to date.

Cash and Cash Equivalents

Cash equivalents are considered by the Company to be highly liquid investments purchased with original maturities of three months or less from the date of purchase. Cash and cash equivalents include money market accounts at September 30, 2013.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 and 2012

Revenues

Our total revenues were $43,756 and $211,500 for the three months ended September 30, 2013 and 2012, respectively, and consisted of the following:

	For the three months ended September 30,
	2013	2012	Increase/(Decrease)
Royalties	$43,756	$41,500	$2,256
Milestone payments	—	150,000	(150,000)
License fees	—	20,000	(20,000)
Total revenues	$43,756	$211,500	$(167,744)

There were no milestone payments received during the three months ended September 30, 2013.  During the prior year, we received a $150,000 payment related to a milestone achievement with Ipsogen SAS.

There were no license fees earned during the three months ended September 30, 2013.  License fees in 2012 resulted from the signing of a new license agreement with Quest Diagnostics.

We expect our royalty income to fluctuate as the royalties are based on the portion of our partners’ revenues earned utilizing the patents they have licensed from us.  Milestone and license fee revenue is difficult to predict and can vary significantly from period to period.  In addition, we expect to have revenues from our diagnostics tests in future periods, but as the revenue recognition will be based on cash receipts, the timing of these revenues are also uncertain.

Research and Development Expenses

Research and development expenses increased by $404,024 to $915,457 for the three months ended September 30, 2013 from $511,433 for the same period in 2012.  Substantially all of the increase resulted from the expansion of our research and development efforts as we began commercialization, increased the number of our research and development personnel by four, and purchased additional laboratory equipment to support the clinical collaborations we have entered into during 2012 and 2013 related to detection of certain types of cancer in urine samples.  In addition, the validation of our urine-based cancer technology for the detection of the BRAF mutation and extension of our planned offering of urine-based oncogene mutation tests .

Research and development expenses consisted of the following:

	For the three months ended September 30,
	2013	2012	Increase
Salaries and staff costs	$494,643	$211,822	$282,821
Outside services, consultants and lab supplies	264,628	217,721	46,907
Facilities	123,178	83,667	39,511
Travel and scientific conferences	24,459	391	24,068
Other	8,549	(2,168)	10,717
Total research and development	$915,457	$511,433	$404,024

We expect our research and development costs to increase as we complete or expand existing collaborations and enter into new research agreements.

General and Administrative Expenses

General and administrative expenses increased by $1,466,910 to $2,205,952 for the three months ended September 30, 2013, from $739,042 for the same period in 2012. This increase was primarily due to the building of our sales, marketing and business development infrastructure in preparation for the commercial expansion of our diagnostics products.  The three month period ended September 30, 2013 included the stock based compensation of approximately $500,000 in outside services associated with an option grant to one of our Directors for services provided outside of routine Board of Directors’ activites.  In additon, continued patent filing and maintenance as well as the costs associated with the documentation and testing our Sarbanes-Oxley compliance added to our general and administrative expenses.

General and administrative expenses consisted of the following:

	For the three months ended September 30,
	2013	2012	Increase
Salaries and staff costs	$605,608	$221,543	$384,065
Outside services and Board of Director fees	1,137,820	332,500	805,320
Legal and accounting fees	258,270	108,602	149,668
Facilities and insurance	75,451	56,911	18,540
Marketing	47,691	3,317	44,374
Travel	42,972	11,338	31,634
Fees, licenses and taxes and other	38,140	4,831	33,309
Total general and administrative expenses	$2,205,952	$739,042	$1,466,910

We expect our general and administrative expenses to increase as we expand commercialization of our diagnostic tests.  In addition, at times, due to the use of options and warrants for compensation of services, stock based compensation expenses can vary significantly as the expense is based on assumptions in place at the measurement date of the award.

Change in Fair Value of Derivative Instruments - Warrants

We have issued securities that are accounted for as derivative liabilities. During July 2013, we closed a public offering which removed the condition that required certain securities issued to be treated as derivative liabilities.  Accordingly, the fair value of these securities increased by $1,304,500 to $5,417,871 based primarily upon the change in our stock price from $6.99 at June 30, 2013 to $8.01 at July 30, 2013.  The $5,417,871 was reclassified from a liability to additional paid in capital.  As of September 30, 2013, the remaining derivative liabilities were revalued to $6,281,284, resulting in a net increase in value of $12,860 from June 30, 2013, based primarily upon the change in our stock price from $6.99 at June 30, 2013 to $7.18 at September 30, 2013 and the changes in the expected term and risk free interest rates for the expected term. The increase in values was recorded as non-operating loss for the three months ended September 30, 2013.

Net Loss

Net loss and per share amounts were as follows:

	For the three months ended September 30,
	2013	2012
Net loss and comprehensive loss available to common shareholders	$(4,406,592)	$(659,785)

Net loss per common share: basic and diluted	$(0.25)	$(0.05)
Weighted average shares: basic and diluted	17,870,703	14,178,733

The $3,746,807 increase in net loss and $0.20 increase in net loss per share in 2013 compared to 2012 reflected a decrease in revenues, in addition to increases in operating expenses and losses from the change in fair value in derivative liabilities.  Weighted average shares outstanding increased in 2013 due to the sale and issuance of 4.7 million shares of common stock resulting from the registered direct offering in July 2013, in addition to the private placements, and exercise of stock options and warrants through September 30, 2013.

Nine Months Ended September 30, 2013 and 2012

Revenues

Our total revenues were $211,879 and $287,153 for the nine months ended September 30, 2013 and 2012, respectively, and consisted of the following:

	Nine months ended September 30,
	2013	2012	Increase/(Decrease)

Royalty income	$211,879	$117,153	$94,726
Milestone	—	150,000	(150,000)
License fees	—	20,000	(20,000)
Total revenues	$211,879	$287,153	$(75,274)

Royalty income increased by $94,726 in the nine months ended September 30, 2013 due to the fact there are more royalty bearing agreements in 2013 compared to the same period in 2012.  In addition, revenues in the nine months ended September 30, 2013 include an increase of approximately $72,000 of royalty payments earned in excess of minimum royalty amounts received related to the prior year.  In accordance with our revenue recognition policy, we do not record royalty revenues in excess of minimum royalty amounts until we have received the payment.

There were no milestone payments received during the nine months ended September 30, 2013.  During the prior year, we received a $150,000 payment related to a milestone achievement with Ipsogen SAS.

There were no license fees earned during the nine months ended September 30, 2013.  License fees in 2012 resulted from the signing of a new license agreement with Quest Diagnostics.

We expect our royalty income to fluctuate as the royalties are based on the portion of our partners’ revenues earned utilizing the patents they have licensed from us.  Milestone and license fee revenue is difficult to predict and can vary significantly from period to period.  In addition, we expect to have revenues from our diagnostics tests in future periods, but as the revenue recognition will be based on cash receipts, the timing of these revenues are also uncertain.

Research and Development Expenses

Research and development expenses increased by $1,335,354 to $2,661,551 for the nine months ended September 30, 2013 from $1,326,197 for the same period in 2012.  Substantially all of the increase resulted from the expansion of our research and development efforts as we began commercialization, increased the number of our internal research and development personnel to nine, and purchased additional laboratory equipment to support the clinical collaborations we have entered into related to validating our tests to detect certain types of cancer in urine samples.  We also established a clinical advisory board during the nine months ended September 30, 2013.

Research and development expenses consisted of the following:

	For the nine months ended September 30,
	2013	2012	Increase
Salaries and staff costs	$1,405,899	637,485	$768,414
Outside services, consultants and lab supplies	848,204	414,884	433,320
Facilities	322,478	260,972	61,506
Travel and scientific conferences	64,473	9,313	55,160
Other	20,497	3,543	16,954
Total research and development	$2,661,551	$1,326,197	$1,335,354

General and Administrative Expenses

General and administrative expenses increased by $3,016,266 to $5,391,932 for the nine months ended September 30, 2013 from $2,375,666 for the same period in 2012. This increase was primarily due to the building of our sales, marketing and business development infrastructure in preparation for commercial expansion of our diagnostics products.  We have increased our internal headcount in these functional areas by five.  In addition, continued patent filing and maintenance as well as the costs associated with being a publicly traded company, such as additional costs for insurance, NASDAQ fees and Sarbanes-Oxley compliance have added to our general and administrative expenses in comparison to the same period of the prior year.

General and administrative expenses consisted of the following:

	For the nine months ended September 30,
	2013	2012	Increase
Salaries and staff costs	$1,841,280	628,486	1,212,794
Outside services and Board of Director fees	1,980,982	1,052,607	928,375
Legal and accounting fees	792,215	464,491	327,724
Facilities and insurance	258,996	149,614	109,382
Marketing	175,190	3,317	171,873
Travel	200,831	51,216	149,615
Fees, licenses and taxes	100,149	12,392	87,757
Other	42,289	13,543	28,746
Total general and administrative expenses	$5,391,932	$2,375,666	$3,016,266

Change in Fair Value of Derivative Instruments - Warrants

We have issued securities that are accounted for as derivative liabilities.  As of September 30, 2013, the derivative liabilities related to securities issued were revalued to $6,281,284, resulting in a decrease in value of $2,933,528 from December 31, 2012, offset by the impact of the removal of the price protection feature that resulted in a reclassification of $5,417,851 from derivative liability to additional paid in capital.  Upon the change in our stock price from $6.93 at December 31, 2012 to $7.18 at September 30, 2013 and the changes in the expected term and risk free interest rates for the expected term. The increase in value was recorded as non-operating loss for the nine months ended September 30, 2013.

Net Loss

Net loss and per share amounts were as follows:

	For the nine months ended September 30,
	2013	2012
Net loss and comprehensive loss available to common shareholders	$(10,802,648)	$(5,267,955)

Net loss per common share: basic and diluted	$(0.66)	$(0.42)
Weighted average shares: basic and diluted	16,330,313	12,506,789

The $5,534,693 increase in net loss and $0.24 increase in net loss per share in 2013 compared to 2012 reflected a decrease in revenues, and increases in operating expenses and losses from the change in fair value in derivative liabilities.  Weighted average shares outstanding increased in 2013 due to the sale and issuance of 4.7 million shares of common stock resulting from the public offering in July 2013, in addition to the private placements, and exercise of stock options and warrants from October 1, 2012 through September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had $27,799,387 in cash and cash equivalents.  Net cash used in operating activities for the nine months ended September 30, 2013 was $5,462,480, compared to $3,619,141 for the nine months ended September 30, 2012. Our use of cash was primarily a result of the net loss of $10,782,018 for the nine months ended September 30, 2013, adjusted for non-cash items related to stock-based compensation of $1,856,684, depreciation and amortization of $85,532 and the loss from the change in fair value of derivatives of $2,933,527.  The changes in our operating assets and liabilities consisted of higher accounts payable and accrued expenses, prepaid expenses and other assets, and a decrease in accounts receivable.  At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Investing activities consisted of purchases for capital equipment that used $571,097 in cash during the nine months ended September 30, 2013, compared to $212,220 for the same period in 2012.

Net cash provided by financing activities was $23,013,183 during the nine months ended September 30, 2013, compared to $10,946,115 during the nine months ended September 30, 2012. Financing activities during the nine months ended September 30, 2013 included $18,897,388 from the sales of common stock, $3,599,831 from proceeds related to the exercise of warrants and $515,964 from borrowings on equipment lines, while in 2012 the net cash provided by financing activities were from proceeds received related to the sale of common stock.

As of September 30, 2013, and December 31, 2012, we had working capital of $26,637,650 and $10,317,833, respectively.  As of November 8, 2013, our working capital was $27,304,895.  The increase in working capital is primarily due to the approximately $18.9 million of net proceeds from the sale of common stock and approximately $3.6 million from warrant exercises in the nine month period ended September 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, as of September 30, 2013, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, due to weaknesses in our internal controls over financial reporting. We are implementing remedial measures designed to address the ineffectiveness of our disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, our principal executive officer and principal financial officer concluded there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that could significantly affect internal controls over financial reporting during the quarter ended September 30, 2013.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2013, filed on November  14, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Condensed Consolidated Statement of Stockholders Equity (Deficit) and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVAGENE, INC.

November 14, 2013	By:	/s/ Antonius Schuh
Antonius Schuh
Chief Executive Officer

TROVAGENE, INC.

November 14, 2013	By:	/s/ Stephen Zaniboni
Stephen Zaniboni
Chief Financial Officer