Form 10-Q/A
period 2014-03-31
Trovagene, Inc.
filed 2014-07-03
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Large accelerated filer☐	Accelerated filer☒

Non-accelerated filer☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 9, 2014 the issuer had 18,902,991 shares of Common Stock issued and outstanding.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2014 (the “Original Filing”). We are filing this in response to communications with the SEC in connection with a confidential treatment request with respect to Exhibit 10.1 of the Original Filing.  Item 6 of Part II of the Form 10-Q is hereby amended to include the exhibits to the Patent Assignment and License Agreement dated as of April 23, 2014 as part of Exhibit 10.1.  The filing of the updated Exhibit 10.1 is the only change being made to our Form 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-Q/A.

This Amendment No. 1 does not change any of the other information contained in the Original Filing. Other than as specifically set forth herein, this Amendment No. 1 continues to speak as of the date of the Original Filing and we have not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the date of the Original Filing.

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

101**

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
**Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVAGENE, INC.

July 3, 2014	By:	/s/ Antonius Schuh
Antonius Schuh
Chief Executive Officer

TROVAGENE, INC.

July 3, 2014	By:	/s/ Stephen Zaniboni
Stephen Zaniboni
Chief Financial Officer