Form 10-Q
period 2014-06-30
Trovagene, Inc.
filed 2014-08-07
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014 the issuer had 18,902,782 shares of Common Stock issued and outstanding.

TROVAGENE, INC.

TROVAGENE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$34,673,893	$25,836,937
Accounts receivable	59,910	78,994
Prepaid expenses and other assets	295,755	152,789
Total current assets	35,029,558	26,068,720
Property and equipment, net	817,024	750,565
Other assets	346,902	336,450
Total assets	$36,193,484	$27,155,735

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$379,715	$286,608
Accrued expenses	1,599,685	1,524,092
Current portion of long-term debt	—	198,166
Total current liabilities	1,979,400	2,008,866
Long-term debt, less current portion	14,702,866	322,998
Derivative financial instruments	2,181,883	4,431,871
Total liabilities	18,864,149	6,763,735

Commitments and contingencies (Note 9)
Stockholders’ equity

Preferred stock, $0.001 par value, 20,000,000 shares authorized; 60,600 shares outstanding at June 30, 2014 and December 31, 2013; designated as Series A Convertible Preferred Stock with liquidation preference of $606,000 at June 30, 2014 and December 31, 2013	60	60

Common stock, $0.0001 par value, 150,000,000 shares authorized; 18,902,782 shares issued and outstanding at June 30, 2014 and December 31, 2013	1,890	1,890

Additional paid-in capital	88,648,577	87,433,460
Accumulated deficit	(71,321,192)	(67,043,410)
Total stockholders’ equity	17,329,335	20,392,000
Total liabilities and stockholders’ equity	$36,193,484	$27,155,735

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Royalty income	$45,628	$49,000	$156,581	$168,123
License fees	10,000	—	10,000	—
Total revenues	55,628	49,000	166,581	168,123
Costs and expenses:
Research and development	1,397,173	943,849	2,839,694	1,746,094
Selling and marketing	589,814	465,172	1,159,404	825,632
General and administrative	1,310,239	1,014,091	2,668,719	2,360,348
Total operating expenses	3,297,226	2,423,112	6,667,817	4,932,074

Loss from operations	(3,241,598)	(2,374,112)	(6,501,236)	(4,763,951)

Interest income	2,079	—	4,470	—
Interest expense	(54,714)	(668)	(64,210)	(668)
Gain on disposal of equipment	—	—	44,101	—
Change in fair value of derivative instruments—warrants	2,217,142	(2,895,310)	2,249,988	(1,616,168)
Net loss	(1,077,091)	(5,270,090)	(4,266,887)	(6,380,787)

Preferred stock dividend	(1,685)	(9,385)	(10,895)	(15,270)
Net loss attributable to common stockholders	$(1,078,776)	$(5,279,475)	$(4,277,782)	$(6,396,057)

Net loss per common share-basic and diluted	$(0.06)	$(0.34)	$(0.23)	$(0.41)
Weighted average shares outstanding- basic and diluted	18,902,782	15,583,957	18,902,782	15,547,352

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(4,266,887)	$(6,380,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on disposal of fixed assets	(44,101)	—
Depreciation and amortization	111,300	43,933
Stock based compensation expense	979,260	688,817
Stock and warrant issued in connection with consulting services	—	198,791
Change in fair value of financial instruments	(2,249,988)	1,616,168
Changes in operating assets and liabilities:
Increase in other assets	(10,452)	(168,531)
Decrease in accounts receivable	19,084	111,880
Increase in prepaid expenses	(142,966)	(104,676)
Increase in accounts payable and accrued expenses	152,605	629,780
Net cash used in operating activities	(5,452,145)	(3,364,625)

Investing activities:
Capital expenditures, net	(133,658)	(360,138)
Net cash used in investing activities	(133,658)	(360,138)

Financing activities:
Proceeds from exercise of warrants	—	892,104
Net borrowings under debt agreements	14,422,759	315,168
Net cash provided by financing activities	14,422,759	1,207,272
Net change in cash and equivalents	8,836,956	(2,517,491)
Cash and cash equivalents—Beginning of period	25,836,937	10,819,781
Cash and cash equivalents—End of period	$34,673,893	$8,302,290
Supplementary disclosure of cash flow activity:
Cash paid for taxes	$2,400	$7,650
Cash paid for interest	$71,756	$—
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends accrued	$10,895	$15,270
Warrants issued in connection with Loan and Security Agreement	$235,857	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business Overview, Basis of Presentation and Liquidity

Business Overview

Trovagene, Inc. (“Trovagene” or the “Company”) is focused on developing and commercializing its precision cancer monitoring technology, which can inform oncologists and guide treatment decisions by determining a tumor’s mutational status and enabling oncologists to track therapeutic response and resistance over time.

The Company is in the process of expanding the body of clinical evidence supporting its urine-based cell-free DNA mutation tracking platform through collaborations with major cancer treatment centers and integrated healthcare networks.  This year, Trovagene expects that the benefits of its precision cancer monitoring technology will become more apparent in terms of its clinical utility and impact on patient outcomes.  The Company’s intellectual property estate protecting its technology includes methods of extracting, purifying, preparing, and detecting cell-free DNA and RNA mutations in both blood and urine.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Trovagene, which include its wholly owned subsidiaries Xenomics, Inc., a California corporation, Xenomics Europa Ltd, (an inactive subsidiary formed in the United Kingdom and liquidated) and Etherogen, Inc., a Delaware corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated. Certain items in the comparable prior period’s financial statements have been reclassified to conform to the current period’s presentation.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2013 and 2012 and for each of the three years ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2014.  The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.  The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

In June 2014, the Financial Accounting Standards Board (the FASB) issued an accounting standards update that removes the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to: (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity,  (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014, with an option for early adoption. The Company elected early adoption, and does not believe the adoption of the standard had a material impact on our financial position, results of operations or related financial statement disclosures.

Liquidity

Trovagene’s condensed consolidated financial statements as of June 30, 2014 have been prepared under the assumption that Trovagene will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate additional revenue.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Based on current plans the Company will be required to raise additional capital within the next twenty-four months to complete the development and commercialization of current product candidates and to continue to fund operations at its current projected cash expenditure levels.

Cash used in operating activities was $5,452,145 and $3,364,625, for the six months ended June 30, 2014 and 2013, respectively.  During the six months ended June 30, 2014 and 2013, the Company incurred a net loss of $4,266,887 and $6,380,787, respectively.

To date, Trovagene’s sources of cash have been primarily related to financing activities, including the sale of debt and equity securities, debt borrowings and proceeds from exercise of warrants and options.  During the six months ended June 30, 2014, cash provided by financing activities was $14,422,759 and resulted from debt borrowings, while in the same period of the prior year, $1,207,272 was provided by debt borrowings and the exercise of warrants.  The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution.  Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct its business.

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

The Company has approximately $33.6 million of cash and cash equivalents at July 31, 2014.

2. Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period.  In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares.  Shares used in calculating basic and diluted net loss per common share for the six months ended June 30 exclude as antidilutive the following share equivalents:

	June 30,
	2014	2013
Options to purchase Common Stock	3,897,249	4,012,710
Warrants to purchase Common stock	6,302,286	6,796,491
Series A Convertible Preferred Stock	63,125	81,354
	10,262,660	10,890,555

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

Stock-based compensation expense related to Trovagene options have been recognized in operating results as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Included in research and development expense	$166,019	$179,892	$355,653	$302,209
Included in selling and marketing expense	29,989	24,085	52,670	45,802
Included in general and administrative expense	223,479	143,365	570,937	340,806
Total stock-based compensation expense	$419,487	$347,342	$979,260	$688,817

The unrecognized compensation cost related to non-vested stock options outstanding at June 30, 2014 and 2013, net of expected forfeitures, was $3,364,401 and $3,708,208, respectively, both to be recognized over a weighted-average remaining vesting period of approximately three years.  The weighted average remaining contractual term of outstanding options as of June 30, 2014 was approximately seven years.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following assumptions during the following periods indicated:

	Six Months Ended June 30,
	2014	2013
Risk-free interest rate	1.46-1.69%	0.74-1.48%
Dividend yield	0%	0%
Expected volatility	74-84%	97-100%
Expected term (in years)	5.0 yrs.	5.0 yrs.

A summary of stock option activity and of changes in stock options outstanding under the Trovagene Stock Option Plan is presented below:

	Total Options	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2013	4,287,545	$5.18
Granted	281,870
Forfeited	(672,166)
Balance outstanding, June 30, 2014	3,897,249	$4.79	$929,688
Exercisable at June 30, 2014	2,000,679	$4.88	$576,626

The Trovagene Stock Option Plan expired on June 24, 2014.  The Trovagene Inc. 2014 Equity Incentive Plan, authorizing up to 2,500,000 shares of common stock for issuance under the Plan, was proposed and is pending approval at the September 17, 2014 Annual Shareholders’ Meeting.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications is presented below:

	Total Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2013	6,233,483	$3.87	4.5 years
Granted	85,470	$3.51
Forfeited	(16,667)	$10.80
Balance outstanding, June 30, 2014	6,302,286	$3.84	$4.1 years

4.         Stockholders’ Equity

Common Stock

On January 25, 2013, the Company filed a Form S-3 Registration Statement to offer and sell in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not exceeding $150,000,000.  The preferred stock, warrants, and units may be convertible or exercisable or exchangeable for common stock or preferred stock or other Trovagene securities.  This form was declared effective on February 4, 2013.  In addition, in connection with the Form S-3, the Company entered into an agreement with Cantor Fitzgerald & Co. (“Agent”) on January 25, 2013 to issue and sell up to $30,000,000 of shares of common stock through them.  As payment for its services, the Agent is entitled to a 3% commission on gross proceeds.  There were no sales of common stock during the six months ended June 30, 2014.

5. Asset Purchase Agreement

On February 1, 2012, the Company entered into an asset purchase agreement with MultiGen Diagnostics, Inc.  The Company determined that the acquired asset did not meet the definition of a business, as defined in ASC 805, Business Combinations and was accounted for under ASC 350, Intangibles- Goodwill and Other .  In connection with the acquisition, the Company issued 125,000 shares of restricted common stock to MultiGen.  In addition, up to an additional $3.7 million may be paid in a combination of common stock and cash to MultiGen upon the achievement of specific sales and earnings targets.  In addition, in connection with the acquisition, the Company entered into a Reagent Supply Agreement dated as of February 1, 2012 pursuant to which MultiGen will supply and deliver reagents to be used in connection with a Clinical Laboratory Improvement Amendment (CLIA) laboratory.  The total purchase consideration was determined to be $187,500 which was paid in the Company’s common stock and allocated to an indefinite lived intangible asset related to the CLIA license.

Under ASC Topic 805, Business Combinations, the Company was required to assess the fair value of the assets acquired and the contingent consideration at the date of acquisition.  Therefore, the Company assessed the fair value of the assets purchased and concluded that the purchase price would be allocated entirely to one intangible asset, a CLIA license.  The contingent consideration of the $3.7 million milestone was determined to have no fair value by applying a weighted average probability on the achievement of the milestones developed during the valuation process.  The Company assesses the fair value of the contingent consideration at each quarter and makes adjustments as necessary until the milestone dates have expired.  As of June 30, 2014, no adjustments to the fair value of the contingent consideration have been necessary, and therefore the fair value of the contingent consideration remains unchanged.

6.  Derivative Financial Instruments - Warrants

The Company follows the provisions of ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity” (“ASC Topic 815-40”) for its derivative instruments.   ASC Topic 815-40 clarifies the determination of whether an instrument issued by an entity (or an embedded feature in the instrument) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC Topic 815-10.

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

The Company estimates the fair value of the warrants issued in connection with certain of its debentures using the Black-Scholes model in order to determine the associated derivative instrument liability and change in fair value described above.  The following range of assumptions was used to determine the fair value of the warrants during the periods indicated:

	Six Months Ended June 30,
	2014	2013
Estimated fair value of Trovagene common stock	$3.50-$5.73	$6.26-6.99
Expected warrant term	4.5-4.8 years	4 months – 5.8 years
Risk-free interest rate	1.62-1.73%	0.04-1.41%
Expected volatility	74-83%	97-100%
Dividend yield	0%	0%

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance, valued using the Black-Scholes option pricing method, for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability

December 31, 2013	Balance of derivative financial instruments liability	1,013,961	$4,431,871

	Change in fair value of warrants during the period recognized as a gain in the condensed consolidated statement of operations	—	(2,249,988)

June 30, 2014	Balance of derivative financial instruments liability	1,013,961	$2,181,883

7. Fair Value Measurements

Fair value of financial instruments

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2014 and December 31, 2013:

	Fair Value Measurements at
	June 30, 2014
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$20,181,958	$—	$—	$20,181,958
Total Assets	$20,181,958	$—	$—	$20,181,958
Liabilities:
Derivative liabilities related to warrants	—	$—	$2,181,883	$2,181,883
Total Liabilities	$—	$—	$2,181,883	$2,181,883

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$25,703,330	$—	$—	$25,703,330
Total Assets	$25,703,330	$—	$—	$25,703,330
Liabilities:
Derivative liabilities related to warrants	—	$—	$4,431,871	$4,431,871
Total Liabilities	$—	$—	$4,431,871	$4,431,871

(1) Included as a component of cash and cash equivalents on the accompanying condensed consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2014:

Description	Balance at December 31, 2013	Unrealized Gain	Balance at June 30, 2014
Derivative liabilities related to Warrants	$4,431,871	$(2,249,988)	$2,181,883

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

8. Debt

Equipment Line of Credit

In June 2013, the Company entered into a Loan and Security Agreement (“Equipment Line of Credit”) with Silicon Valley Bank that provided for cash borrowings for equipment of up to $1.0 million, secured by the equipment financed.  Under the terms of the agreement, interest was the greater of 5% or 4.6% above the U.S. Treasury Note as of the date of each borrowing.  Interest only payments were due on borrowings through December 31, 2013, with both interest and principal payments commencing in January 2014.  Any equipment advances after December 31, 2013 were subject to principal and interest payments immediately over a 30 month period following the advance.  In June 2014, the equipment loan was paid in full, the Company had no further obligations thereunder, and the bank released its security interest in such assets.

The Company recorded approximately $61,000 in interest expense related to the Equipment Line of Credit during the six months ended June 30, 2014.

Loan and Security Agreement

In June 2014, the Company entered into a $15,000,000 loan and security agreement with two banks pursuant to which the lenders provided the Company a term loan, which was funded at closing. The interest rate on such loan is 7.07% per annum.  The Company will make interest only payments on the outstanding amount of the loan on a monthly basis through July 2015, after which equal monthly payments of principal and interest are due until the loan maturity date of July 1, 2018.  The loan is secured by a security interest in all of the Company’s assets except intellectual property, which is subject to a negative pledge. In connection with the loan, the lenders received a warrant to purchase an aggregate 85,470 shares of the Company’s common stock at an exercise price of $3.51 per share exercisable for ten years from the date of issuance.  The original value of the warrants, totaling $235,857, was recorded as debt discount and additional paid-in capital.

At the Company’s option, it may prepay all of the outstanding principal balance, subject to certain pre-payment fees ranging from 1% to 3% of the prepayment amount.  In the event of a final payment of the loans under the loan agreement, either in the event of repayment of the loan at maturity or upon any prepayment, the Company is obligated to pay the amortized portion of the final fee of $1,050,000.

The Company is also subject to certain affirmative and negative covenants under the loan agreement, including limitations on its ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of any equipment financed by loans under the loan agreement; create, incur, assume, guarantee or be liable with respect to indebtedness, subject to certain exceptions; grant liens on any equipment financed under the loan agreement; and make or permit any payment on specified subordinated debt.  In addition, under the loan agreement, subject to certain exceptions, the Company is required to maintain with the lender its primary operating, other deposit and securities accounts.

Long-term debt and unamortized discount balances are as follows:

Balance at December 31, 2013	$—
Face value of term loan	15,000,000
Fair value of warrants and loan costs	(297,134)
Accretion of debt discount	—
Balance at June 30, 2014	$14,702,866

Future minimum payments under the loan and security agreement are as follows:

Year Ending December 31,
2014	$441,875
2015	2,936,808
2016	5,563,640
2017	5,563,640
2018	4,295,457
Total future minimum payments	18,801,420
Unamortized interest	(3,801,420)
Debt discount	(297,134)
Total minimum payment	14,702,866
Current portion	—
Long-term debt	$14,702,866

The Company recorded approximately $3,000 in interest expense related to the Loan and Security Agreement during the six months ended June 30, 2014.

9. Commitments and Contingencies

Executive and Consulting Agreements

The Company has contracted with various consultants and third parties, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  The executive agreements with the CEO and CFO provide for severance payments.

Lease Agreement

The Company leases approximately 8,300 square feet of office space at a monthly rental rate of approximately $18,300 to $20,000 during the remaining term of the lease, through December 2017.  Effective May 14, 2014, the Company entered into the 5th amendment of its lease (the “Agreement”), that will increase the leased space by 4,751 square feet and increase the monthly rent by approximately $10,500 per month, commencing with occupation of the new space, which is expected to occur in the fourth quarter of 2014.

Research and Development Agreements

During 2012, the Company entered into research agreements with University of Texas MD Anderson Cancer Center

(“MDACC”) to provide samples and evaluate methods used by the Company in identification of pancreatic cancer mutations, as well as to measure the degree of concordance between results of cell-free DNA mutations analysis from urine samples and tumor tissue.  During 2013, the agreements were amended to increase the scope of the agreements.  Under these agreements, the Company has committed to pay approximately $266,000 for the services performed by MDACC.  As of June 30, 2014, the Company has incurred and recorded approximately $204,000 of research and development expenses related to these agreements.

In April 2013, the Company entered into a research and development agreement with PerkinElmer Health Sciences, Inc. (“PerkinElmer”) pursuant to which the Company will design an assay, based on the Company’s urine-based cell-free molecular diagnostic technology, to determine the risk for developing hepatocellular carcinoma.   A notice of termination was received in March 2014 terminating the agreement.  No further commitments exist from either party.   The Company had recognized milestone payments received from PerkinElmer as a reduction in research and development costs as the services were performed.  Amounts received in advance of services performed were recorded as accrued liabilities until the services for which the payment had been received were performed.  Through the date of termination of the agreement, the Company had received milestone payments of approximately $90,000 and incurred and recorded approximately $90,000 of research and development costs.

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

In August 2013, the Company entered into a clinical trial agreement with the University of Southern California (“USC”), pursuant to which USC will provide the principal investigator and conduct the clinical trial related to the genetic characterization of metastatic colorectal cancers.  Under the agreement, the Company may pay USC approximately $232,000 for services provided. Through June 30, 2014 the Company has incurred and recorded approximately $5,000 of research and development expense related to this agreement.

In December 2013, the Company entered into a clinical trial agreement with US Oncology Research LLC (“USOR”), pursuant to which USOR will provide the principal investigator and conduct the clinical trial related to the examining the utility of transrenal quantitative KRAS testing in disease monitoring in patients with metastatic pancreatic cancer.  Under the agreement, the Company may pay USOR approximately $270,000 for services provided.  As of June 30, 2014 the Company has incurred and recorded approximately $32,000 of research and development expense related to this agreement.

On May 8, 2014, the Company entered into a Patent Assignment and License Agreement, effective as of April 23, 2014, with GenSignia IP Ltd., a United Kingdom company, pursuant to which the Company assigned all of its miRNA patents, including methods of using miRNA for detection of in vivo cell death and detecting cell-free miRNA in urine and blood.  Concurrent with the assignment, GenSignia granted to the Company an exclusive, world-wide, royalty-free, fully paid, perpetual license under the transferred patents in the urine field.  Pursuant to the agreement, GenSignia will pay the Company a low single digit royalty on net sales and will pay an aggregate $6.5 million in milestone payments upon the achievement of up to $150 million in net sales.  GenSignia shall be responsible for the preparation, filing and maintenance of all patents under the agreement.  Antonius Schuh, the Company’s CEO and a director, is a director of GenSignia.  Dr. Schuh did not participate in any negotiations with respect to the agreement and recused himself from any director vote in connection with the agreement.  As of June 30, 2014, the Company had recorded $10,000 in license fee revenue related to the agreement.  No costs or expenses have been incurred through June 30, 2014.

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

Overview

We are focused on developing and commercializing our precision cancer monitoring technology, which can inform oncologists; and guide treatment decisions by determining a tumor’s mutational status and enabling physicians to track therapeutic response and resistance over time.

We are expanding the body of clinical evidence supporting our urine-based cell-free DNA mutation tracking platform through collaborations with major cancer treatment centers and integrated healthcare networks.  We expect that the benefits of our precision cancer monitoring technology will become more apparent in terms of its clinical utility and impact on patient outcomes.  Our intellectual property estate protecting our technology includes methods of extracting, purifying, preparing, and detecting cell-free DNA and RNA mutations in urine.

Our accumulated deficit through June 30, 2014 is $71,321,192.  To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities and commercial expansion.  During 2014, we have advanced our business with the following activities:

•                  We secured $15.0 million in debt financing with Silicon Valley Bank and Oxford Finance to aid in funding our clinical programs, commercialization efforts, and continued expansion of our oncogene mutation portfolio for cancer monitoring research.

•                  We entered into a strategic partnership with the Robert H. Lurie Comprehensive Cancer Center of Northwestern University (Lurie Cancer Center) and the Northwestern Medicine Developmental Therapeutics Institute (NMDTI) to conduct a translational research program designed to assess the utility of our urine-based cell-free oncogene mutation monitoring technology in clinical practice.

•                  We entered into a clinical collaboration with Dana-Farber Cancer Institute to investigate the utility of quantitative urine-based mutation detection and the ability to monitor tumor mutation burden and treatment response over time in metastatic melanoma patients.

•            We introduced our non-invasive cancer monitoring platform with the release of our first multiplexed oncogene mutation assay using next generation sequencing. This allows us to leverage the scalability of our proprietary platform and next generation sequencing to introduce a full line of multiplexed urine-based oncogene mutation assays.

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

•            We also announced clinical study results in a publication and poster presentation at the 2014 American Society of Clinical Oncology (ASCO) Annual Meeting on June 2, 2014.  An abstract published by Filip Janku, M.D., Ph.D. of The University of Texas MD Anderson Cancer Center demonstrated the ability to longitudinally monitor BRAF V600E mutations in urinary cell-free DNA in metastatic cancer patients with our molecular diagnostic technology.  Additionally, a poster was presented by Eli Diamond, M.D. of Memorial Sloane Cancer Center demonstrating that our precision cancer monitoring platform was able to determine mutational status and monitor treatment response in patients with histiocytic disease.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2014.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The guidance contains changes to the summary and amendments that create revenue from contracts with customers and other assets, conforms amendments to other topics and subtopics in the codification and status tables, and provides background information and basis for these conclusions. The amendments in the update are effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.   The Company is considering the impact of adoption of the standard on the condensed consolidated financial statements and have not yet determined the method by which they will adopt the standard in 2017.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation — Stock Compensation (Topic 718)” (“ASU 2014-12”). The guidance contains changes to the accounting for share-based payments with the terms of an award provide that a performance target could be achieved after the requisition period. The amendments in the update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The amendments should be applied prospectively to all share-based payment awards that are granted or modified on or after the effective date and retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Adoption of the standard is not expected to have a material impact on the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 and 2013

Revenues

Our total revenues were $55,628 and $49,000 for the three months ended June 30, 2014 and 2013, respectively.  During the three months ended June 30, 2014, revenues consisted of $10,000 of license fees and $45,628 of royalty income, while revenue in the same period of the prior year was comprised of all royalty income.  The $10,000 license fee revenue in the three months ended June 30, 2014 related to cash received for a license agreement executed in the three months June 30, 2014.  There was no license fee revenue in the three months ended June 30, 2013 and no diagnostic revenue in the three months ended June 30, 2014 and 2013.

We expect our royalty income to fluctuate as the royalties are based on the minimum royalty payments as well as the timing of when payments are received for royalties in excess of minimum royalties.  Milestone and license fee revenue is difficult to predict and can vary significantly from period to period.  In addition, we expect to have revenues from our diagnostics tests in future periods, but as the revenue recognition will be based on cash receipts, the timing of these revenues is also uncertain.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended June 30,
	2014	2013	Increase (Decrease)
Salaries and staff costs	$637,122	$304,736	$332,386
Stock-based compensation	166,019	179,892	(13,873)
Outside services, consultants and lab supplies	409,926	314,934	94,992
Facilities	145,874	107,538	38,336
Travel and scientific conferences	25,482	22,180	3,302
Other	12,750	14,569	(1,819)
Total research and development	$1,397,173	$943,849	$453,324

Research and development expenses increased by $453,324 to $1,397,173 for the three months ended June 30, 2014 from $943,849 for the same period in 2013.  Substantially all of the increase resulted from the expansion of our research and development efforts to support the clinical collaborations we have entered into that will validate our tests to detect certain types of cancer in urine samples as well as utilization of our tests for monitoring responsiveness to therapy and the status of disease.  As a result of these collaborations, we increased the average number of our internal research and development personnel from nine to sixteen, and purchased additional laboratory equipment, lab supplies and clinical samples.  We expect research and development expenses to increase as we enter into additional collaborations.

Selling and Marketing Expenses

Selling and marketing expenses consisted of the following:

	Three Months Ended June 30,
	2014	2013	Increase/(Decrease)
Salaries and staff costs	$284,223	$218,486	$65,737
Stock-based compensation	29,989	24,085	5,904
Outside services and consultants	110,340	64,683	45,657
Facilities	26,486	23,597	2,889
Trade shows, conferences and marketing	88,717	89,335	(618)
Travel	49,186	35,278	13,908
Other	873	9,708	(8,835)
Total sales and marketing	$589,814	$465,172	$124,642

Selling and marketing expenses increased by $124,642 to $589,814 for the three months ended June 30, 2014 from $465,172 for the same period in 2013.  We have increased our average sales and marketing headcount from three to five and our marketing costs as we expand our efforts to inform the major cancer centers in the United States of our current and future product offerings.  We expect these costs to increase as we continue to market and sell our tests.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended June 30,
	2014	2013	Increase/(Decrease)
Salaries and staff costs	$219,909	$128,370	$91,539
Board of Directors’ fees	82,751	61,000	21,751
Stock-based compensation	223,479	143,365	80,114
Outside services and consultants	293,261	274,354	18,907
Legal and accounting fees	322,671	197,794	124,877
Facilities and insurance	61,603	84,574	(22,971)
Travel	64,927	82,368	(17,441)
Fees, licenses, taxes and other	41,638	42,266	(628)
Total general and administrative	$1,310,239	$1,014,091	$296,148

General and administrative expenses increased by $296,148 to $1,310,239 for the three months ended June 30, 2014, from $1,014,091 for the same period in 2013.  Continued patent filing and maintenance as well as the costs associated with being a publicly traded company, such as additional costs for insurance, NASDAQ fees and Sarbanes-Oxley compliance have added to our general andadministrative expenses, in comparison to the same period of the prior year.  Stock-based compensation, a non-cash expense, will fluctuate based on the timing and amount of options granted, as well as the fair value of the options at the time of grant or remeasurement.  We expect our general and administrative costs to increase as a result of our accelerated filer status and as we raise more capital.

Interest Expense

Interest expense increased to $54,714 for the three months ended June 30, 2014, from $668 for the same period in 2013.  The increase resulted from an increase in our average debt outstanding during the three months ended June 30, 2014 compared to the same period of the prior year, as a result of borrowings under the equipment line of credit we established in June 2013.  We expect our interest expense to increase as a result of the $15,000,000 Loan and Security Agreement we entered into in June 2014.

Change in Fair Value of Derivative Instruments - Warrants

We have issued securities that are accounted for as derivative liabilities.  As of June 30, 2014, the derivative liabilities related to securities issued were revalued to $2,181,883, resulting in a net decrease in value of $2,217,142 from March 31, 2014, based primarily upon the change in our stock price from $5.73 at March 31, 2014 to $3.50 at June 30, 2014 and the changes in the expected term and risk free interest rates for the expected term.  The decrease in value was recorded as non-operating gain for the three months ended June 30, 2014.

Net Loss

Net loss and per share amounts were as follows:

	Three Months Ended June 30,
	2014	2013	Increase (Decrease)
Net loss attributable to common shareholders	$(1,078,776)	$(5,279,475)	$(4,200,699)

Net loss per common share: basic and diluted	$(0.06)	$(0.34)	$(0.28)
Weighted average shares: basic and diluted	18,902,782	15,583,957	3,318,825

The $4,200,699 decrease in net loss attributable to common shareholders and $0.28 decrease in net loss per share in 2014 compared to 2013 reflected a slight increase in revenues, an increase in operating expenses, and a gain from the change in fair value in derivative liabilities, compared to the same period in the prior year.  Net loss per share in 2014 was also impacted by the increase in weighted average shares outstanding resulting from the sale and issuance of approximately 3.4 million shares of common stock resulting from the sales of stock during the third quarter of 2013,  as well as the exercise of stock options and warrants from August 1, 2013 through December 31, 2013.

Six Months Ended June 30, 2014 and 2013

Revenues

Our total revenues were $166,581 and $168,123 for the six months ended June 30, 2014 and 2013, respectively.  During the six months ended June 30, 2014, revenues consisted of $10,000 of license fees and $156,581 of royalty income, while revenue in the same period of the prior year was comprised of all royalty income.  The $10,000 license fee revenue in the six months ended June 30, 2014 related to cash received for a license agreement signed in the second quarter of 2014.  There was no license fee revenue in the six months ended June 30, 2013 and no diagnostic revenue in the six months ended June 30, 2014 and 2013.

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

Research and Development Expenses

Research and development expenses consisted of the following:

	Six Months Ended June 30,
	2014	2013	Increase
Salaries and staff costs	$1,180,913	$609,048	$571,865
Stock-based compensation	355,653	302,209	53,444
Outside services, consultants and lab supplies	961,176	583,576	377,600
Facilities	276,616	199,299	77,317
Travel and scientific conferences	44,346	33,918	10,428
Other	20,990	18,044	2,946
Total research and development	$2,839,694	$1,746,094	$1,093,600

Research and development expenses increased by $1,093,600 to $2,839,694 for the six months ended June 30, 2014 from $1,746,094 for the same period in 2013.  Substantially all of the increase resulted from the expansion of our research and development efforts to support the clinical collaborations we have entered into related to validating our tests for detection of certain types of cancer in urine samples, as well as monitoring the status of cancer after therapeutic intervention.  As a result of these collaborations, we increased the average number of our internal research and development personnel from eight to fifteen, and purchased additional laboratory equipment, lab supplies and clinical samples.  We expect research and development expenses to increase as we enter into additional collaborations.

Selling and Marketing Expenses

Selling and marketing expenses consisted of the following:

	Six Months Ended June 30,
	2014	2013	Increase/(Decrease)
Salaries and staff costs	$602,741	$404,457	$198,284
Stock-based compensation	52,670	45,801	6,869
Outside services and consultants	216,348	135,328	81,020
Facilities	54,554	45,850	8,704
Trade shows, conferences and marketing	153,916	101,917	51,999
Travel	78,063	55,606	22,457
Other	1,112	36,673	(35,561)
Total sales and marketing	$1,159,404	$825,632	$333,772

Selling and marketing expenses increased by $333,722 to $1,159,404 for the six months ended June 30, 2014 from $825,632 for the same period in 2013.  We have increased our average sales and marketing headcount from three to five and increased costs as we expand our efforts to inform the major cancer centers in the United States of our current and future product offerings.  We expect these costs to increase as we continue to market and sell our tests.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Six Months EndedJune 30,
	2014	2013	Increase/(Decrease)
Salaries and staff costs	$395,636	$245,817	$149,819
Board of Directors’ fees	148,124	124,855	23,269
Stock-based compensation	570,937	539,598	31,339
Outside services and consultants	647,183	583,398	63,785
Legal and accounting fees	526,524	533,525	(7,001)
Facilities and insurance	120,836	137,695	(16,859)
Travel	124,192	122,779	1,413
Fees, licenses, taxes and other	135,287	72,681	62,606
Total general and administrative	$2,668,719	$2,360,348	$308,371

General and administrative expenses increased by $308,371 to $2,668,719 for the six months ended June 30, 2014, from $2,360,348 for the same period in 2013.  Our average headcount has increased from three in the six months ended June 30, 2013 to five in the six months ended June 30, 2014, in support of the growth of our sales and marketing and research and development functions.  Sarbanes-Oxley compliance has also added to our general and administrative expenses in comparison to the same period of the prior year.  We expect our general and administrative costs to increase as our overall headcount increases.

Interest Expense

Interest expense increased to $64,210 for the six months ended June 30, 2014, from $668 for the same period in 2013.  The increase resulted from an increase in our average debt outstanding during the six months ended June 30, 2014 compared to the same period of the prior year, primarily as a result of borrowings under the equipment line of credit we established in June 2013.  We expect our interest expense to increase as a result of the $15,000,000 Loan and Security Agreement we entered into in June 2014.

Change in Fair Value of Derivative Instruments - Warrants

We have issued securities that are accounted for as derivative liabilities.  As of June 30, 2014, the derivative liabilities related to securities issued were revalued to $2,181,883 resulting in a net decrease in value of $2,249,988 from December 31, 2013, based primarily upon the change in our stock price from $5.74 at December 31, 2013 to $3.50 at June 30, 2014 and the changes in the expected term and risk free interest rates for the expected term.  The decrease in value was recorded as non-operating gain for the six months ended June 30, 2014.

Net Loss

Net loss and per share amounts were as follows:

	Six Months Ended June 30,
	2014	2013	Increase (Decrease)
Net loss attributable to common shareholders	$(4,277,782)	$(6,396,057)	$(2,118,275)

Net loss per common share: basic and diluted	$(0.23)	$(0.41)	$(0.18)
Weighted average shares: basic and diluted	18,902,782	15,547,352	3,355,430

The $2,118,275 decrease in net loss attributable to common shareholders and $0.18 decrease in net loss per share in 2014 compared to 2013 reflected a slight decrease in revenues, an increase in operating expenses, offset by the gain on the change in fair value in derivative liabilities.  Net loss per share in 2014 was also impacted  by the increase in weighted average shares outstanding resulting from the sale and issuance of approximately 3.4 million shares of common stock resulting from the sales of stock during the third quarter of 2013, and the exercise of stock options and warrants from April 1, 2013 through December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had $34,673,893 in cash and cash equivalents.  Net cash used in operating activities for the six months ended June 30, 2014 was $5,452,145, compared to $3,364,625 for the six months ended June 30, 2013.  Our use of cash was primarily a result of the net loss of $4,266,887 for the six months ended June 30, 2014, adjusted for non-cash items related to stock-based compensation of $979,260, depreciation and amortization of $111,300 and the gain from the change in fair value of derivatives of $2,249,988.  The changes in our operating assets and liabilities consisted of higher accounts payable and accrued expenses, prepaid expenses and other assets, and a decrease in accounts receivable.  At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Investing activities consisted of net purchases for capital equipment that used $133,658 in cash during the six months ended June 30, 2014, compared to $360,138 for the same period in 2013.

Net cash provided by financing activities was $14,422,759 during the six months ended June 30, 2014, compared to net cash provided by financing activities of $1,207,272 in 2013. Financing activities during the six months ended June 30, 2014  related  primarily to net borrowings under a Loan and Security Agreement we entered into in June 2014, less the pay-off of an equipment  line of credit.   Financing activities during the same period of the prior year consisted of $892,104 of proceeds received upon the exercise of warrants, as well as $315,168 of borrowings under an equipment line of credit.

As of June 30, 2014, and December 31, 2013, we had working capital of $33,050,158 and $24,059,854, respectively.  As of July 31, 2014, our working capital was $31,927,345.

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

CONTRACTUAL OBLIGATIONS

As of June 30, 2014, the material change outside the ordinary course of our business to the contractual obligations we reported in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in our annual report on Form 10-K for the year ended December 31, 2013, is disclosed in Note 8. Debt, and relates to the $15.0 million Loan and Security Agreement signed in June 2014.

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

Effects of Inflation

We do not believe that inflation and changing prices during the six months ended June 30, 2014 had a significant impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control  Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2014 filed on August 7, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVAGENE, INC.

August 7, 2014	By:	/s/ Antonius Schuh
Antonius Schuh
Chief Executive Officer

TROVAGENE, INC.

August 7, 2014	By:	/s/ Stephen Zaniboni
Stephen Zaniboni
Chief Financial Officer