Form 10-Q
period 2014-09-30
Trovagene, Inc.
filed 2014-11-06
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014 the issuer had 18,902,783 shares of Common Stock issued and outstanding.

TROVAGENE, INC.

TROVAGENE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$31,163,559	$25,836,937
Accounts receivable	62,370	78,994
Prepaid expenses and other assets	348,018	152,789
Total current assets	31,573,947	26,068,720
Property and equipment, net	841,434	750,565
Other assets	346,902	336,450
Total assets	$32,762,283	$27,155,735

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$461,769	$286,608
Accrued expenses	1,907,930	1,524,092
Current portion of long-term debt	752,734	198,166
Total current liabilities	3,122,433	2,008,866
Long-term debt, less current portion	13,978,818	322,998
Other long-term liability	96,060	—
Derivative financial instruments	3,211,216	4,431,871
Total liabilities	20,408,527	6,763,735

Commitments and contingencies (Note 9)
Stockholders’ equity

Preferred stock, $0.001 par value, 20,000,000 shares authorized; 60,600 shares outstanding at September 30, 2014 and December 31, 2013; designated as Series A Convertible Preferred Stock with liquidation preference of $606,000 at September 30, 2014 and December 31, 2013	60	60

Common stock, $0.0001 par value, 150,000,000 shares authorized; 18,902,783 shares issued and outstanding at September 30, 2014 and December 31, 2013	1,890	1,890

Additional paid-in capital	89,054,276	87,433,460
Accumulated deficit	(76,702,470)	(67,043,410)
Total stockholders’ equity	12,353,756	20,392,000
Total liabilities and stockholders’ equity	$32,762,283	$27,155,735

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Royalty income	$57,199	$43,756	$213,780	$211,879
License fees	—	—	10,000	—
Total revenues	57,199	43,756	223,780	211,879
Costs and expenses:
Research and development	1,990,251	915,457	4,829,945	2,661,550
Selling and marketing	540,584	330,525	1,699,988	1,156,157
General and administrative	1,466,592	1,875,427	4,135,310	4,235,776
Total operating expenses	3,997,427	3,121,409	10,665,243	8,053,483

Loss from operations	(3,940,228)	(3,077,653)	(10,441,463)	(7,841,604)

Interest income	3,470	44	7,940	44
Interest expense	(389,871)	(6,263)	(454,082)	(6,931)
Other (expense) income, net	(19,255)	—	24,845	—
Change in fair value of derivative instruments—warrants	(1,029,333)	(1,317,360)	1,220,655	(2,933,527)
Net loss	(5,375,217)	(4,401,232)	(9,642,105)	(10,782,018)

Preferred stock dividend	(6,060)	(5,360)	(16,955)	(20,630)
Net loss attributable to common stockholders	$(5,381,277)	$(4,406,592)	$(9,659,060)	$(10,802,648)

Net loss per common share-basic and diluted	$(0.28)	$(0.25)	$(0.51)	$(0.66)
Weighted average shares outstanding- basic and diluted	18,902,783	17,870,703	18,902,783	16,330,313

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(9,642,105)	$(10,782,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on disposal of fixed assets	(24,845)	—
Depreciation and amortization	169,599	85,532
Accretion of discount on debt	28,686	—
Non-cash interest expense	—	2,085
Stock based compensation expense	1,384,959	1,856,684
Change in fair value of financial instruments	(1,220,655)	2,933,527
Changes in operating assets and liabilities:
Increase in other assets	(10,452)	(49,831)
Decrease in accounts receivable	16,624	98,815
Increase in prepaid expenses	(195,229)	(69,352)
Increase in accounts payable,accrued expenses and other long-term liabilities	632,904	462,078
Net cash used in operating activities	(8,860,514)	(5,462,480)

Investing activities:
Capital expenditures, net	(235,623)	(571,097)
Net cash used in investing activities	(235,623)	(571,097)

Financing activities:
Proceeds from exercise of warrants	—	3,599,831
Proceeds of sale of common stock, net of expenses	—	18,897,388
Borrowings under debt agreement, net of expenses	14,938,723	—
Net (repayments) borrowings from equipment line of credit	(515,964)	515,964
Net cash provided by financing activities	14,422,759	23,013,183
Net change in cash and equivalents	5,326,622	16,979,606
Cash and cash equivalents—Beginning of period	25,836,937	10,819,781
Cash and cash equivalents—End of period	$31,163,559	$27,799,387
Supplementary disclosure of cash flow activity:
Cash paid for taxes	$2,400	$7,650
Cash paid for interest	$248,506	$3,339
Supplemental disclosure of non-cash investing and financing activities:
Reclassification of derivative financial instruments to additional paid in capital	$—	$(5,417,871)
Preferred stock dividends accrued	$16,955	$20,630
Warrants issued in connection with Loan and Security Agreement	$235,857	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Trovagene, which include its wholly owned subsidiaries Xenomics, Inc., a California corporation, Xenomics Europa Ltd, (an inactive subsidiary formed in the United Kingdom and liquidated) and Etherogen, Inc., a Delaware corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated. Certain items in the comparable prior period’s financial statements have been reclassified to conform to the current period’s presentation.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements as of December 31, 2013 and 2012 and for each of the three years ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2014.  The accompanying condensed consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.  The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

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

Liquidity

Trovagene’s condensed consolidated financial statements as of September 30, 2014 have been prepared under the assumption that Trovagene will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate additional revenue.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Based on current plans the Company will be required to raise additional capital during 2016 to complete the development and commercialization of current product candidates and to continue to fund operations at its current projected cash expenditure levels.

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

The Company has approximately $30.0 million of cash and cash equivalents at October 31, 2014.

2. Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period.  In a period where there is a net loss position, diluted weighted-average shares are the same as basic weighted-average shares.  Shares used in calculating basic and diluted net loss per common share for the nine months ended September 30 exclude as antidilutive the following share equivalents:

	September 30,
	2014	2013
Options to purchase Common Stock	4,233,749	3,894,044
Warrants to purchase Common stock	6,302,286	6,306,582
Series A Convertible Preferred Stock	63,125	63,125
	10,599,160	10,263,751

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

Stock-based compensation expense related to Trovagene options have been recognized in operating results as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Included in research and development expense	$171,150	$124,447	$526,803	$426,656
Included in selling and marketing expense	49,887	14,836	102,556	60,637
Included in general and administrative expense	184,663	829,793	755,600	1,369,391
Total stock-based compensation expense	$405,700	$969,076	$1,384,959	$1,856,684

The unrecognized compensation cost related to non-vested stock options outstanding at September 30, 2014 and 2013, net of expected forfeitures, was $ 3,805,661 and $3,170,227, respectively, both to be recognized over a weighted-average remaining vesting period of approximately three years.  The weighted average remaining contractual term of outstanding options as of September 30, 2014 was approximately seven years.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following assumptions during the following periods indicated:

	Nine Months Ended September 30,
	2014	2013
Risk-free interest rate	1.5-2.1%	0.74 – 1.48%
Dividend yield	0%	0%
Expected volatility	81-83%	95-100%
Expected term (in years)	4-6 yrs	5 yrs

A summary of stock option activity and of changes in stock options outstanding under the Trovagene Stock Option Plan is presented below:

	Total Options	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2013	4,287,545	$5.18
Granted	626,870
Forfeited	(690,666)
Balance outstanding, September 30, 2014	4,233,749	$4.71	$3,592,365
Exercisable at September 30, 2014	2,107,069	$4.76	$2,211,482

The Trovagene Stock Option Plan expired on June 24, 2014.  The Trovagene Inc. 2014 Equity Incentive Plan, authorizing up to 2,500,000 shares of common stock for issuance under the Plan, was approved by the Board of Directors in June 2014 and approved by the Shareholders at the September 17, 2014 Annual Shareholders’ Meeting.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications is presented below:

	Total Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2013	6,233,483	$3.87	4.5 years
Granted	85,470	$3.51
Forfeited	(16,667)	$10.80
Balance outstanding, September 30, 2014	6,302,286	$3.84	3.8 years

4.     Stockholders’ Equity

Common Stock

On January 25, 2013, the Company filed a Form S-3 Registration Statement to offer and sell in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not exceeding $150,000,000.  The preferred stock, warrants, and units may be convertible or exercisable or exchangeable for common stock or preferred stock or other Trovagene securities.  This form was declared effective on February 4, 2013.  In addition, in connection with the Form S-3, the Company entered into an agreement with Cantor Fitzgerald & Co. (“Agent”) on January 25, 2013 to issue and sell up to $30,000,000 of shares of common stock through them.  As payment for its services, the Agent is entitled to a 3% commission on gross proceeds.  There were no sales of common stock during the nine months ended September 30, 2014.

5. Asset Purchase Agreement

On February 1, 2012, the Company entered into an asset purchase agreement with MultiGen Diagnostics, Inc.  The Company determined that the acquired asset did not meet the definition of a business, as defined in ASC 805, Business Combinations and was accounted for under ASC 350, “Intangibles- Goodwill and Other”.  In connection with the acquisition, the Company issued 125,000 shares of restricted common stock to MultiGen.  In addition, up to an additional $3.7 million may be paid in a combination of common stock and cash to MultiGen upon the achievement of specific sales and earnings targets.  In addition, in connection with the acquisition, the Company entered into a Reagent Supply Agreement dated as of February 1, 2012 pursuant to which MultiGen will supply and deliver reagents to be used in connection with a Clinical Laboratory Improvement Amendment (CLIA) laboratory.  The total purchase consideration was determined to be $187,500 which was paid in the Company’s common stock and allocated to an indefinite lived intangible asset related to the CLIA license.

6.  Derivative Financial Instruments - Warrants

The Company follows the provisions of ASC Topic 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity” for its derivative instruments.   ASC Topic 815-40 clarifies the determination of whether an instrument issued by an entity (or an embedded feature in the instrument) is indexed to an entity’s own stock, which would qualify as a scope exception under ASC Topic 815-10.

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

The Company estimates the fair value of the warrants issued in connection with certain of its debentures using the Black-Scholes model in order to determine the associated derivative instrument liability and change in fair value described above.  The following range of assumptions was used to determine the fair value of the warrants during the periods indicated:

	Nine Months Ended September 30,
	2014	2013
Estimated fair value of Trovagene common stock	$3.50-5.73	$6.26 – 7.18
Expected warrant term	4.3-4.8 yrs	1 – 5.8 yrs
Risk-free interest rate	1.6-1.8%	0.03 – 1.41%
Expected volatility	74-83%	95-100%
Dividend yield	0%	0%

The following table sets forth the components of changes in the Company’s derivative financial instruments liability balance, valued using the Black-Scholes option pricing method, for the periods indicated:

Date	Description	Warrants	Derivative Instrument Liability

December 31, 2013	Balance of derivative financial instruments liability	1,013,961	$4,431,871

	Change in fair value of warrants during the period recognized as a gain in the condensed consolidated statement of operations	—	(1,220,655)

September 30, 2014	Balance of derivative financial instruments liability	1,013,961	$3,211,216

7. Fair Value Measurements

Fair value of financial instruments

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements at
	September 30, 2014
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$30,989,822	$—	$—	$30,989,822
Total Assets	$30,989,822	$—	$—	$30,989,822
Liabilities:
Derivative liabilities related to warrants	$—	$—	$3,211,216	$3,211,216
Total Liabilities	$—	$—	$3,211,216	$3,211,216

	Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$25,703,330	$—	$—	$25,703,330
Total Assets	$25,703,330	$—	$—	$25,703,330
Liabilities:
Derivative liabilities related to warrants	—	$—	$4,431,871	$4,431,871
Total Liabilities	$—	$—	$4,431,871	$4,431,871

(1) Included as a component of cash and cash equivalents on the accompanying condensed consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2014:

Description	Balance at December 31, 2013	Unrealized Gain	Balance at September 30, 2014
Derivative liabilities related to Warrants	$4,431,871	$(1,220,655)	$3,211,216

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

The Company recorded approximately $61,000 in interest expense related to the Equipment Line of Credit from January 1, 2014, until the loan was paid in full in June 2014.

Loan and Security Agreement

In June 2014, the Company entered into a $15,000,000 loan and security agreement with two banks pursuant to which the lenders provided the Company a term loan, which was funded at closing. A portion of the proceeds were used to repay the existing equipment loan. The repayment with the same lender was accounted for as a debt extinguishment under ASC Topic 470-50, Debt. The interest rate on the new loan is 7.07% per annum.  The Company will make interest only payments on the outstanding amount of the loan on a monthly basis through July 2015, after which equal monthly payments of principal and interest are due until the loan maturity date of July 1, 2018.  The loan is secured by a security interest in all of the Company’s assets except intellectual property, which is subject to a negative pledge. In connection with the loan, the lenders received a warrant to purchase an aggregate 85,470 shares of the Company’s common stock at an exercise price of $3.51 per share exercisable for ten years from the date of issuance.  The original value of the warrants, totaling $235,857, was recorded as debt discount and additional paid-in capital.

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

Long-term debt and unamortized discount balances are as follows:

Balance at December 31, 2013	$—
Face value of term loan	15,000,000
Debt discount	(297,134)
Accretion of debt discount	28,686
Balance at September 30, 2014	$14,731,552

Future minimum principal payments under the loan and security agreement are as follows:

Year Ending December 31,
2014	$—
2015	1,898,549
2016	4,790,628
2017	5,140,519
2018	3,170,304
Total future minimum payments	15,000,000
Debt discount, net of accretion	(268,448)
Total minimum principal payments	14,731,552

The Company recorded approximately $392,817 in interest expense related to the Loan and Security Agreement during the nine months ended September 30, 2014.

9. Commitments and Contingencies

Executive and Consulting Agreements

The Company has contracted with various consultants and third parties, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  The executive agreements with the CEO and CFO provide for severance payments.

Lease Agreement

The Company leases approximately 8,300 square feet of office space at a monthly rental rate of approximately $18,300 to $20,000 during the remaining term of the lease, through December 2017. Effective May 14, 2014, the Company entered into the fifth amendment of its lease (the “Agreement”), which increased the leased space by 4,751 square feet and increased the monthly rent by approximately $10,500 per month, commencing in October 2014.

Research and Development Agreements

During 2012, the Company entered into research agreements with University of Texas MD Anderson Cancer Center (“MDACC”) to provide samples and evaluate methods used by the Company in identification of pancreatic cancer mutations, as well as to measure the degree of concordance between results of cell-free DNA mutations analysis from urine samples and tumor tissue.  During 2013, the agreements were amended to increase the scope of the agreements. Under these agreements, the Company has committed to pay approximately $266,000 for the services performed by MDACC. As of September 30, 2014, the Company has incurred and recorded approximately $244,000 of research and development expenses related to these agreements.

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

In June 2013, the Company entered into a research agreement with Illumina, Inc. (“Illumina”) pursuant to which the parties will work together to evaluate the potential for integrating the Company’s transrenal technology for isolating, extracting and genetic analysis of nucleic acids from urine with Illumina’s genetic analysis sequencing technology (the “Research Plan”).  The parties have agreed that all results and reagents from the Research Plan will be shared between the parties.  The agreement will terminate upon the earlier of 30 days after completion of the research plan or the one year anniversary of the agreement unless extended by mutual written agreement. In October 2014, the agreement was extended for an additional year to June 2015.

In August 2013, the Company entered into a clinical trial agreement with the University of Southern California (“USC”), pursuant to which USC will provide the principal investigator and conduct the clinical trial related to the genetic characterization of metastatic colorectal cancers.  Under the agreement, the Company may pay USC approximately $232,000 for services provided. Through September 30, 2014 the Company has incurred and recorded approximately $6,400 of research and development expense related to this agreement.

In December 2013, the Company entered into a clinical trial agreement with US Oncology Research LLC (“USOR”), pursuant to which USOR will provide the principal investigator and conduct the clinical trial related to the examining the utility of transrenal quantitative KRAS testing in disease monitoring in patients with metastatic pancreatic cancer.  Under the agreement, the Company may pay USOR approximately $270,000 for services provided.  As of September 30, 2014 the Company has incurred and recorded approximately $38,400 of research and development expense related to this agreement.

On May 8, 2014, the Company entered into a Patent Assignment and License Agreement, effective as of April 23, 2014, with GenSignia IP Ltd., a United Kingdom company, pursuant to which the Company assigned all of its miRNA patents, including methods of using miRNA for detection of in vivo cell death and detecting cell-free miRNA in urine and blood.  Concurrent with the assignment, GenSignia granted to the Company an exclusive, world-wide, royalty-free, fully paid, perpetual license under the transferred patents in the urine field.  Pursuant to the agreement, GenSignia will pay the Company a low single digit royalty on net sales and will pay an aggregate $6.5 million in milestone payments upon the achievement of up to $150 million in net sales.  GenSignia shall be responsible for the preparation, filing and maintenance of all patents under the agreement.  Antonius Schuh, the Company’s CEO and a director, is a director of GenSignia.  Dr. Schuh did not participate in any negotiations with respect to the agreement and recused himself from any director vote in connection with the agreement.  As of September 30, 2014, the Company had recorded $10,000 in license fee revenue related to the agreement.  No costs or expenses have been incurred through September 30, 2014.

On September 8, 2014, the Company entered into a Sponsored Research Agreement to conduct a validation study to evaluate use of the Company’s precision cancer monitoring technology in the management of lung cancer patients. Under the agreement, the Company may pay its collaborator in the study approximately $151,000 for services provided.  As of September 30, 2014 the Company has incurred approximately $30,000 related to this agreement.

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

Our accumulated deficit through September 30, 2014 is $76,702,470. To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities and commercial expansion. During 2014, we have advanced our business with the following activities:

•                  On October 27, 2014, we announced the publication of clinical study results in the peer-reviewed medical journal, Cancer Discovery, featuring our precision cancer monitoring technology and its ability to non-invasively determine oncogene mutation status and monitor response to BRAF inhibitor therapy in patients with histiocytic disease, a malignancy often associated with BRAF mutations. These data were subsequently presented at the 30th Annual Histiocyte Society Meeting on October 28, in Toronto, Canada.

•                  We entered into a sponsored research agreement to evaluate our precision cancer monitoring technology in the management of lung cancer patients.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2014.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 and 2013

Revenues

Our total revenues were $57,199 and $43,756 for the three months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014 and 2013, revenues consisted of royalty income. The increase during the three months ended September 30, 2014 related to royalties received in excess of contractual minimum royalty amounts.

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

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended September 30,
	2014	2013	Increase (Decrease)
Salaries and staff costs	$819,212	$370,196	449,016
Stock-based compensation	171,150	124,447	46,703
Outside services, consultants and lab supplies	782,309	264,628	517,681
Facilities	177,975	123,178	54,797
Travel and scientific conferences	26,823	18,034	8,789
Other	12,782	14,974	(2,192)
Total research and development	$1,990,251	$915,457	$1,074,794

Research and development expenses increased by $1,074,794 to $1,990,251 for the three months ended September 30, 2014 from $915,457 for the same period in 2013. Substantially all of the increase resulted from the expansion of our research and development efforts to support the clinical collaborations that will validate our tests to detect certain types of cancer in urine samples and monitor responsiveness to therapy and the status of disease. As a result of the increase in the number of collaborations from five to fifteen, we increased the average number of our internal research and development personnel to eighteen for the three months ended September 30, 2014 from eight during the same period of the prior year. In addition, we purchased additional laboratory equipment, lab supplies and clinical samples as a result in the number of collaborations. We expect research and development expenses to further increase as we enter into additional collaborations.

Selling and Marketing Expenses

Selling and marketing expenses consisted of the following:

	Three Months Ended September 30,
	2014	2013	Increase/(Decrease)
Salaries and staff costs	$216,056	$167,103	48,953
Stock-based compensation	49,887	14,836	35,051
Outside services and consultants	153,290	84,462	68,828
Facilities	31,062	23,806	7,256
Trade shows, conferences and marketing	50,347	35,022	15,325
Travel	31,909	7,678	24,231
Other	8,033	(2,382)	10,415
Total sales and marketing	$540,584	$330,525	$210,059

Selling and marketing expenses increased by $210,059 to $540,854 for the three months ended September 30, 2014 from $330,525 for the same period in 2013.  We have increased our average sales and marketing headcount to five in the three months ended September 30, 2014 from three in the same period of 2013, as we expand our efforts to inform the major cancer centers in the United States of our current and future product offerings. We expect these costs to increase as we continue to market and sell our tests.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended September 30,
	2014	2013	Increase/(Decrease)
Salaries and staff costs	$204,238	$168,525	35,713
Board of Directors’ fees	94,354	46,075	48,279
Stock-based compensation	184,663	829,793	(645,130)
Outside services and consultants	408,513	432,633	(24,120)
Legal and accounting fees	428,120	258,270	169,850
Facilities and insurance	74,564	51,646	22,918
Travel	13,834	47,483	(33,649)
Fees, licenses, taxes and other	58,306	41,003	17,303
Total general and administrative	$1,466,592	$1,875,428	(408,836)

General and administrative expenses decreased by $408,836 to $1,466,592 for the three months ended September 30, 2014, from $1,875,428 for the same period in 2013.  The overall decrease resulted primarily from a decrease in stock-based compensation, offset in part by an increase in legal and accounting fees.  The three month period ended September 30, 2013 included the stock-based compensation of approximately $500,000 associated with an option grant to one of our Directors for services provided outside of routine Board of Directors’ activities, while there was no comparable compensation in the three month period ended September 30, 2014.  Continued patent filing and maintenance as well as the costs associated with being a publicly traded company, such as additional costs for insurance, NASDAQ fees and Sarbanes-Oxley compliance have added to our general and administrative expenses, in comparison to the same period of the prior year. Stock-based compensation, a non-cash expense, will fluctuate based on the timing and amount of share based awards granted, as well as the fair value of the awards at the time of grant or remeasurement. We expect our general and administrative costs to increase as a result of our accelerated filer status and as we raise more capital.

Interest Expense

Interest expense increased to $389,871 for the three months ended September 30, 2014, from $6,263 for the same period in 2013.  The increase resulted from an increase in our average debt outstanding during the three months ended September 30, 2014 compared to the same period of the prior year, as a result of borrowings under Loan and Security Agreement we entered into in June 2014.

Change in Fair Value of Derivative Instruments - Warrants

We have issued securities that are accounted for as derivative liabilities. As of September 30, 2014, the derivative liabilities related to securities issued were revalued to $3,211,216, resulting in a net increase in value of $1,029,333 from June 30, 2014, based primarily upon the increase in our stock price from $3.50 at June 30, 2014 to $4.58 at September 30, 2014 and the changes in the expected term and risk free interest rates for the expected term. The increase in value was recorded as non-operating loss for the three months ended September 30, 2014.

Net Loss

Net loss and per share amounts were as follows:

	Three Months Ended September 30,
	2014	2013	Increase (Decrease)
Net loss attributable to common shareholders	$(5,381,277)	$(4,406,592)	$974,685

Net loss per common share: basic and diluted	$(0.28)	$(0.25)	$(0.03)
Weighted average shares: basic and diluted	18,902,783	17,870,703	1,032,080

The $974,685 increase in net loss attributable to common shareholders and $0.03 increase in net loss per share in 2014 compared to 2013 reflected a slight increase in revenues, an increase in operating expenses, and a decrease in the loss from the change in fair value in derivative liabilities, compared to the same period in the prior year. Net loss per share in 2014 was also impacted by the increase in weighted average shares outstanding resulting from the sale and issuance of approximately 3.4 million shares of common stock resulting from the sales of stock during the third quarter of 2013, as well as the exercise of stock options and warrants from August 1, 2013 through December 31, 2013.

Nine Months Ended September 30, 2014 and 2013

Revenues

Our total revenues were $223,780 and $211,879 for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, revenues consisted of $10,000 of license fees and $213,780 of royalty income, while revenue in the same period of the prior year was comprised of all royalty income. The $10,000 license fee revenue in the nine months ended September 30, 2014 related to cash received for a license agreement signed in the second quarter of 2014.  There was no license fee revenue in the nine months ended September 30, 2013 and no diagnostic revenue in the nine months ended September 30, 2014 and 2013.

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

Research and Development Expenses

Research and development expenses consisted of the following:

	Nine Months Ended September 30,
	2014	2013	Increase
Salaries and staff costs	$2,000,125	$979,244	$1,020,881
Stock-based compensation	526,803	426,656	100,147
Outside services, consultants and lab supplies	1,743,485	848,204	895,281
Facilities	454,591	322,478	132,113
Travel and scientific conferences	71,169	51,952	19,217
Other	33,772	33,017	755
Total research and development	$4,829,945	$2,661,551	$2,168,394

Research and development expenses increased by $2,168,394 to $4,829,945 for the nine months ended September 30, 2014 from $2,661,551 for the same period in 2013. Substantially all of the increase resulted from the expansion of clinical programs to support the collaborations we have entered into that support validation of our tests for detection of certain types of cancer in urine and monitoring the status of cancer after therapeutic intervention.  As a result of these collaborations, we increased the average number of our internal research and development personnel from eight to sixteen, and purchased additional laboratory equipment, lab supplies and clinical samples.  We expect research and development expenses to increase as we enter into additional collaborations.

Selling and Marketing Expenses

Selling and marketing expenses consisted of the following:

	Nine Months Ended September 30,
	2014	2013	Increase/(Decrease)
Salaries and staff costs	$818,797	$571,560	$247,237
Stock-based compensation	102,556	60,637	41,919
Outside services and consultants	369,638	219,791	149,847
Facilities	85,616	69,655	15,961
Trade shows, conferences and marketing	204,263	136,939	67,324
Travel	109,972	63,284	46,688
Other	9,146	34,291	(25,145)
Total sales and marketing	$1,699,988	1,156,157	$543,831

Selling and marketing expenses increased by $543,831 to $1,699,988 for the nine months ended September 30, 2014 from $1,156,157 for the same period in 2013.  We have increased our average sales and marketing headcount to five during the nine months ended September 30, 2014, from three in the same period of the prior year, and also increased costs as we expand our efforts to inform the major cancer centers in the United States of our current and future product offerings.  We expect these costs to increase as we continue to market and sell our tests.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Nine Months Ended September 30,
	2014	2013	Increase/(Decrease)
Salaries and staff costs	$599,874	$414,342	$185,532
Board of Directors’ fees	242,477	170,930	71,547
Stock-based compensation	755,599	1,369,391	(613,792)
Outside services and consultants	1,055,697	1,016,032	39,665
Legal and accounting fees	954,089	791,795	162,294
Facilities and insurance	195,401	189,340	6,061
Travel	138,026	170,262	(32,236)
Fees, licenses, taxes and other	194,147	113,684	80,463
Total general and administrative	$4,135,310	$4,235,776	$(100,466)

General and administrative expenses decreased by $100,466 to $4,135,310 for the nine months ended September 30, 2014, from $4,235,776 for the same period in 2013. The overall decrease resulted primarily from a decrease in stock-based compensation, offset in part by an increase salaries and staff costs, fees paid to the Board of Directors, and legal and accounting fees.  The nine month period ended September 30, 2013 included the stock-based compensation of approximately $500,000 associated with an option grant to one of our Directors for services provided outside of routine Board of Directors’ activities, while there was no comparable compensation in the same period ended September 30, 2014.  Our average headcount has increased from two in the nine months ended September 30, 2013 to four in the nine months ended September 30, 2014, in support of the growth of our sales and marketing and research and development functions. Sarbanes-Oxley compliance has also added to our general and administrative expenses in comparison to the same period of the prior year. We expect our general and administrative costs to increase as our overall headcount increases.

Interest Expense

Interest expense increased to $454,082 for the nine months ended September 30, 2014, from $6,931 for the same period in 2013.  The increase resulted from an increase in our average debt outstanding during the nine months ended September 30, 2014 compared to the same period of the prior year, primarily as a result of borrowings under the equipment line of credit we established in June 2013 and the Loan and Security Agreement we entered into in June 2014. We expect our interest expense to increase due to an increase in our average debt outstanding.

Change in Fair Value of Derivative Instruments - Warrants

We have issued securities that are accounted for as derivative liabilities.  As of September 30, 2014, the derivative liabilities related to securities issued were revalued to $3,211,216 resulting in a net decrease in value of $1,220,655 from December 31, 2013, based primarily upon the change in our stock price from $5.74 at December 31, 2013 to $4.58 at September 30, 2014 and the changes in the expected term, risk free interest rates and volatility for the expected term.  The decrease in value was recorded as non-operating gain for the nine months ended September 30, 2014.

Net Loss

Net loss and per share amounts were as follows:

	Nine Months Ended September 30,
	2014	2013	Increase (Decrease)
Net loss attributable to common shareholders	$(9,659,060)	$(10,802,648)	$(1,143,588)

Net loss per common share: basic and diluted	$(0.51)	$(0.66)	$(0.15)
Weighted average shares: basic and diluted	18,902,783	16,330,313	2,572,470

The $1,143,588 decrease in net loss attributable to common shareholders and $0.15 decrease in net loss per share in 2014 compared to 2013 reflected a slight increase in revenues, an increase in operating expenses, offset by the gain on the change in fair value in derivative liabilities. Net loss per share in 2014 was also impacted by the increase in weighted average shares outstanding resulting from the sale and issuance of approximately 3.4 million shares of common stock resulting from the sales of stock during the third quarter of 2013, and the exercise of stock options and warrants from April 1, 2013 through December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, we had $31,163,559 in cash and cash equivalents.  Net cash used in operating activities for the nine months ended September 30, 2014 was $8,860,516, compared to $5,462,480 for the nine months ended September 30, 2013.  Our use of cash was primarily a result of the net loss of $9,642,105 for the nine months ended September 30, 2014, adjusted for non-cash items related to stock-based compensation of $1,384,959, depreciation and amortization of $169,599 and the gain from the change in fair value of derivatives of $1,220,655. The changes in our operating assets and liabilities consisted of higher accounts payable and accrued expenses, prepaid expenses and other assets, and a decrease in accounts receivable.  At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Investing activities consisted of net purchases for capital equipment that used $235,623 in cash during the nine months ended September 30, 2014, compared to $571,097 for the same period in 2013.

Net cash provided by financing activities was $14,422,759 during the nine months ended September 30, 2014, compared to net cash provided by financing activities of $23,013,183 in 2013. Financing activities during the nine months ended September 30, 2014 related primarily to net borrowings under a Loan and Security Agreement we entered into in June 2014, less the pay-off of an equipment line of credit. Financing activities during the same period of the prior year consisted of $18,897,388 of proceeds received from the sale of common stock, $3,599,831 of proceeds received upon the exercise of warrants, as well as $515,964 of borrowings under an equipment line of credit.

As of September 30, 2014, and December 31, 2013, we had working capital of $28,451,514 and $24,059,854, respectively. As of October 31, 2014, our working capital was $27,298,510.

Our working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of our research and development programs and ramp up of our sales and marketing function.  We will be required to raise additional capital during 2016 to complete the development and commercialization of current product candidates, to fund the existing working capital deficit and to continue to fund operations at our current cash expenditure levels.  To date, our sources of cash have been primarily limited to the sale of equity securities and debentures.  We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business.  If we are unable to raise additional capital when required or on acceptable terms, we may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more of product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.

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

CONTRACTUAL OBLIGATIONS

As of September 30, 2014, the material change outside the ordinary course of our business to the contractual obligations we reported in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments” in our annual report on Form 10-K for the year ended December 31, 2013, is disclosed in Note 8. Debt, and relates to the $15.0 million Loan and Security Agreement signed in June 2014.

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

Effects of Inflation

We do not believe that inflation and changing prices during the nine months ended September 30, 2014 had a significant impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2013, except for the following:

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

At various times since 2006, the FDA has issued guidance documents or announced draft guidance regarding initiatives that may require varying levels of FDA oversight of our tests. In July 2014, the FDA issued a 60 day notice to Congress indicating that the FDA intends to issue draft guidance on the regulation of laboratory developed tests. It is unclear at this time whether the draft guidance will be released officially in September. It is also uncertain whether this draft guidance, if officially released, will be finalized. Legislative proposals addressing oversight of genetic testing and LDTs have been introduced in previous Congresses and we expect that new legislative proposals will be introduced from time to time in the future. We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, whether through additional guidance issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. It is possible that legislation will be enacted into law or guidance could be issued by the FDA which may result in increased regulatory burdens for us to continue to offer our tests or to develop and introduce new tests.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2014 filed on November 6, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVAGENE, INC.

November 6, 2014	By:	/s/ Antonius Schuh
Antonius Schuh
Chief Executive Officer

TROVAGENE, INC.

November 6, 2014	By:	/s/ Stephen Zaniboni
Stephen Zaniboni
Chief Financial Officer