Form 10-Q
period 2015-06-30
Trovagene, Inc.
filed 2015-08-10
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015 the issuer had 29,622,602 shares of Common Stock issued and outstanding.

TROVAGENE, INC.

TROVAGENE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$41,293,784	$27,293,798
Accounts receivable	99,717	56,694
Prepaid expenses and other assets	508,408	369,259
Total current assets	41,901,909	27,719,751
Property and equipment, net	1,378,941	840,387
Other assets	362,946	336,708
Total Assets	$43,643,796	$28,896,846

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,110,749	$747,799
Accrued expenses	1,519,212	1,841,808
Current portion of long-term debt	2,320,084	1,898,548
Total current liabilities	4,950,045	4,488,155
Long-term debt, less current portion	12,881,673	13,053,117
Derivative financial instruments	7,693,138	3,006,021
Total Liabilities	25,524,856	20,547,293

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 60,600 shares outstanding at June 30, 2015 and December 31, 2014; designated as Series A Convertible Preferred Stock with liquidation preference of $606,000 at June 30, 2015 and December 31, 2014	60	60
Common stock, $0.0001 par value, 150,000,000 shares authorized; 24,872,602, and 18,915,794 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2,487	1,891
Additional paid-in capital	116,874,837	89,739,511
Accumulated deficit	(98,758,444)	(81,391,909)
Total stockholders’ equity	18,118,940	8,349,553
Total liabilities and stockholders’ equity	$43,643,796	$28,896,846

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Royalty income	$46,826	$45,628	$171,630	$156,581
License fees	—	10,000	—	10,000
Diagnostic service revenue	2,520	—	4,686	—
Total revenues	49,346	55,628	176,316	166,581
Costs and expenses:
Cost of revenue	80,030	—	256,455	—
Research and development	2,684,157	1,397,173	4,881,816	2,839,694
Selling and marketing	1,915,850	589,814	2,710,503	1,159,404
General and administrative	2,001,516	1,310,239	3,807,501	2,668,719
Total operating expenses	6,681,553	3,297,226	11,656,275	6,667,817

Loss from operations	(6,632,207)	(3,241,598)	(11,479,959)	(6,501,236)

Interest income	9,251	2,079	15,620	4,470
Interest expense	(390,503)	(54,714)	(780,341)	(64,210)
(Loss) gain from change in fair value of derivative instruments — warrants	(3,175,754)	2,217,142	(5,122,482)	2,249,988
Other income, net	9,179	—	12,747	44,101
Net loss and comprehensive loss	(10,180,034)	(1,077,091)	(17,354,415)	(4,266,887)

Preferred stock dividend	(6,060)	(1,685)	(12,120)	(10,895)

Net loss and comprehensive loss attributable to common stockholders	$(10,186,094)	$(1,078,776)	$(17,366,535)	$(4,277,782)

Net loss per common share — basic	$(0.41)	$(0.06)	$(0.75)	$(0.23)
Net loss per common share — diluted	$(0.41)	$(0.17)	$(0.75)	$(0.34)

Weighted average shares outstanding — basic	24,592,883	18,902,782	23,212,963	18,902,782
Weighted average shares outstanding —diluted	24,592,883	19,232,759	23,212,963	19,067,770

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(17,354,415)	$(4,266,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on disposal of fixed assets	(3,568)	(44,101)
Depreciation and amortization	152,979	111,300
Stock based compensation expense	1,835,187	979,260
Amortization of debt costs	193,066	—
Accretion of discount on debt	57,026	—
Loss (gain) from the change in fair value of derivative instruments - warrants	5,122,482	(2,249,988)
Changes in operating assets and liabilities:
Increase in other assets	(26,238)	(10,452)
(Increase) decrease in accounts receivable	(43,023)	19,084
Increase in prepaid expenses	(139,149)	(142,966)
Increase in accounts payable and accrued expenses	28,234	152,605
Net cash used in operating activities	(10,177,419)	(5,452,145)

Investing activities:
Capital expenditures, net	(687,965)	(133,658)
Net cash used in investing activities	(687,965)	(133,658)

Financing activities:
Proceeds from sales of common stock, net of expenses	23,816,292	—
Proceeds from exercise of options	564,051	—
Proceeds from exercise of warrants	485,027	—
Net borrowings under debt agreements	—	14,422,759
Net cash provided by financing activities	24,865,370	14,422,759
Net change in cash and equivalents	13,999,986	8,836,956
Cash and cash equivalents—Beginning of period	27,293,798	25,836,937
Cash and cash equivalents—End of period	$41,293,784	$34,673,893
Supplementary disclosure of cash flow activity:
Cash paid for taxes	$800	$2,400
Cash paid for interest	$530,250	$71,756
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends accrued	$12,120	$10,895
Warrants issued in connection with Loan and Security Agreement	$—	$235,857
Reclassification of derivative financial instruments to additional paid in capital	$435,365	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Business Organization and Overview

On April 26, 2002, the Company was incorporated in the State of Florida. On July 2, 2004, the Company acquired Xenomics, a California corporation, which was in business to develop and commercialize urine-based molecular diagnostics technology. In 2007, the Company changed its fiscal year end from January 31 to December 31. In January 2010, the Company re-domesticated its state of incorporation from Florida to Delaware and changed its name to Trovagene, Inc. In June 2012, the Company’s common stock was listed on The NASDAQ Capital Market under the ticker symbol TROV.

Trovagene, Inc. (“Trovagene” or the “Company”) is a molecular diagnostic company that focuses on the development and commercialization of a proprietary urine-based cell-free molecular diagnostic technology for use in disease detection and monitoring across a variety of medical disciplines. Trovagene’s primary internal focus is to leverage its novel urine-based molecular diagnostic platform to facilitate improvements in the field of oncology, while the Company’s external focus includes entering into collaborations to develop the Company’s technology in areas such as infectious disease, transplant medicine, and prenatal genetics. The Company’s goal is to improve treatment outcomes for cancer patients using its proprietary technology to detect and quantitatively monitor cell-free DNA in urine. Circulating tumor DNA (“ctDNA”) is a subtype of cell-free DNA, and represents the mutant cell-free DNA that we use to detect and monitor cancer.

Basis of Presentation

The accompanying consolidated financial statements of Trovagene, which include its wholly owned subsidiaries Xenomics, Inc., a California corporation and Etherogen, Inc., a Delaware corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s annual report on Form 10-K filed with the SEC on March 12, 2015.

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

Diagnostic Service Revenues

Revenue for clinical laboratory tests may come from several sources, including commercial third-party payors, such as insurance companies and health maintenance organizations, government payors, such as Medicare and Medicaid in the United States, patient self-pay and, in some cases, from hospitals or referring laboratories who, in turn, might bill third-party payors for testing. The Company is recognizing diagnostic service revenue on the cash collection basis until such time as it is able to properly estimate collections on third party reimbursements.

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

The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of Trovagene’s common share price, remaining life of the warrant, and risk-free interest rates at each period end. The Company thus uses model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classifies such warrants in Level 3 per ASC 820, Fair Value Measurements. At June 30, 2015, and December 31, 2014, the fair value of these warrants was $7,693,138 and $3,006,021, respectively, and were included in the derivative financial instruments liability on the balance sheet.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator: Net loss attributable to common shareholders	$(10,186,094)	$(1,078,776)	$(17,366,535)	$(4,277,782)
Adjustment for change in fair value of derivative instruments - warrants	—	(2,217,142)	—	(2,217,142)
Net loss used for diluted loss per share	$(10,186,094)	$(3,295,918)	$(17,366,535)	$(6,494,924)
Denominator for basic and diluted net loss per share:
Weighted average shares used to compute basic loss per share	24,592,883	18,902,782	23,212,963	18,902,782
Adjustments to reflect assumed exercise of warrants	—	329,977	—	164,988
Weighted average shares used to compute diluted net loss per share	24,592,883	19,232,759	23,212,963	19,067,770
Net loss per share attributable to common stockholders:
Basic	$(0.41)	$(0.06)	$(0.75)	$(0.23)
Diluted	$(0.41)	$(0.17)	$(0.75)	$(0.34)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	June 30,
	2015	2014
Options to purchase Common Stock	5,898,597	3,897,249
Warrants to purchase Common Stock	5,703,242	5,288,325
Series A Convertible Preferred Stock	63,125	63,125
	11,664,964	9,248,699

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements at
	June 30, 2015
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$41,057,557	$—	$—	$41,057,557
Total Assets	$41,057,557	$—	$—	$41,057,557
Liabilities:
Derivative liabilities related to warrants	$—	$—	$7,693,138	$7,693,138
Total Liabilities	$—	$—	$7,693,138	$7,693,138

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$27,123,587	$—	$—	$27,123,587
Total Assets	$27,123,587	$—	$—	$27,123,587
Liabilities:
Derivative liabilities related to warrants	—	$—	$3,006,021	$3,006,021
Total Liabilities	$—	$—	$3,006,021	$3,006,021

(1) Included as a component of cash and cash equivalents on the accompanying condensed consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2015:

Description	Balance at December 31, 2014	Fair Value of Warrants Reclassified to Additional Paid in Capital	Unrealized Loss	Balance at June 30, 2015
Derivative liabilities related to Warrants	$3,006,021	$(435,365)	$5,122,482	$7,693,138

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

4. Property and Equipment

Property and equipment consist of the following:

	As of June 30,	As of December 31,
	2015	2014
Furniture and office equipment	$455,169	$365,955
Leasehold Improvements	39,401	39,401
Laboratory equipment	1,528,515	968,901
	2,023,085	1,374,257
Less—accumulated depreciation and amortization	(644,144)	(533,870)
Property and equipment, net	$1,378,941	$840,387

5. Debt

Equipment Line of Credit

In June 2013, the Company entered into a Loan and Security Agreement (“Equipment Line of Credit”) with Silicon Valley Bank that provided for cash borrowings for equipment of up to $1.0 million, secured by the equipment financed. Under the terms of the agreement, interest was the greater of 5% or 4.6% above the U.S. Treasury Note as of the date of each borrowing. Interest only payments were due on borrowings through December 31, 2013, with both interest and principal payments commencing in January 2014. Any equipment advances after December 31, 2013 were subject to principal and interest payments immediately over a 30-month period following the advance. In June 2014, the equipment loan was paid in full, the Company had no further obligations thereunder, and the bank released its security interest in such assets.

The Company recorded approximately $61,000 in interest expense related to the Equipment Line of Credit during the six months ended June 30, 2014.

Loan and Security Agreement

In June 2014, the Company entered into a $15,000,000 loan and security agreement (“Agreement”) under which the lenders provided the Company a term loan, which was funded at closing. The interest rate is 7.07% per annum. Under the Agreement, the Company makes interest only payments on the outstanding amount of the loan on a monthly basis through July 2015, after which equal monthly payments of principal and interest are due until the loan maturity date of July 1, 2018. Included in the Agreement was a provision to extend the interest only payment to February 1, 2016 upon the Company’s receipt of unrestricted net cash proceeds from the sale of equity securities of not less than $30 million by June 30, 2015. In June 2015, the Company entered into an amendment to the Agreement (“Amendment”), which reduced the amount of unrestricted net cash proceeds to not less than $21 million from the sale of equity securities to qualify for an interest extension. The Company met the conditions in the Amendment related to the interest extension, as a result, the interest only payments that were to expire on August 1, 2015 have been extended for six months to February 1, 2016, when both interest and principal payments will commence. The loan is secured by a security interest in all of the Company’s assets except intellectual property, which is subject to a negative pledge. In connection with the loan, the lenders received a warrant to purchase an aggregate 85,470 shares of the Company’s common stock at an exercise price of $3.51 per share exercisable for ten years from the date of issuance. The original value of the warrants, totaling $235,857, was recorded as debt discount and additional paid-in capital as the warrants were equity classified. As of June 30, 2015, a warrant to purchase 42,735 shares of common stock remains outstanding.

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

The Company is also subject to certain affirmative and negative covenants under the Agreement, including limitations on its ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of any equipment financed by loans under the loan agreement; create, incur, assume, guarantee or be liable with respect to indebtedness, subject to certain exceptions; grant liens on any equipment financed under the loan agreement; and make or permit any payment on specified subordinated debt. In addition, under the Agreement, subject to certain exceptions, the Company is required to maintain with the lender its primary operating, other deposit and securities accounts. Furthermore, under the amendment to the Agreement, the Company is required to be in compliance with healthcare laws and regulations and terms and conditions of healthcare permits. The Company was in compliance with all covenants as of June 30, 2015.

As of June 30, 2015, amounts due under the Agreement include $2,320,084 in current liabilities and $12,881,673 in long-term liabilities. The Company recorded $780,341 in interest expense related to the Agreement during the six months ended June 30, 2015.

Future minimum principal payments under the loan and security agreement are as follows:

June 30,
2015	$—
2016	5,195,650
2017	6,064,315
2018	3,740,035
Total long-term obligations	$15,000,000

6. Derivative Financial Instruments — Warrants

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Contracts in Entity’s Own Equity, Trovagene determined that certain warrants issued in connection with the execution of certain equity financings must be recorded as derivative liabilities. In accordance with ASC Topic 815-40, the warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant change in fair value is being recorded in the Company’s statement of operations. The Company estimates the fair value of these warrants using the Black-Scholes option pricing model.

The range of assumptions used to determine the fair value of the warrants valued using the Black-Scholes option pricing model during the periods indicated was:

	Six Months Ended June 30,
	2015	2014
Estimated fair value of Trovagene common stock	$6.81-10.15	$3.50-5.73
Expected warrant term	3.5-3.8 years	4.5-4.8 years
Risk-free interest rate	0.89-1.01%	1.62-1.73%
Expected volatility	75-77%	74-83%
Dividend yield	0%	0%

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

Date	Description	Warrants	Derivative Instrument Liability

December 31, 2014	Balance of derivative financial instruments liability	1,013,961	$3,006,021
	Exercised warrants	(46,666)	(435,365)
	Change in fair value of warrants during the period recognized as a loss in the condensed consolidated statement of operations	—	5,122,482
June 30, 2015	Balance of derivative financial instruments liability	967,295	$7,693,138

7. Stockholders’ Equity

Common Stock

On January 25, 2013, the Company filed a Form S-3 Registration Statement to offer and sell in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not exceeding $150,000,000. The preferred stock, warrants, and units may be convertible or exercisable or exchangeable for common stock or preferred stock or other Trovagene securities. This form was declared effective on February 4, 2013. In addition, in connection with the Form S-3, the Company entered into an agreement with Cantor Fitzgerald & Co. (“Agent”) on January 25, 2013 to issue and sell up to $30,000,000 of shares of common stock through the Agent. As payment for its services, the Agent is entitled to a 3% commission on gross proceeds.

During the six month period ended June 30, 2015, the Company issued a total of 5,956,808 shares of Common Stock. The Company received gross proceeds of approximately $23.0 million from the sale of 5,111,110 shares of its common stock through an underwritten public offering in February 2015. The Company also received gross proceeds of approximately $2.8 million from the sale of 285,421 shares of its common stock at a weighted average price of $9.66 under the agreement with the Agent. In addition, 170,166 shares were issued upon exercise of options for a weighted average price of $3.31, 112,975 shares were issued upon exercise of warrants for a weighted average price of $4.29, and 277,136 shares were issued upon net exercise of 449,403 warrants at a weighted average exercise price of $3.05.

Stock Options

Stock-based compensation expense related to Trovagene options have been recognized in operating results as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Included in research and development expense	$409,304	$166,019	$712,321	$355,653
Included in cost of revenue	4,641	—	14,950	—
Included in selling and marketing expense	171,049	29,989	254,114	52,670
Included in general and administrative expense	538,452	223,479	853,802	570,937
Total stock-based compensation expense	$1,123,446	$419,487	$1,835,187	$979,260

The unrecognized compensation cost related to non-vested stock options outstanding at June 30, 2015 and 2014, net of expected forfeitures, was $8,918,735 and $3,364,401, respectively, both to be recognized over a weighted-average remaining vesting period of approximately three years. The weighted average remaining contractual term of outstanding options as of June 30, 2015 was approximately eight years.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following assumptions during the following periods indicated:

	Six Months Ended June 30,
	2015	2014
Risk-free interest rate	1.60-2.15%	1.46-1.69%
Dividend yield	0%	0%
Expected volatility	75-77%	74-84%
Expected term	6.2 years	5.0 years

A summary of stock option activity and of changes in stock options outstanding under the Trovagene Stock Option Plan is presented below:

	Total Options	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2014	4,913,472	$4.66	$2,808,083
Granted	1,396,500	7.64
Exercised	(170,166)	3.31
Cancelled / Forfeited	(130,875)	5.03
Expired	(110,334)	14.43
Balance outstanding, June 30, 2015	5,898,597	5.21	29,847,486
Exercisable at June 30, 2015	2,441,739	4.39	14,183,710

The Trovagene Inc. 2014 Equity Incentive Plan (the “2014 EIP”) authorizing up to 2,500,000 shares of common stock for issuance under the Plan was approved by the Board of Directors in June 2014 and approved by the Shareholders at the September 17, 2014 Annual Shareholders’ Meeting. An additional 2,500,000 shares of common stock for issuance was authorized by the Board of Directors in June 2015 and approved by the Shareholders at June 10, 2015 Annual Shareholders’ Meeting. As of June 30, 2015 there were 2,563,332 shares available for issuance under the 2014 EIP.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications is presented below:

	Total Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2014	6,265,620	$3.85	3.57
Exercised	(562,378)	3.30
Balance outstanding, June 30, 2015	5,703,242	3.90	3.01

8. Commitments and Contingencies

Executive and Consulting Agreements

The Company has longer-term contractual commitments with various consultants and employees, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The executive agreements with the CEO, CFO and Chief Commercial Officer (“CCO”) provide for severance payments. The executive agreement with the CEO also provides for a bonus payment in cash or stock upon the earlier of meeting certain trading volumes and market price of Trovagene’s common stock for a minimum period of ninety days or in the event of a change in control where the Company’s per share enterprise value equal or exceeds $7.50.  If the market price and volume target is realized, the bonus is approximately $3.5 million.  If a change of control occurs at the targeted enterprise values, the bonus is equal to 4% of the enterprise value.

Lease Agreement

The Company currently leases approximately 13,000 square feet of office space at a monthly rental rate of approximately $30,000. On June 11, 2015, the Company entered into an amendment to the lease agreement which will expand the square footage of its office space to approximately 22,600 square feet at a monthly rental rate of approximately $60,000. The new lease will expire on December 31, 2021.

The new monthly rental rate will not be effective until the Company commences business operations in the expanded premises.

Research and Development Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. Included in research and development expense, the Company has recorded approximately $423,000 for the six months ended June 30, 2015 relating to services provided by the collaborators in connection with these agreements.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of human diagnostics. License fees are generally calculated as a percentage of product revenues, with rates that vary by agreement. To date, payments have not been material.

9. Subsequent Events

Public Offering

On July 22, 2015, the Company closed an underwritten public offering of 4,600,000 shares of its common stock, which includes 600,000 shares that were issued upon the full exercise by the underwriters of their overallotment option. The offering price was $8.75 per share and net proceeds to the Company were approximately $37.4 million.

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

We are leveraging our proprietary molecular diagnostic technology for the detection of cell-free DNA originating from diseased cell death and that can be isolated and detected from urine, blood, and tissue samples to improve disease management.

These genetic materials are also collectively referred to as “cell-free nucleic acids”, which result when cells in the body die and release their DNA contents into the bloodstream. The circulating fragments of genetic material are eventually filtered through the kidneys and therefore, can be detected and measured in urine. Cell-free nucleic acids can be used as genetic markers of disease. As such, the contents of urine or blood samples represent systemic liquid biopsies that can allow for simple, non-invasive or minimally-invasive sample collection methods. Circulating tumor DNA (“ctDNA”) is a subtype of cell-free DNA, and represents the mutant cell-free DNA that we use to detect and monitor cancer.

Our fundamental ctDNA diagnostic platform, also known as our Precision Cancer MonitoringSM, (“PCM”) platform is protected by a strong intellectual property portfolio. We have developed significant intellectual property around cell-free nucleic acids in urine, the extraction of cell-free nucleic acids from urine, as well as novel assay designs, particularly our proprietary non-naturally occurring primers. Through this proprietary technology, we believe that we are at the forefront of a shift in the way diagnostic medicine is practiced, using simple, non-invasive or minimally invasive sampling and analysis of nucleic acids, which we believe will ultimately lead to more effective treatment monitoring, better management of serious illnesses such as cancer, and the ability to detect the recurrence of cancer earlier. As of June 30, 2015, our intellectual property portfolio consists of over 60 issued patents worldwide and over 55 pending patent applications globally. Our patent estate includes intellectual property for the detection of cell-free nucleic acids that pass through the kidney into the urine, as well as their application in specific disease areas, including oncology, infectious disease, transplantation, and prenatal genetics.

We believe that our proprietary PCM platform is uniquely positioned to address a high unmet clinical need in field of oncology. Our PCM platform is designed to offer improved cancer monitoring by tracking and analyzing levels of cell-free DNA from either urine or blood samples, and is intended to provide important clinical information beyond the current standard of care. Using urine as a sample, our cancer monitoring technology enables more frequent, non-invasive monitoring of oncogene mutation status, disease progression and disease recurrence. Our research and development efforts were made commercially feasible following improved next-generation sequencing (“NGS”) technologies which are now available at a significantly lower cost. This combined with our extensive patent portfolio around cell-free DNA in urine gives us a competitive advantage to leverage an emerging trend toward monitoring cancer using ctDNA as a marker of disease status. Our proprietary sample preparation process forms the basis of our PCM platform. It includes novel technology for the extraction and isolation of ctDNA from either a urine or blood sample, proprietary non-naturally occurring primers to enrich the sample for mutant alleles, and the ability to detect nucleic acids of interest using one of several leading gene sequencing technologies such as NGS or droplet digital Polymerase Chain Reaction. We believe that our quantitative ctDNA detection and monitoring platform offers industry leading sensitivity, featuring single nucleic acid molecule detection.

Our PCM platform is poised to overcome a significant clinical dilemma in the area of cancer treatment. Recent scientific evidence supports the molecular basis of cancer, and has resulted in a paradigm shift in the way cancer is treated. Researchers and clinicians are now focused on specific oncogene mutations that are believed to be the molecular drivers of cancer, and, as a result, there is a trend in the pharmaceutical research community toward developing targeted therapies. As such, there is a need for oncologists to have an ability to track the mutational status of their patients, including a given patient’s response to treatments that are designed to target driver oncogene mutations. Current monitoring tools such as imaging procedures, tissue biopsy, and circulating tumor cells are insufficient to meet the challenge of monitoring oncogene mutations. Cancer imaging provides a rough indication of tumor size, but provides no information to oncologists regarding mutational status which is important for the use of molecular targeted therapies. Tissue biopsy usually involves a major surgical procedure and, in many cases, is not repeatable as there are limitations related to tissue access for serial biopsies. In some cases, biopsies may not be feasible, significantly increasing the need to determine mutational status using an alternative method. In addition, tumor heterogeneity is important, as the surgeon may not obtain the proper tissue from the tumor sample. With circulating tumor cells, which are typically measured using blood tests, sensitivity is low, and such tests are technically difficult and can be expensive.

While an improvement over chemotherapy in many cases, targeted drug therapies are not without issues, such as their high cost and potential side effects. In order to measure effectiveness of these therapies, repeated monitoring is needed and imaging and serial biopsies have their challenges or may not be optimal. If resistance develops to a targeted cancer therapy, fast and accurate detection of emerging or changing oncogene mutation status has potential to provide critical information early. Our PCM platform provides a novel solution for early detection of cancer progression using urine, a non-invasive, plentiful sample source. We continue to generate positive data supporting the clinical utility of our technology to monitor cancer using ctDNA.

Our accumulated deficit through June 30, 2015 is $98,758,444. To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities and expand commercial operations. During 2015, we have advanced our business with the following activities:

•            We entered into a clinical collaboration with Memorial Sloan Kettering Cancer Center to monitor response to immunotherapy in melanoma patients using our PCM platform.

•            We launched “Yellow Is The New Red” marketing campaign for our PCM service at the 2015 American Society of Clinical Oncology Annual Meeting. The campaign is centered on our Clinical Experience Program, in which qualified oncologists can gain hands on clinical experience with the Company’s proprietary urinary liquid biopsy tests.

•            We completed an underwritten public offering of 5,111,110 shares of common stock with net proceeds of approximately $21.3 million in February 2015.

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

•            Two sets of clinical study results were presented at the 2015 Gastrointestinal Cancer Symposium supporting the potential utility of our PCM platform in colorectal and pancreatic cancer patients. Results demonstrated the ability of our PCM platform to detect and quantitate KRAS mutations at diagnosis and longitudinally in ctDNA obtained from colorectal and pancreatic cancer patients. We also showed data demonstrating that our proprietary KRAS assay may allow physicians to determine mutational status, monitor treatment response, and use genomics to aid in predicting patient prognosis.

•            Clinical study results were presented by Hatim Husain, M.D., from the University of California, San Diego Moores Cancer Center at the 2015 European Lung Cancer Conference. In that study, our urinary ctDNA assay identified 100% of tissue biopsy confirmed EGFR T790M mutations (n=10) in metastatic lung cancer patients. Our assay also detected T790M mutations in three subjects that Dr. Husain speculated may have been tissue biopsy false negatives. In addition, data from the study suggest that our assay may be capable of detecting cancer progression earlier than standard imaging and may be useful in determining patient response to novel EGFR T790M inhibitors.

•            Two sets of clinical study results and one set of analytical data were presented at the 2015 American Association for Cancer Research (“AACR”) Annual Meeting that demonstrated potential clinical utilities and advantages of our PCM platform. Our liquid biopsy technology features single molecule sensitivity and the ability to obtain significantly more ctDNA from urine samples vs. plasma.

•            Clinical results from the PREDICTORS 4 trial were presented by Jack Cuzick, Ph.D., Director, Wolfson Institute of Preventive Medicine and Head, Centre for Cancer Prevention at Queen Mary University of London at the European Research Organization on Genital Infection and Neoplasia (“EUROGIN”) 2015 Congress. Based on our analysis of more than 500 samples, the results showed high sensitivity (>90%) for our non-invasive, urine-based HPV assay for the detection of high-risk human papillomavirus (“HPV”) types and cervical intraepithelial neoplasia (“CIN”) Grade 2 or higher lesions.

•            Clinical data from four studies utilizing its Precision Cancer Monitoring℠ platform were presented at the 2015 American Society of Clinical Oncology Annual Meeting in Chicago, IL. Results demonstrated that our PCM technology offers advantages over tissue biopsy and demonstrates ability to monitor tumor dynamics in lung, pancreatic, and colon cancers.

Our product development and commercialization efforts are in their early stages, and we cannot make estimates of the costs or the time our development efforts will take to complete, or the timing and amount of revenues related to the sale of our tests or our diagnostic services and revenues related to our license agreements. The risk of completion of any program is high because of the many uncertainties involved in bringing new diagnostic products to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols and/or CLIA requirements, extended regulatory approval and review cycles, our ability to raise additional capital, the nature and timing of research and development expenses, and competing technologies being developed by organizations with significantly greater resources.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2015.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 and 2014

Revenues

Our total revenues were $49,346 and $55,628 for the three months ended June 30, 2015 and 2014, respectively. The components of our revenues were as follows:

	Three Months Ended June 30,
	2015	2014	Increase (Decrease)
Royalty income	$46,826	$45,628	$1,198
License fees	—	10,000	(10,000)
Diagnostic service revenue	2,520	—	2,520
Total revenues	$49,346	$55,628	$(6,282)

The $1,198 increase in royalty income related primarily to receipts of payments in excess of minimum royalties. Diagnostic service revenue is recognized when payment is received for the test results. There was no diagnostic service revenue for the three months ended June 30, 2014 as no payments were received.

The $10,000 license fee earned during three months ended June 30, 2014 was related to a licensing agreement signed in the second quarter of 2014. There were no license fees earned during the three months ended June 30, 2015

We expect our royalty income to fluctuate as the royalties are based on the minimum royalty payments as well as the timing of when payments are received for royalties in excess of minimum royalties. Milestone and license fee revenue is difficult to predict and can vary significantly from period to period. In addition, we expect our diagnostic service revenue to increase in future periods, but as the revenue recognition is based on cash receipts, the timing of these revenues is also uncertain.

Cost of Revenues

Our total cost of revenues was $80,030 for the three months ended June 30, 2015, compared to no cost of revenues in the same period of 2014. Cost of revenues relates to the costs of our diagnostic service revenues. The costs are recognized at the completion of testing. Due to revenue being recognized when cash is received, costs incurred in one period may relate to revenue recognized in a later period. Gross margins are negative as we begin to build test volume to cover costs associated with running our diagnostic tests as well as inefficiencies in realizing capacity related issues. No tests were completed during the three months ended June 30, 2014.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended June 30,
	2015	2014	Increase (Decrease)
Salaries and staff costs	$852,178	$637,122	$215,056
Stock-based compensation	409,304	166,019	243,285
Outside services, consultants and lab supplies	1,136,879	409,926	726,953
Facilities	209,981	145,874	64,107
Travel and scientific conferences	59,993	25,482	34,511
Other	15,822	12,750	3,072
Total research and development	$2,684,157	$1,397,173	$1,286,984

Research and development expenses increased by $1,286,984 to $2,684,157 for the three months ended June 30, 2015 from $1,397,173 for the same period in 2014. Our costs have increased as a result of the number of samples processed and validated in connection with our clinical collaborations. We utilize our clinical collaborations to provide data that summarizes the accuracy of our tests to detect certain types of cancer in urine samples. We also enter into clinical studies to provide data that supports our technology for the monitoring of responsiveness to therapy and the status of diseases. For the three months ended June 30, 2015 we were a party to over twenty-five active collaborations or studies, while in the same period of June 30, 2014 we were a party to seventeen collaborations or studies. As a result of these collaborations, we increased the average number of our internal research and development personnel from sixteen to twenty, and purchased additional laboratory equipment, lab supplies and clinical samples. We expect research and development expenses to increase as we enter into additional collaborations.

Selling and Marketing Expenses

Selling and marketing expenses consisted of the following:

	Three Months Ended June 30,
	2015	2014	Increase/(Decrease)
Salaries and staff costs	$777,238	$284,223	$493,015
Stock-based compensation	171,049	29,989	141,060
Outside services and consultants	285,250	110,340	174,910
Facilities	80,507	26,486	54,021
Trade shows, conferences and marketing	443,801	88,717	355,084
Travel	139,381	49,186	90,195
Other	18,624	873	17,751
Total sales and marketing	$1,915,850	$589,814	$1,326,036

Selling and marketing expenses increased by $1,326,036 to $1,915,850 for the three months ended June 30, 2015 from $589,814 for the same period in 2014. During the three months ended June 30, 2015 we increased costs primarily as a result of our targeted marketing efforts which included advertising, articles published in electronic newsletters and interviews with key opinion leaders in our field. In addition, our clinical experience program, where we offer new clinicians a series of tests for no charge, are included in marketing expenses. We expect our selling and marketing expenses to increase as a result of the new headcount additions made to our commercial team in the three months ended June 30, 2015, and the initiation of new marketing campaigns.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended June 30,
	2015	2014	Increase/(Decrease)
Salaries and staff costs	$334,810	$219,909	$114,901
Board of Directors’ fees	115,204	82,751	32,453
Stock-based compensation	538,452	223,479	314,973
Outside services and consultants	531,353	293,261	238,092
Legal and accounting fees	262,226	322,671	(60,445)
Facilities and insurance	99,154	61,603	37,551
Travel	24,183	64,927	(40,744)
Fees, licenses, taxes and other	96,134	41,638	54,496
Total general and administrative	$2,001,516	$1,310,239	$691,277

General and administrative expenses increased by $691,277 to $2,001,516 for the three months ended June 30, 2015, from $1,310,239 for the same period in 2014. The significant components of the increase were primarily due to the increase of salaries and staff costs, stock-based compensation, and outside services and consultants. We increased our overall headcount from four to six to support the growth in our research, development and sales and marketing organizations. Stock-based compensation, a non-cash expense, will fluctuate based on the timing and amount of options granted, as well as the fair value of the options at the time of grant or remeasurement. The increase of outside services and consultants is primarily a result of an increase in investor relations activities as our investor base grows, as well as increased services related to information technology and human resources to support our overall headcount growth. We expect our general and administrative costs to increase to support the growth of our sales and marketing organization and from the additional costs we will incur in the billing and collection of revenues from the sales of our diagnostic tests.

Change in Fair Value of Derivative Instruments - Warrants

We have issued securities that are accounted for as derivative liabilities. As of June 30, 2015, the derivative liabilities related to securities issued were revalued to $7,693,138, resulting in an increase in value of $2,740,389 from March 31, 2015, based primarily upon the increase in our stock price from $6.81 at March 31, 2015 to $10.15 at June 30, 2015 as well as the changes in the expected term and risk free interest rates for the expected term, offset by fair value of warrants reclassified from the liability to additional paid in capital upon exercise of warrants. The increase in value was recorded as a loss from the change in fair value of derivative liabilities in the condensed consolidated statement of operations.

Net Loss

Net loss and per share amounts were as follows:

	Three Months Ended June 30,
	2015	2014	Increase (Decrease)
Net loss attributable to common shareholders	$(10,186,094)	$(1,078,776)	$9,107,318
Net loss per common share — basic	$(0.41)	$(0.06)	$0.35
Net loss per common share — diluted	$(0.41)	$(0.17)	$0.24

Weighted average shares outstanding — basic	24,592,883	18,902,782	5,690,101
Weighted average shares outstanding — diluted	24,592,883	19,232,759	5,360,124

The $9,107,318 increase in net loss attributable to common shareholders and $0.35 increase in basic net loss per share in 2015 compared to 2014 reflected a slight decrease in revenues, as well as increases in operating expenses, interest expense, and the loss from the change in fair value in derivative liabilities, compared to the same period in the prior year. Basic net loss per share in 2015 was also impacted by the increase in basic weighted average shares outstanding resulting from the sale and issuance of approximately 5.4 million shares of common stock resulting from the sales of stock, as well as the issuance of approximately 573,000 shares of common stock from the exercise of stock options and warrants.

Six Months Ended June 30, 2015 and 2014

Revenues

Our total revenues were $176,316 and $166,581 for the six months ended June 30, 2015 and 2014, respectively. The components of our revenues were as follows:

	Six Months Ended June 30,
	2015	2014	Increase (Decrease)
Royalty income	$171,630	$156,581	$15,049
License fees	—	10,000	(10,000)
Diagnostic service revenue	4,686	—	4,686
Total revenues	$176,316	$166,581	$9,735

The $15,049 increase in royalty income related primarily to receipts of payments in excess of minimum royalties. Diagnostic service revenue is recognized when payment is received for the test results. There was no diagnostic service revenue for the six months ended June 30, 2014 as no payments were received.

The $10,000 license fee earned during six months ended June 30, 2014 was related to a licensing agreement signed in the second quarter of 2014. There were no license fees earned during the six months ended June 30, 2015.

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

Cost of Revenues

Our total cost of revenues was $256,455 for the six months ended June 30, 2015, compared to no cost of revenues in the same period of 2014. Cost of revenues relates to the costs of our diagnostic service revenues. The costs are recognized at the completion of testing. Due to revenue being recognized when cash is received, costs incurred in one period may relate to revenue recognized in a later period. Gross margins are negative as we begin to build test volume to cover costs associated with running our diagnostic tests as well as inefficiencies in realizing capacity related issues. No tests were completed during the six months ended June 30, 2014.

Research and Development Expenses

Research and development expenses consisted of the following:

	Six Months Ended June 30,
	2015	2014	Increase (Decrease)
Salaries and staff costs	$1,642,120	$1,180,913	$461,207
Stock-based compensation	712,321	355,653	356,668
Outside services, consultants and lab supplies	2,045,076	961,176	1,083,900
Facilities	358,333	276,616	81,717
Travel and scientific conferences	96,082	44,346	51,736
Other	18,884	20,990	(2,106)
Total research and development	$4,881,816	$2,839,694	$2,042,122

Research and development expenses increased by $2,042,122 to $4,881,816 for the six months ended June 30, 2015 from $2,839,694 for the same period in 2014. Our costs have increased as a result of the number of samples processed and validated in connection with our clinical collaborations. We utilize our clinical collaborations to provide data that summarizes the accuracy of our tests to detect certain types of cancer in urine samples. We also enter into clinical studies to provide data that supports our technology for the monitoring of responsiveness to therapy and the status of diseases. For the six months ended June 30, 2015 we were a party to over twenty-five active collaborations or studies, while in the same period of June 30, 2014 we were a party to seventeen collaborations or studies. As a result of these collaborations, we increased the average number of our internal research and development personnel from fifteen to seventeen, and purchased additional laboratory equipment, lab supplies and clinical samples. We expect research and development expenses to increase as we enter into additional collaborations.

Selling and Marketing Expenses

Selling and marketing expenses consisted of the following:

	Six Months Ended June 30,
	2015	2014	Increase/(Decrease)
Salaries and staff costs	$1,077,368	$602,741	$474,627
Stock-based compensation	254,114	52,670	201,444
Outside services and consultants	435,930	216,348	219,582
Facilities	139,488	54,554	84,934
Trade shows, conferences and marketing	573,736	153,916	419,820
Travel	173,236	78,063	95,173
Other	56,631	1,112	55,519
Total sales and marketing	$2,710,503	$1,159,404	$1,551,099

Selling and marketing expenses increased by $1,551,099 to $2,710,503 for the six months ended June 30, 2015 from $1,159,404 for the same period in 2014. During the six months ended June 30, 2015 we increased costs primarily as a result of our targeted marketing efforts which included advertising, articles published in electronic newsletters and interviews with key opinion leaders in our field. In addition, we had increased participation in our clinical experience program, where we offer new clinicians a series of tests for no charge, and the costs for the completion of these tests are included in marketing expenses.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Six Months Ended June 30,
	2015	2014	Increase/(Decrease)
Salaries and staff costs	$621,554	$395,636	$225,918
Board of Directors’ fees	231,211	148,124	83,087
Stock-based compensation	853,802	570,937	282,865
Outside services and consultants	1,080,832	647,183	433,649
Legal and accounting fees	568,789	526,524	42,265
Facilities and insurance	213,395	120,836	92,559
Travel	109,635	124,192	(14,557)
Fees, licenses, taxes and other	128,283	135,287	(7,004)
Total general and administrative	$3,807,501	$2,668,719	$1,138,782

General and administrative expenses increased by $1,138,782 to $3,807,501 for the six months ended June 30, 2015, from $2,668,719 for the same period in 2014. The significant components of the increase were primarily due to the increase of salaries and staff costs, stock-based compensation, and outside services and consultants. We increased our overall headcount from three to five to support the growth in our research, development and sales and marketing organizations. Stock-based compensation, a non-cash expense, will fluctuate based on the timing and amount of options granted, as well as the fair value of the options at the time of grant or remeasurement. The increase of outside services and consultants is primarily a result of an increase in investor relations activities as our investor base grows, as well as increased services related to information technology and human resources to support our overall headcount growth. We expect our general and administrative costs to increase to support the growth of our sales and marketing organization and from the additional costs we will incur in the billing and collection of revenues from the sales of our diagnostic tests.

Change in Fair Value of Derivative Instruments - Warrants

We have issued securities that are accounted for as derivative liabilities. As of June 30, 2015, the derivative liabilities related to securities issued were revalued to $7,693,138, resulting in an increase in value of $4,687,117 from December 31, 2014, based primarily upon the increase in our stock price from $4.30 at December 31, 2014 to $10.15 at June 30, 2015 as well as the changes in the expected term and risk free interest rates for the expected term, offset by fair value of warrants reclassified from the liability to additional paid in capital upon exercise of warrants. The increase in value was recorded as a loss from the change in fair value of derivative liabilities in the condensed consolidated statement of operations.

Net Loss

Net loss and per share amounts were as follows:

	Six Months Ended June 30,
	2015	2014	Increase (Decrease)
Net loss attributable to common shareholders	$(17,366,535)	$(4,277,782)	$13,088,753
Net loss per common share — basic	$(0.75)	$(0.23)	$0.52
Net loss per common share — diluted	$(0.75)	$(0.34)	$0.41

Weighted average shares outstanding — basic	23,212,963	18,902,782	4,310,181
Weighted average shares outstanding — diluted	23,212,963	19,067,770	4,145,193

The $13,088,753 increase in net loss attributable to common shareholders and $0.52 increase in basic net loss per share in 2015 compared to 2014 reflected a slight increase in revenues, offset by an increase in operating expenses, interest expense, and the loss from the change in fair value in derivative liabilities, compared to the same period in the prior year. Basic net loss per share in 2015 was also impacted by the increase in basic weighted average shares outstanding resulting from the sale and issuance of approximately 5.4 million shares of common stock resulting from the sales of stock, as well as the issuance of approximately 573,000 shares of common stock from the exercise of stock options and warrants.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, we had $41,293,784 in cash and cash equivalents. Net cash used in operating activities for the six months ended June 30, 2015 was $10,177,419, compared to $5,452,145 for the six months ended June 30, 2014. Our use of cash was primarily a result of the net loss of $17,354,415 for the six months ended June 30, 2015, adjusted for non-cash items related to stock-based compensation of $1,835,187, amortization of debt costs of $193,066, accretion of discount on debt of $57,026, depreciation and amortization of $152,979, and the loss from the change in fair value of derivatives of $5,122,482. The changes in our operating assets and liabilities consisted of higher accounts payable and accrued expenses, an increase in prepaid expenses and other assets, and an increase in accounts receivable. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Investing activities consisted of net purchases for capital equipment that used $687,965 in cash during the six months ended June 30, 2015, compared to $133,658 for the same period in 2014.

Net cash provided by financing activities was $24,865,370 during the six months ended June 30, 2015, compared to $14,422,759 in 2014. Financing activities during the six months ended June 30, 2015 related primarily to the sale of our common stock in an underwritten public offering. Financing activities during the same period of the prior year consisted of net borrowings under debt agreements.

As of June 30, 2015, and December 31, 2014, we had working capital of $36,951,864 and $23,231,596, respectively. On July 22, 2015, we closed an underwritten public offering of 4,600,000 shares of our common stock. The offering price was $8.75 per share and net proceeds to us were approximately $37.4 million. As of July 31, 2015, our working capital was $73,007,873.

Our working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of our research and development programs and ramp up of our sales and marketing function. To date, our sources of cash have been primarily limited to the sale of equity securities and debentures and a venture capital loan. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are unable to raise additional capital when required or on acceptable terms, we may have to (i) significantly delay, scale back or discontinue the development and/or commercialization of one or more of product candidates; (ii) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (iii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms.

Public Offering and Controlled Equity Offering

On January 15, 2013 we filed a Form S-3 Registration Statement to offer and sell in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not exceeding $150,000,000. The preferred stock, warrants, and units may be convertible or exercisable or exchangeable for common stock or preferred stock or other securities. This form was declared effective on February 4, 2013. In addition, in connection with the Form S-3, we entered into an agreement with Cantor Fitzgerald & Co. (“Agent”) on January 25, 2013 to issue and sell up to $30,000,000 of shares of common stock through the Agent. As payment for their services, the Agent is entitled to a 3% commission on gross proceeds.

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

Effects of Inflation

We do not believe that inflation and changing prices during the six months ended June 30, 2015 had a significant impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except for the following risk factors, there have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2014.

We are a development stage company and we may never earn a profit.

We are a development stage company and have incurred losses since we were formed. As of June 30, 2015 and December 31, 2014, we have an accumulated total deficit of approximately $98.8 million and $81.4 million, respectively. For the six months ended June 30, 2015 and the fiscal year ended December 31, 2014, we had a net loss and comprehensive loss attributable to common stockholders of approximately $17.4 million and $14.3 million, respectively. To date, we have experienced negative cash flow from development of our cell-free molecular diagnostic technology. Revenue generated from operations is largely due to licensing, milestone and royalty income. We also generated an immaterial amount of revenue from fees for diagnostic services during the six months ended June 30, 2015. However, we expect to incur substantial net losses for the foreseeable future to further develop and commercialize our cell-free molecular diagnostic technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from our cell-free molecular diagnostic technology or attain profitability, we will not be able to sustain operations.

Because of the numerous risks and uncertainties associated with further development and commercialization of our cell-free molecular diagnostic technology and any future tests, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We may never become profitable and you may never receive a return on an investment in our common stock. An investor in our common stock must carefully consider the substantial challenges, risks and uncertainties inherent in the development and commercialization of tests in the medical diagnostic industry. We may never successfully commercialize our cell-free molecular diagnostic technology or any future tests, and our business may fail.

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

Market acceptance, sales of products based upon our cell-free molecular diagnostic technology, and our profitability may depend on reimbursement policies and health care reform measures. Several entities conduct technology assessments of medical tests and devices and provide the results of their assessments for informational purposes to other parties. These assessments may be used by third-party payors and health care providers as grounds to deny coverage for a test or procedure. The levels at which government authorities and third-party payors, such as private health insurers and health maintenance organizations, may reimburse the price patients pay for such products could affect whether we are able to commercialize our products. Our product candidates may receive negative assessments that may impact our ability to receive reimbursement of the test. Since each payor makes its own decision as to whether to establish a policy to reimburse our test, seeking these approvals may be a time-consuming and costly process. We cannot be sure that reimbursement in the U.S. or elsewhere will be available for any of our products in the future. If reimbursement is not available or is limited, we may not be able to commercialize our products.

If we are unable to obtain reimbursement approval from commercial third-party payors and Medicare and Medicaid programs for our product candidates, or if the amount reimbursed is inadequate, our ability to generate revenues could be limited. During the quarter ended March 31, 2015, we generated minimal revenue from reimbursement from commercial third-party payors for our diagnostic services. However, this may not continue due to the reasons discussed above, and insurers may withdraw their coverage policies or cancel their contracts with us at any time, stop paying for our test or reduce the payment rate for our test, which would reduce our revenue. Moreover, we may depend upon a limited number of third-party payors for a significant portion of our test revenues and if these or other third-party payors stop providing reimbursement or decrease the amount of reimbursement for our test, our revenues could decline.

Our business could be adversely impacted by adoption of new coding for molecular genetic tests.

Reimbursement for our diagnostic services, through the use of our LDTs, is currently available under the current procedural terminology codes, or CPT codes. If we decide to market our products as a diagnostic kit rather than a LDT, our products would be subject to FDA regulation as a medical device. If our diagnostic kit were commercially available today, reimbursement would be available under the CPT codes for molecular-based testing. The American Medical Association CPT® Editorial Panel is continuing its process of establishing analyte specific billing codes to replace codes that describe procedures used in performing molecular testing. The adoption of analyte specific codes will allow payers to better determine tests being performed. This could lead to limited coverage decisions or payment denials.

The commercial success of our product candidates will depend upon the degree of market acceptance of these products among physicians, patients, health care payors and the medical community and on our ability to successfully market our product candidates.

We are in the early stages of commercializing our cell-free molecular diagnostic technology as an LDT. However, the use of our cell-free molecular diagnostic technology has never been commercialized for any specific indication. Even if approved for sale by the appropriate regulatory authorities, physicians may not order diagnostic tests based upon our cell-free molecular diagnostic technology, in which event we may be unable to generate significant revenue or become profitable. Acceptance of our cell-free molecular diagnostic technology will depend on a number of factors including:

•                  acceptance of products based upon our cell-free molecular diagnostic technology by physicians and patients;

•                  successful integration into clinical practice;

•                  adequate reimbursement by third parties;

•                  cost effectiveness;

•                  potential advantages over alternative treatments; and

•                  relative convenience and ease of administration.

We will need to make leading physicians aware of the benefits of tests using our technology through published papers, presentations at scientific conferences and favorable results from our clinical studies. In addition, we will need to gain support from thought leaders who believe that testing a urine specimen for these molecular markers will provide superior performance. Ideally, we will need these individuals to publish support papers and articles which will be necessary to gain acceptance of our products. There is no guarantee that we will be able to obtain this support. Our failure to be successful in these efforts would make it difficult for us to convince medical practitioners to order cell-free molecular diagnostic tests for their patients and consequently our revenue and profitability will be limited.

We currently have limited experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

We have limited experience in marketing products. We intend to continue to develop our in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other molecular diagnostic companies to recruit, hire, train and retain marketing and sales personnel.

If we are unable to further grow our internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our product candidates or future products, however, we may not be able to establish or maintain such collaborative arrangements, or if we are able to do so, they may not have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates

The patents issued to us may not be broad enough to provide any meaningful protection one or more of our competitors may develop more effective technologies, designs or methods without infringing our intellectual property rights and one or more of our competitors may design around our proprietary technologies.

If we are not able to protect our proprietary technology, trade secrets and know-how, our competitors may use our inventions to develop competing products. We own certain patents relating to our cell-free molecular diagnostic technology. However, these patents may not protect us against our competitors, and patent litigation is very expensive. We may not have sufficient cash available to pursue any patent litigation to its conclusion because other than revenue from licensing, milestone and royalty income we currently generate only minimal revenue from our diagnostic services.

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

We are subject to the data privacy, security and breach notification requirements of HIPAA, HITECH and other data privacy and security laws, and the failure to comply with these rules, or allegations that we have failed to do so, could result in civil or criminal sanctions.

Numerous federal and state laws and regulations, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, as amended, or HITECH, govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information. As required by HIPAA, the United States Department of Health and Human Services, or HHS, has adopted standards to protect the privacy and security of this health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information and the grant of certain rights to patients with respect to such information by “covered entities.” Because of our CLIA laboratory we are a covered entity under HIPAA. We have taken actions to comply with the HIPAA privacy regulations including the creation and implementation of policies and procedures, staff training, execution of HIPAA-compliant contractual arrangements with certain service providers and various other measures. Although we believe we are in substantial compliance, ongoing implementation and oversight of these measures involves significant time, effort and expense.

In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health-related information received, maintained, or transmitted by covered entities or their business associates. Although we have taken actions in an effort to be in compliance with these security regulations, a security incident that bypasses our information security systems causing an information security breach, loss of protected health information, or PHI, or other data subject to privacy laws or a material disruption of our operational systems could have a material adverse effect on our business, along with fines. Furthermore, ongoing implementation and oversight of these security measures involves significant time, effort and expense.

Further, HITECH, as implemented in part by an omnibus final rule published in the Federal Register on January 25, 2013, further requires that patients be notified of any impermissible acquisition, access, use, or disclosure of their unsecured PHI that compromises the privacy or security of such information. HHS has established the presumption that all impermissible uses or disclosures of unsecured PHI constitute breaches unless the covered entity or business associate establishes affirmatively through a risk analysis that there is a low probability the information has been compromised. HITECH and implementing regulations specify that such notifications must be made without unreasonable delay and in no case later than 60 calendar days after discovery of the breach. Breaches affecting 500 patients or more must be reported immediately to HHS, which will post the name of the breaching entity on its public website. Furthermore, breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS of such breaches at least annually. These breach notification requirements apply not only to impermissible disclosures of unsecured PHI to outside third parties but also to impermissible internal access to or use of such PHI. All breaches also require written notice to be sent to affected individuals.

The scope of the privacy and security requirements under HIPAA was substantially expanded by HITECH, which also increased penalties for violations. Currently, violations of the HIPAA privacy, security and breach notification standards may result in civil penalties ranging from $100 to $50,000 per violation, subject to a cap of $1,500,000 in the aggregate for violations of the same standard in a single calendar year. The amount of penalty that may be assessed depends, in part, upon the culpability of the applicable covered entity or business associate in committing the violation. HITECH also authorized state attorneys general to file suit on behalf of residents of their states. Applicable courts may be able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. HITECH also mandates that the Secretary of HHS conduct periodic compliance audits of a cross-section of HIPAA covered entities and business associates. Every covered entity and business associate is subject to being audited, regardless of the entity’s compliance record.

State laws may impose more protective privacy restrictions related to health information and may afford individuals a private right of action with respect to the violation of such laws. Both state and federal laws are subject to modification or enhancement of privacy protection at any time. We are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These statutes vary and could impose additional requirements on us and more severe penalties for disclosures of health information. If we fail to comply with HIPAA, similar state laws or any new laws, including laws addressing data confidentiality, security or breach notification, we could incur substantial monetary penalties and substantial damage to our reputation.

States may also impose restrictions related to the confidentiality of personal information that is not considered PHI under HIPAA, including certain identifying information and financial information of our patients. These state laws may impose additional notification requirements in the event of a breach of such personal information. Failure to comply with such data confidentiality, security and breach notification laws may result in substantial monetary penalties.

HIPAA and HITECH also include standards for common healthcare electronic transactions and code sets, such as claims information, plan eligibility and payment information. Covered entities such as us (with our CLIA laboratory) are required to conform to such transaction set standards.

We may become subject to the Anti-Kickback Statute, Stark Law, FCA, Civil Monetary Penalties Law and may be subject to analogous provisions of applicable state laws and could face substantial penalties if we fail to comply with such laws.

There are several federal laws addressing fraud and abuse that apply to businesses that receive reimbursement from a federal health care program. There are also a number of similar state laws covering fraud and abuse with respect to, for example, private payors, self-pay and insurance. Currently, we receive a minimal amount of revenue related to reimbursement from private payors. However, we may in the future receive reimbursement from a federal health care program, or others. Accordingly, our business could become subject to federal fraud and abuse laws, such as the Anti-Kickback Statute, the Stark Law, the False Claims Act, the Civil Monetary Penalties Law and other similar laws. Moreover, we may already be subject to similar state laws. We intend to operate our business, and believe we do operate our business, in compliance with these laws. However, these laws are subject to modification and changes in interpretation, and are enforced by authorities vested with broad discretion. Federal and state enforcement entities have significantly increased their scrutiny of healthcare companies and providers which has led to investigations, prosecutions, convictions and large settlements. We continually monitor developments in this area. If these laws are interpreted in a manner contrary to our interpretation or are reinterpreted or amended, or if new legislation is enacted with respect to healthcare fraud and abuse, illegal remuneration, or similar issues, we may be required to restructure our affected operations to maintain compliance with applicable law. There can be no assurances that any such restructuring will be possible or, if possible, would not have a material adverse effect on our results of operations, financial position, or cash flows.

Anti-Kickback Statute

A federal law commonly referred to as the “Anti-Kickback Statute” prohibits the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything at less than its fair market value. The PPACA amended the intent requirement of the Anti-Kickback Statute such that a person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate the statute. Further, the PPACA now provides that claims submitted in violation of the Anti-Kickback Statute constitute false or fraudulent claims for purposes of the federal False Claims Act, or FCA, including the failure to timely return an overpayment. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to influence the purchase, lease or ordering of healthcare items and services reimbursed by a governmental health program or state Medicaid program. Some of these state prohibitions apply to remuneration for referrals of healthcare items or services reimbursed by any third-party payor, including commercial payors and self-pay patients.

Because we may accept funds from governmental health programs, we may become subject to the Anti-Kickback Statute. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, such as $25,000 per violation, and FCA liability. If in violation, we may be required to enter into a corporate integrity agreement, or CIA. Any such sanctions or obligations contained in a CIA could have a material adverse effect on our business, financial condition and results of operations.

Stark Law

Section 1877 of the Social Security Act, or the Stark Law, prohibits a physician from referring a patient to an entity for certain “designated health services” reimbursable by Medicare if the physician (or close family members) has a financial relationship with that entity, including an ownership or investment interest, a loan or debt relationship or a compensation relationship, unless an exception to the Stark Law is fully satisfied. The designated health services covered by the law include, among others, laboratory and imaging services. Some states have self-referral laws similar to the Stark Law for Medicaid claims and commercial claims.

Violation of the Stark Law may result in prohibition of payment for services rendered, a refund of any Medicare payments for services that resulted from an unlawful referral, $15,000 civil monetary penalties for specified infractions, criminal penalties, and potential exclusion from participation in government healthcare programs, and potential false claims liability. The repayment provisions in the Stark Law are not dependent on the parties having an improper intent; rather, the Stark Law is a strict liability statute and any violation is subject to repayment of all amounts arising out of tainted referrals. If physician self-referral laws are interpreted differently or if other legislative restrictions are issued, we could incur significant sanctions and loss of revenues, or we could have to change our arrangements and operations in a way that could have a material adverse effect on our business, prospects, damage to our reputation, results of operations and financial condition.

False Claims Act

The FCA prohibits providers from, among other things, (1) knowingly presenting or causing to be presented, claims for payments from the Medicare, Medicaid or other federal healthcare programs that are false or fraudulent; (2) knowingly making, using or causing to be made or used, a false record or statement to get a false or fraudulent claim paid or approved by the federal government; or (3) knowingly making, using or causing to be made or used, a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government. The “qui tam” or “whistleblower” provisions of the FCA allow private individuals to bring actions under the FCA on behalf of the government. These private parties are entitled to share in any amounts recovered by the government, and, as a result, the number of “whistleblower” lawsuits that have been filed against providers has increased significantly in recent years. Defendants found to be liable under the FCA may be required to pay three times the actual damages sustained by the government, plus civil penalties ranging between $5,500 and $11,000 for each separate false claim.

There are many potential bases for liability under the FCA. The government has used the FCA to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. The PPACA also provides that claims submitted in connection with patient referrals that result from violations of the Anti-Kickback Statute constitute false claims for the purpose of the FCA, and some courts have held that a violation of the Stark law can result in FCA liability, as well. In addition, a number of states have adopted their own false claims and whistleblower provisions whereby a private party may file a civil lawsuit in state court. We are required to provide information to our employees and certain contractors about state and federal false claims laws and whistleblower provisions and protections.

Civil Monetary Penalties Law

The Civil Monetary Penalties Law prohibits, among other things, the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person or entity knows or should know is likely to influence the beneficiary’s selection of a particular provider or supplier of items or services reimbursable by a federal or state healthcare program. This broad provision applies to many kinds of inducements or benefits provided to patients, including complimentary items, services or transportation that are of more than a nominal value. This law could affect how we have to structure our operations and activities.

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

In addition, market fluctuations, as well as general political and economic conditions could adversely affect the market price of our securities. Because we are a development stage company with no revenue from operations to date, other than licensing, milestone and royalty income and a minimal amount from our diagnostic services, you should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the foregoing.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Sixth Amendment to Standard Industrial Net Lease dated as of June 11, 2015 by and between Trovagene, Inc. and BMR-Coast 9 LP.

10.2	First Amendment to Loan and Security Agreement dated as of December 18, 2014 by and among Oxford Finance LLC, Silicon Valley Bank, Trovagene, Inc. and Etherogen, Inc.

10.3	Second Amendment to Loan and Security Agreement dated as of May 6, 2015 by and among Oxford Finance LLC, Silicon Valley Bank, Trovagene, Inc. and Etherogen, Inc.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2015 filed on August 10, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVAGENE, INC.

August 10, 2015	By:	/s/ Antonius Schuh
Antonius Schuh
Chief Executive Officer

TROVAGENE, INC.

August 10, 2015	By:	/s/ Stephen Zaniboni
Stephen Zaniboni
Chief Financial Officer