Form 10-Q
period 2015-09-30
Trovagene, Inc.
filed 2015-11-09
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

As of October 30, 2015, the issuer had 29,722,602 shares of Common Stock issued and outstanding.

TROVAGENE, INC.

TROVAGENE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	9/30/2015	12/31/2014
Assets
Current assets:
Cash and cash equivalents	$74,149,797	$27,293,798
Accounts receivable	66,967	56,694
Prepaid expenses and other assets	600,931	369,259
Total current assets	74,817,695	27,719,751
Property and equipment, net	1,842,213	840,387
Other assets	362,946	336,708
Total Assets	$77,022,854	$28,896,846

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,100,073	$747,799
Accrued expenses	2,124,080	1,841,808
Current portion of long-term debt	3,745,198	1,898,548
Total current liabilities	6,969,351	4,488,155
Long-term debt, less current portion	11,519,160	13,053,117
Derivative financial instruments	3,675,926	3,006,021
Total Liabilities	22,164,437	20,547,293

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 60,600 shares outstanding at September 30, 2015 and December 31, 2014; designated as Series A Convertible Preferred Stock with liquidation preference of $606,000 at September 30, 2015 and December 31, 2014	60	60
Common stock, $0.0001 par value, 150,000,000 shares authorized; 29,722,602 and 18,915,794 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2,972	1,891
Additional paid-in capital	156,355,718	89,739,511
Accumulated deficit	(101,500,333)	(81,391,909)
Total stockholders’ equity	54,858,417	8,349,553
Total liabilities and stockholders’ equity	$77,022,854	$28,896,846

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Royalty income	$51,301	$57,199	$222,931	$213,780
License fees	—	—	—	10,000
Diagnostic service revenue	6,026	—	10,712	—
Total revenues	57,327	57,199	233,643	223,780
Costs and expenses:
Cost of revenue	173,537	—	429,992	—
Research and development	2,546,533	1,990,251	7,428,349	4,829,945
Selling and marketing	1,798,263	540,584	4,508,766	1,699,988
General and administrative	1,948,546	1,466,592	5,756,047	4,135,310
Total operating expenses	6,466,879	3,997,427	18,123,154	10,665,243

Loss from operations	(6,409,552)	(3,940,228)	(17,889,511)	(10,441,463)

Interest income	17,368	3,470	32,988	7,940
Interest expense	(352,727)	(389,871)	(1,133,068)	(454,082)
Gain (loss) from change in fair value of derivative instruments — warrants	4,017,212	(1,029,333)	(1,105,270)	1,220,655
Other (income) loss, net	(8,130)	(19,255)	4,617	24,845
Net loss and comprehensive loss	(2,735,829)	(5,375,217)	(20,090,244)	(9,642,105)

Preferred stock dividend	(6,060)	(6,060)	(18,180)	(16,955)

Net loss and comprehensive loss attributable to common stockholders	$(2,741,889)	$(5,381,277)	$(20,108,424)	$(9,659,060)

Net loss per common share — basic	$(0.10)	$(0.28)	$(0.80)	$(0.51)
Net loss per common share — diluted	$(0.23)	$(0.28)	$(0.96)	$(0.62)

Weighted average shares outstanding — basic	28,560,211	18,902,783	25,014,966	18,902,783
Weighted average shares outstanding — diluted	29,128,235	18,902,783	25,204,307	19,012,775

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(20,090,244)	$(9,642,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss (gain) on disposal of fixed assets	4,562	(24,845)
Depreciation and amortization	250,600	169,599
Stock based compensation expense	2,758,847	1,384,959
Amortization of debt costs	253,028	96,060
Accretion of discount on debt	59,665	28,686
Loss (gain) from the change in fair value of derivative instruments - warrants	1,105,270	(1,220,655)
Changes in operating assets and liabilities:
Increase in other assets	(10,273)	(10,452)
(Increase) decrease in accounts receivable	(231,672)	16,624
Increase in prepaid expenses	(26,238)	(195,229)
Increase in accounts payable and accrued expenses	616,366	536,844
Net cash used in operating activities	(15,310,089)	(8,860,514)

Investing activities:
Capital expenditures, net	(1,256,988)	(235,623)
Net cash used in investing activities	(1,256,988)	(235,623)

Financing activities:
Proceeds from sales of common stock, net of expenses	61,215,398	—
Proceeds from exercise of options	818,251	—
Proceeds from exercise of warrants	1,389,427	—
Net borrowings under debt agreements	—	14,938,723
Net repayments from equipment line of credit	—	(515,964)
Net cash provided by financing activities	63,423,076	14,422,759
Net change in cash and equivalents	46,855,999	5,326,622
Cash and cash equivalents—Beginning of period	27,293,798	25,836,937
Cash and cash equivalents—End of period	$74,149,797	$31,163,559
Supplementary disclosure of cash flow activity:
Cash paid for taxes	$800	$2,400
Cash paid for interest	$795,375	$248,506
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends accrued	$18,180	$16,955
Warrants issued in connection with Loan and Security Agreement	$—	$235,857
Reclassification of derivative financial instruments to additional paid in capital	$435,365	$—

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

Milestone, Royalty and License Revenues

The Company licenses and sublicenses its patent rights to healthcare companies, medical laboratories and biotechnology partners. These agreements may involve multiple elements such as license fees, royalties and milestone payments. Revenue is recognized when the criteria described above have been met as well as the following:

•Up-front nonrefundable license fees pursuant to agreements under which the Company has no continuing performance obligations are recognized as revenues on the effective date of the agreement and when collection is reasonably assured.

•Minimum royalties are recognized as earned, and royalties in excess of minimum amounts are recognized upon receipt of payment when collection is assured.

•Milestone payments are recognized when both the milestone is achieved and the related payment is received.

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

Derivative Financial Instruments—Warrants

The Company has issued common stock warrants in connection with the execution of certain equity financings. Such warrants are classified as derivative liabilities under the provisions of Financial Accounting Standards Board (“FASB”) ASC 815 Derivatives and Hedging (“ASC 815”) and are recorded at their fair market value as of each reporting period. Such warrants do not meet the exemption that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of derivative instruments.”

The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding the volatility of Trovagene’s common share price, the fair value of the underlying common shares, the remaining life of the warrant, and the risk-free interest rates at each period end. The Company thus uses model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classifies such warrants in Level 3 per ASC 820, Fair Value Measurements. At September 30, 2015, and December 31, 2014, the fair value of these warrants was $3,675,926 and $3,006,021, respectively, and were included in the derivative financial instruments liability on the balance sheet.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator: Net loss attributable to common shareholders	$(2,741,889)	$(5,381,277)	$(20,108,424)	$(9,659,060)
Adjustment for change in fair value of derivative instruments - warrants	(4,017,212)	—	(4,017,212)	(2,217,142)
Net loss used for diluted loss per share	$(6,759,101)	$(5,381,277)	$(24,125,636)	$(11,876,202)
Denominator for basic and diluted net loss per share:
Weighted average shares used to compute basic loss per share	28,560,211	18,902,783	25,014,966	18,902,783
Adjustments to reflect assumed exercise of warrants	568,024	—	189,341	109,992
Weighted average shares used to compute diluted net loss per share	29,128,235	18,902,783	25,204,307	19,012,775
Net loss per share attributable to common stockholders:
Basic	$(0.10)	$(0.28)	$(0.80)	$(0.51)
Diluted	$(0.23)	$(0.28)	$(0.96)	$(0.62)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	September 30,
	2015	2014
Options to purchase Common Stock	6,514,130	4,233,749
Warrants to purchase Common Stock	4,565,947	5,288,325
Series A Convertible Preferred Stock	63,125	63,125
	11,143,202	9,585,199

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2015 and December 31, 2014:

	Fair Value Measurements at September 30, 2015
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$73,493,510		$—	$73,493,510
Total Assets	$73,493,510	$—	$—	$73,493,510
Liabilities:
Derivative liabilities related to warrants	$—	$—	$3,675,926	$3,675,926
Total Liabilities	$—	$—	$3,675,926	$3,675,926

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$27,123,587	$—	$—	$27,123,587
Total Assets	$27,123,587	$—	$—	$27,123,587
Liabilities:
Derivative liabilities related to warrants	$—	$—	$3,006,021	$3,006,021
Total Liabilities	$—	$—	$3,006,021	$3,006,021

(1) Included as a component of cash and cash equivalents on the accompanying condensed consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2015:

Description	Balance at December 31, 2014	Fair Value of Warrants Reclassified to Additional Paid in Capital	Unrealized Loss	Balance at September 30, 2015
Derivative liabilities related to Warrants	3,006,021	(435,365)	1,105,270	3,675,926

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

4. Property and Equipment

Property and equipment consist of the following:

	As of September 30, 2015	As of December 31, 2014
Furniture and office equipment	$868,708	$365,955
Leasehold Improvements	39,401	39,401
Laboratory equipment	1,666,970	968,901
	2,575,079	1,374,257
Less—accumulated depreciation and amortization	(732,866)	(533,870)
Property and equipment, net	$1,842,213	$840,387

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

The Company recorded approximately $61,000 in interest expense related to the Equipment Line of Credit from January 1, 2014, until loan was paid in full in June 2014.

Loan and Security Agreement

In June 2014, the Company entered into a $15,000,000 loan and security agreement (“Agreement”) under which the lenders provided the Company a term loan, which was funded at closing. The interest rate is 7.07% per annum. Under the Agreement, the Company makes interest only payments on the outstanding amount of the loan on a monthly basis through July 2015, after which equal monthly payments of principal and interest are due until the loan maturity date of July 1, 2018. Included in the Agreement was a provision to extend the interest only payment to February 1, 2016 upon the Company’s receipt of unrestricted net cash proceeds from the sale of equity securities of not less than $30 million by June 30, 2015. In June 2015, the Company entered into an amendment to the Agreement (“Amendment”), which reduced the amount of unrestricted net cash proceeds to not less than $21 million from the sale of equity securities to qualify for an interest extension. The Company met the conditions in the Amendment related to the interest extension, as a result, the interest only payments that were to expire on August 1, 2015 have been extended for six months to February 1, 2016, when both interest and principal payments will commence. The loan is secured by a security interest in all of the Company’s assets except intellectual property, which is subject to a negative pledge. In connection with the loan, the lenders received a warrant to purchase an aggregate 85,470 shares of the Company’s common stock at an exercise price of $3.51 per share exercisable for ten years from the date of issuance. The original value of the warrants, totaling $235,857, was recorded as debt discount and additional paid-in capital as the warrants were equity classified. As of September 30, 2015, a warrant to purchase 42,735 shares of common stock remains outstanding.

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

The Company is also subject to certain affirmative and negative covenants under the Agreement, including limitations on its ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of any equipment financed by loans under the loan agreement; create, incur, assume, guarantee or be liable with respect to indebtedness, subject to certain exceptions; grant liens on any equipment financed under the loan agreement; and make or permit any payment on specified subordinated debt. In addition, under the Agreement, subject to certain exceptions, the

Company is required to maintain with the lender its primary operating, other deposit and securities accounts. Furthermore, under the amendment to the Agreement, the Company is required to be in compliance with healthcare laws and regulations and terms and conditions of healthcare permits. The Company was in compliance with all covenants as of September 30, 2015.

As of September 30, 2015, amounts due under the Agreement include $3,745,198 in current liabilities and $11,519,160 in long-term liabilities. The Company recorded $1,133,068 in interest expense related to the Agreement during the nine months ended September 30, 2015.

Future minimum principal payments under the loan and security agreement are as follows:

September 30,
2016	$3,745,198
2017	5,958,379
2018	5,296,423
Total long-term obligations	$15,000,000

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

The range of assumptions used to determine the fair value of the warrants valued using the Black-Scholes option pricing model during the periods indicated was:

	Nine Months Ended September 30,
	2015	2014
Estimated fair value of Trovagene common stock	5.69-10.15	3.50-5.73
Expected warrant term	3.3-3.8 years	4.3-4.8 years
Risk-free interest rate	0.89-1.01%	1.62-1.78%
Expected volatility	75-77%	74-83%
Dividend yield	0%	0%

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

Date	Description	Warrants	Derivative Instrument Liability
December 31, 2014	Balance of derivative financial instruments liability	1,013,961	$3,006,021
	Exercised warrants	(46,666)	(435,365)
	Change in fair value of warrants during the period recognized as a loss in the condensed consolidated statement of operations	—	1,105,270
September 30, 2015	Balance of derivative financial instruments liability	967,295	$3,675,926

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

During the nine months ended September 30, 2015, the Company issued a total of 10,806,808 shares of Common Stock. The Company received gross proceeds of approximately $63.2 million from the sale of 9,711,110 shares of its common stock through an underwritten public offerings in February and July 2015. The Company also received gross proceeds of approximately $2.8 million from the sale of 285,421 shares of its common stock at a weighted average price of $9.66 under the agreement with the Agent. In addition, 250,166 shares were issued upon exercise of options for a weighted average price of $3.27, 282,975 shares were issued upon exercise of warrants for a weighted average price of $4.91, and 277,136 shares were issued upon net exercise of 449,403 warrants at a weighted average exercise price of $3.05.

Stock Options

Stock-based compensation expense related to Trovagene options have been recognized in operating results as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Included in research and development expense	$342,122	$171,150	$1,054,443	$526,803
Included in cost of revenue	7,518	—	22,468	—
Included in selling and marketing expense	225,892	49,887	480,006	102,556
Included in general and administrative expense	348,127	184,663	1,201,929	755,600
Total stock-based compensation expense	$923,659	$405,700	$2,758,846	$1,384,959

The unrecognized compensation cost related to non-vested stock options outstanding at September 30, 2015 and 2014, net of expected forfeitures, was $10,308,131 and $3,805,661, respectively, both to be recognized over a weighted-average remaining vesting period of approximately three years. The weighted average remaining contractual term of outstanding options as of September 30, 2015 was approximately eight years.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions during the following periods indicated:

	Nine Months Ended September 30,
	2015	2014
Risk-free interest rate	1.77%	1.83%
Dividend yield	0%	0%
Expected volatility	76%	82%
Expected term	6.1 years	5.6 years

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2014	4,913,472	$4.66	$2,808,083
Granted	2,174,000	7.54
Exercised	(250,166)	3.27
Canceled / Forfeited	(212,175)	4.56
Expired	(111,001)	14.42
Balance outstanding, September 30, 2015	6,514,130	5.51	6,732,205
Exercisable at September 30, 2015	2,425,605	4.41	4,211,758

The Trovagene Inc. 2014 Equity Incentive Plan (the “2014 EIP”) authorizing up to 2,500,000 shares of common stock for issuance under the Plan was approved by the Board of Directors in June 2014 and approved by the Shareholders at the September 17, 2014 Annual Shareholders’ Meeting. An additional 2,500,000 shares of common stock for issuance was authorized by the Board of Directors in March 2015 and approved by the Shareholders at the June 10, 2015 Annual Shareholders’ Meeting. As of September 30, 2015 there were 1,813,332 shares available for issuance under the 2014 EIP. The Company will hold a special meeting of stockholders on December 9, 2015 to consider and act upon a proposal to approve an amendment to the 2014 EIP to increase the number of shares issuable to 7,500,000 shares from 5,000,000 shares.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications is presented below:

	Total Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2014	6,265,620	$3.85	3.57
Exercised	(732,378)	3.77
Balance outstanding, September 30, 2015	5,533,242	3.86	2.79

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

Lease Agreement

The Company currently leases approximately 13,000 square feet of office and laboratory space at a monthly rental rate of approximately $30,000. On June 11, 2015, the Company entered into an amendment to the lease agreement which will expand the square footage to approximately 22,600 square feet at a monthly rental rate of approximately $60,000. The amended lease will expire on December 31, 2021. The amended monthly rental rate will be effective when the Company commences business operations in the expanded premises, expected to occur in the first quarter of 2016.

Research and Development Agreements

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. Included in research and development expense, the Company has recorded approximately $1.1million for the nine months ended September 30, 2015 relating to services provided by the collaborators in connection with these agreements.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of human diagnostics. License fees are generally calculated as a percentage of product revenues, with rates that vary by agreement. To date, payments have not been material.

Contingencies

During the Company's internal review process, contingencies were identified regarding various federal and state tax exposures related to issues with respect to certain executive compensation. The settlement of such contingencies may be potentially material to the Company.  The Company accrues a liability when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews the accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. The Company has not recorded any accrued liabilities related to the potential federal and state tax exposure during the periods presented.  To the extent new information is obtained and the Company's views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company's accrued liabilities would be recorded in the period in which such determination is made.

9. Related Party Transactions

In January 2015, the Company entered into a one year consulting agreement with Thomas Adams, Ph.D., our Chairman of the Board, pursuant to which Dr. Adams will provide consulting services in connection with applying the Company’s technology in the field of infectious disease with the first application be to detection of JC virus mutants in the presence of wild type in human urine as a prognostic indicator of the development of PML disease. Under the agreement, the Company has committed to pay $9,500 per month for the services performed by Dr. Adams. Through the nine months ended September 30, 2015, the Company has incurred and recorded $85,500 of consulting fees related to the agreement.

In September 2015, the Company entered into a research agreement with University of Turin (“University”) to collaborate on a program of research to develop, optimize and test molecular profiling tools for plasma and urine ctDNA in cancer. Dr. Alberto Bardelli, the Principal Investigator of the University who oversees this research program is also a member of the Scientific Advisory Board of the Company. Under the agreement, the Company has committed to pay up to $529,000 for the services performed by the University. In addition, the Company may pay royalties to the University on revenue generated by the Company from the commercialization of any tools developed during the collaboration. As of September 30, 2015, the Company has incurred and recorded approximately $48,000 of research and development expenses related to the agreement. No royalty expense has been incurred as of September 30, 2015.

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
These genetic materials are also collectively referred to as “cell-free nucleic acids”, which result when cells in the body die and release their DNA contents into the bloodstream. The circulating fragments of genetic material are eventually filtered through the kidneys and therefore, can be detected and measured in urine. Cell-free nucleic acids can be used as genetic markers of disease. As such, the contents of urine or blood samples represent systemic liquid biopsies that can allow for simple, non-invasive or minimally-invasive sample collection methods. Circulating tumor DNA is a subtype of cell-free DNA, and represents the mutant cell-free DNA that we use to detect and monitor cancer.

Our fundamental ctDNA diagnostic platform, also known as our Precision Cancer MonitoringSM, (“PCM”) platform is protected by a strong intellectual property portfolio. We have developed significant intellectual property around cell-free nucleic acids in urine, the extraction of cell-free nucleic acids from urine, as well as novel assay designs, particularly our proprietary non-naturally occurring primers. Through this proprietary technology, we believe that we are at the forefront of a shift in the way diagnostic medicine is practiced, using simple, non-invasive or minimally invasive sampling and analysis of nucleic acids, which we believe will ultimately lead to more effective treatment monitoring, better management of serious illnesses such as cancer, and the ability to detect the recurrence of cancer earlier. As of September 30, 2015, our intellectual property portfolio consists of over 88 issued patents worldwide and over 59 pending patent applications globally. Our patent estate includes intellectual property for the detection of cell-free nucleic acids that pass through the kidney into the urine, as well as their application in specific disease areas, including oncology, infectious disease, transplantation, and prenatal genetics.

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

Our PCM platform is poised to overcome a significant clinical dilemma in the area of cancer treatment. Recent scientific evidence supports the molecular basis of cancer, and has resulted in a paradigm shift in the way cancer is treated. Researchers and clinicians are now focused on specific oncogene mutations that are believed to be the molecular drivers of cancer, and, as a result, there is a trend in the pharmaceutical research community toward developing targeted therapies. As such, there is a need for oncologists to have an ability to track the mutational status of their patients, including a given patient’s response to treatments that are designed to target driver oncogene mutations. Current monitoring tools such as imaging procedures, tissue biopsy, and circulating tumor cells are insufficient to meet the challenge of monitoring oncogene mutations. Cancer imaging provides a rough indication of tumor size, but provides no information to oncologists regarding mutational status which is important for the use of molecular targeted therapies. Tissue biopsy usually involves a major surgical procedure and, in many cases, is not repeatable as there are limitations related to tissue access for serial biopsies. In some cases, biopsies may not be feasible, significantly increasing the need to determine mutational status using an alternative method. In addition, tumor heterogeneity can create challenges, as the surgeon may not obtain the proper tissue from the tumor sample. With circulating tumor cells, which are typically measured using blood tests, sensitivity is low, and such tests are technically difficult and can be expensive.

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

Our accumulated deficit through September 30, 2015 is $101,500,333. To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities and expand commercial operations. During 2015, we have advanced our business with the following activities:

•
We formed the Trovagene Research Institute in Europe with Alberto Bardelli, Ph.D., an internationally recognized leader in cell-free DNA cancer research, and currently affiliated with the Department of Oncology, Torino Medical School and the Candiolo Cancer Institute in Italy. We appointed Bardelli as the Scientific Director and transferred core technologies from University of Torino. Trovagene Research Institute intends to improve cancer care through advanced genomic solutions with the mission of accelerating adoption of our PCM platform in translational research and clinical applications.

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

•
Clinical study results from a second large-scale clinical trial for our urine-based HPV test were presented by Adriana Lorenzi, a research fellow at the Institute of Education and Research and Molecular Oncology Research Center, Barretos Cancer Hospital - Pio XII Foundation, Barretos, Brazil at the 30th International Papillomavirus Conference. In the trial, urine samples collected from women prior to treatment of cervical pre-cancer lesions (referral population) were tested with Trovagene’s HPV HR Test, and results were compared to Roche’s cobas® HPV Test results from cervical samples. The trial results were consistent with previously reported Predictors 4 data, which demonstrated that sensitivity with Trovagene’s HPV HR Test for the detection of cervical intraepithelial neoplasia Grade Two or higher (“CIN2+”) and Grade Three or higher (“CIN3+”) were comparable to other established cervical screening tests. In the Brazilian cohort, 271 cases of CIN2+ and 202 cases of CIN3+ disease were tested.

•
Clinical study results for our PCM platform were presented by Julia Johansen, M.D. at Herlev Hospital, Copenhagen, and Hatim Husain, M.D., from the University of California, San Diego Moores Cancer Center at the European Cancer Congress. Results demonstrated that quantitative detection and monitoring of ctDNA and driver mutations can be used to rapidly detect treatment response

•	We completed an underwritten public offering of 4,600,000 shares of common stock with net proceeds of approximately $37.4 million in July 2015.

•	We entered into a clinical collaboration with Memorial Sloan Kettering Cancer Center to monitor response to immunotherapy in melanoma patients using our PCM platform.

•
We launched our “Yellow Is The New Red” marketing campaign for our PCM service at the 2015 American Society of Clinical Oncology Annual Meeting. The campaign is centered on our Clinical Experience Program, in which qualified oncologists can gain hands on clinical experience with the Company’s proprietary urinary liquid biopsy tests.

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

•
Clinical results from the PREDICTORS 4 trial were presented by Jack Cuzick, Ph.D., Director, Wolfson Institute of Preventive Medicine and Head, Centre for Cancer Prevention at Queen Mary University of London at the European Research Organization on Genital Infection and Neoplasia 2015 Congress. Based on our analysis of more than 500 samples, the results showed high sensitivity (>90%) for our non-invasive, urine-based HPV assay for the detection of high-risk human papillomavirus (“HPV”) types and cervical intraepithelial neoplasia (“CIN”) Grade 2 or higher lesions.

•
Clinical data from four studies utilizing our PCM platform were presented at the 2015 American Society of Clinical Oncology Annual Meeting in Chicago, IL. Results demonstrated that our PCM technology offers advantages over tissue biopsy and demonstrates the ability to monitor tumor dynamics in lung, pancreatic, and colon cancers.

Our product development and commercialization efforts are in their early stages, and we cannot make estimates of the costs or the time our development efforts will take to complete, or the timing and amount of revenues related to the sale of our tests or our diagnostic services and revenues related to our license agreements. The risk of completion of any program is high because of the many uncertainties involved in bringing new diagnostic products to market including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols and/or Clinical Laboratory Improvement Amendments (“CLIA”) requirements, extended regulatory approval and review cycles, our ability to raise additional capital, the nature and timing of research and development expenses, and competing technologies being developed by organizations with significantly greater resources.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2015.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 and 2014

Revenues

Our total revenues were $57,327 and $57,199 for the three months ended September 30, 2015 and 2014, respectively. The components of our revenues were as follows:

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)
Royalty income	$51,301	$57,199	$(5,898)
Diagnostic service revenue	6,026	—	6,026
Total revenues	$57,327	$57,199	$128

The $5,898 decrease in royalty income related primarily to lower receipts of payments in excess of minimum royalties in comparison to the same period of the prior year. Diagnostic service revenue is recognized when payment is received for the test results. There was no diagnostic service revenue for the three months ended September 30, 2014 as no payments were received.

We expect our royalty income to fluctuate as the royalties are based on the minimum royalty payments as well as the timing of when payments are received for royalties in excess of minimum royalties. In addition, we expect our diagnostic service revenue to increase in future periods, but as the revenue recognition is based on cash receipts, the timing of these revenues is also uncertain.

Cost of Revenues

Our total cost of revenues was $173,537 for the three months ended September 30, 2015, compared to no cost of revenues in the same period of 2014. Cost of revenues relates to the costs of our diagnostic service revenues. The costs are recognized at the completion of testing. Due to revenue being recognized when cash is received, costs incurred in one period may relate to revenue recognized in a later period. Gross margins are negative as we begin to build test volume to cover costs associated with running our diagnostic tests as well as inefficiencies in realizing capacity related issues. No tests were completed during the three months ended September 30, 2014.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)
Salaries and staff costs	$1,037,831	$819,212	$218,619
Stock-based compensation	342,122	171,150	170,972
Outside services, consultants and lab supplies	901,662	782,309	119,353
Facilities	193,926	177,975	15,951
Travel and scientific conferences	52,684	26,823	25,861
Other	18,308	12,782	5,526
Total research and development	$2,546,533	$1,990,251	$556,282

Research and development expenses increased by $556,282 to $2,546,533 for the three months ended September 30, 2015 from $1,990,251 for the same period in 2014. Our costs have increased as a result of the number of samples processed and validated in connection with our clinical collaborations. We utilize our clinical collaborations to provide data that summarizes the accuracy of our tests to detect certain types of cancer in urine samples. We also enter into clinical studies to provide data that supports our technology for the monitoring of responsiveness to therapy and the status of diseases. For the three months ended September 30, 2015 we were a party to twenty-three active collaborations or studies, while in the same period of September 30, 2014 we were a party to fifteen collaborations or studies. As a result of these collaborations, we increased the average number of our internal research and development personnel from eighteen to twenty-six, and purchased additional laboratory equipment, lab supplies and clinical samples. We expect research and development expenses to increase as we enter into additional collaborations.

Selling and Marketing Expenses

Selling and marketing expenses consisted of the following:

	Three Months Ended September 30,
	2015	2014	Increase/(Decrease)
Salaries and staff costs	$681,421	$216,056	$465,365
Stock-based compensation	225,892	49,887	176,005
Outside services and consultants	218,582	153,290	65,292
Facilities	70,665	31,062	39,603
Trade shows, conferences and marketing	432,123	50,347	381,776
Travel	157,163	31,909	125,254
Other	12,417	8,033	4,384
Total sales and marketing	$1,798,263	$540,584	$1,257,679

Selling and marketing expenses increased by $1,257,679 to $1,798,263 for the three months ended September 30, 2015 from $540,584 for the same period in 2014. During the three months ended September 30, 2015 we increased the number of our field sales, customer support and marketing personnel, bringing our average headcount to fourteen from five in the same period of the prior year. These additions to our commercial team support our clinical experience program, where we offer new clinicians a series of tests for no charge. The costs of these tests are included in marketing expenses. We expect our selling and marketing expenses to further increase as we hire additional commercial team members.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended September 30,
	2015	2014	Increase/(Decrease)
Personnel and outside services costs	$879,722	$612,751	$266,971
Board of Directors’ fees	108,612	94,354	14,258
Stock-based compensation	348,127	184,663	163,464
Legal and accounting fees	286,312	428,120	(141,808)
Facilities and insurance	152,714	74,564	78,150
Travel	97,106	13,834	83,272
Fees, licenses, taxes and other	75,953	58,306	17,647
Total general and administrative	$1,948,546	$1,466,592	$481,954

General and administrative expenses increased by $481,954 to $1,948,546 for the three months ended September 30, 2015, from $1,466,592 for the same period in 2014. The significant components of the increase were primarily due to the increase of personnel and outside services costs and stock-based compensation, partially offset by a decrease in legal and accounting fees. The increase of personnel and outside services cost is primarily due to an increase in general and administrative employees, an increase in investor relations activities as our investor base has grown, and increased services related to information technology and human resources to support our overall headcount growth. Stock-based compensation, a non-cash expense, will fluctuate based on the timing and amount of options granted, as well as the fair value of the options at the time of grant or remeasurement. We expect our general and administrative costs to increase to as our commercial operations and research and development teams grow and from the additional costs we will incur in the billing and collection of revenues from the sales of our diagnostic tests.

Change in Fair Value of Derivative Instruments - Warrants

We have issued securities that are accounted for as derivative liabilities. As of September 30, 2015, the derivative liabilities related to securities issued were revalued to $3,675,926, resulting in an decrease in value of $4,017,212 from June 30, 2015, based primarily upon the decrease in our stock price from $10.51 at June 30, 2015 to $5.69 at September 30, 2015 as well as the changes in the expected term and risk free interest rates for the expected term. The decrease in value was recorded as a gain from the change in fair value of derivative liabilities in the condensed consolidated statement of operations.

Net Loss

Net loss and per share amounts were as follows:

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)
Net loss attributable to common shareholders	$(2,741,889)	$(5,381,277)	$(2,639,388)
Net loss per common share — basic	$(0.10)	$(0.28)	$(0.18)
Net loss per common share — diluted	$(0.23)	$(0.28)	$(0.05)

Weighted average shares outstanding — basic	28,560,211	18,902,783	9,657,428
Weighted average shares outstanding — diluted	29,128,235	18,902,783	10,225,452

The $2,639,388 decrease in net loss attributable to common shareholders and $0.18 decrease in basic net loss per share in 2015 compared to 2014 was primarily the result of the gain from the change in fair value in derivative liabilities, offset by an increase in operating expenses, compared to the same period in the prior year. Basic net loss per share in 2015 was also impacted by the increase in basic weighted average shares outstanding resulting from the sale and issuance of approximately 10.0 million shares of common stock through underwritten public offerings and controlled equity offering through our Agent, as well as the issuance of approximately 823,000 shares of common stock from the exercise of stock options and warrants.

Nine Months Ended September 30, 2015 and 2014

Revenues

Our total revenues were $233,643 and $223,780 for the nine months ended September 30, 2015 and 2014, respectively. The components of our revenues were as follows:

	Nine Months Ended September 30,
	2015	2014	Increase (Decrease)
Royalty income	$222,931	$213,780	$9,151
License fees	—	10,000	(10,000)
Diagnostic service revenue	10,712	—	10,712
Total revenues	$233,643	$223,780	$9,863

The $9,151 increase in royalty income related primarily to receipts of payments in excess of minimum royalties. The $10,000 license fee earned during nine months ended September 30, 2014 was related to a licensing agreement signed in the second quarter of 2014. There were no license fees earned during the nine months ended September 30, 2015. Diagnostic service revenue is recognized when payment is received for the test results. There was no diagnostic service revenue for the nine months ended September 30, 2014 as no payments were received.

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

Cost of Revenues

Our total cost of revenues was $429,992 for the nine months ended September 30, 2015, compared to no cost of revenues in the same period of 2014. Cost of revenues relates to the costs of our diagnostic service revenues. The costs are recognized at the completion of testing. Due to revenue being recognized when cash is received, costs incurred in one period may relate to revenue recognized in a later period. Gross margins are negative as we begin to build test volume to cover costs associated with running our diagnostic tests as well as inefficiencies in realizing capacity related issues. No tests were completed during the nine months ended September 30, 2014.

Research and Development Expenses

Research and development expenses consisted of the following:

	Nine Months Ended September 30,
	2015	2014	Increase (Decrease)
Salaries and staff costs	$2,679,951	$2,000,125	$679,826
Stock-based compensation	1,054,443	526,803	527,640
Outside services, consultants and lab supplies	2,955,738	1,743,485	1,212,253
Facilities	552,259	454,591	97,668
Travel and scientific conferences	148,766	71,169	77,597
Other	37,192	33,772	3,420
Total research and development	$7,428,349	$4,829,945	$2,598,404

Research and development expenses increased by $2,598,404 to $7,428,349 for the nine months ended September 30, 2015 from $4,829,945 for the same period in 2014. Our costs have increased as a result of the number of samples processed and validated in connection with our clinical collaborations. We utilize our clinical collaborations to provide data that summarizes the accuracy of our tests to detect certain types of cancer in urine samples. We also enter into clinical studies to provide data that supports our technology for the monitoring of responsiveness to therapy and the status of diseases. For the nine months ended September 30, 2015 we were a party to twenty-four active collaborations or studies, while in the same period of September 30, 2014 we were a party to fifteen collaborations or studies. As a result of these collaborations, we increased the average number of our internal research and development personnel from sixteen to twenty, and purchased additional laboratory equipment, lab supplies and clinical samples. We expect research and development expenses to increase as we enter into additional collaborations.

Selling and Marketing Expenses

Selling and marketing expenses consisted of the following:

	Nine Months Ended September 30,
	2015	2014	Increase/(Decrease)
Salaries and staff costs	$1,758,789	$818,797	$939,992
Stock-based compensation	480,006	102,556	377,450
Outside services and consultants	654,512	369,638	284,874
Facilities	210,153	85,616	124,537
Trade shows, conferences and marketing	1,005,859	204,263	801,596
Travel	330,399	109,972	220,427
Other	69,048	9,146	59,902
Total sales and marketing	$4,508,766	$1,699,988	$2,808,778

Selling and marketing expenses increased by $2,808,778 to $4,508,766 for the nine months ended September 30, 2015 from $1,699,988 for the same period in 2014. During the nine months ended September 30, 2015 we increased the number of our field sales, customer support and marketing personnel, bringing our average headcount to eleven from five in the same period of the prior year. These additions to our commercial team support our clinical experience program, where we offer new clinicians a series of tests for no charge, and the costs for the completion of these tests are included in marketing expenses.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Nine Months Ended September 30,
	2015	2014	Increase/(Decrease)
Personnel and outside services costs	$2,582,108	$1,655,571	$926,537
Board of Directors’ fees	339,823	242,477	97,346
Stock-based compensation	1,201,929	755,599	446,330
Legal and accounting fees	855,101	954,089	(98,988)
Facilities and insurance	366,109	195,401	170,708
Travel	206,741	138,026	68,715
Fees, licenses, taxes and other	204,236	194,147	10,089
Total general and administrative	$5,756,047	$4,135,310	$1,620,737

General and administrative expenses increased by $1,620,737 to $5,756,047 for the nine months ended September 30, 2015, from $4,135,310 for the same period in 2014. The significant components of the increase were primarily due to the increase of personnel and outside services costs, stock-based compensation and facilities and insurance. The increase of personnel and outside services costs is due to an increase in average headcount from four to six to support the growth in our research, development and sales and marketing organizations, an increase in investor relations activities as our investor base has grown, and increased services related to information technology and human resources to support our overall headcount growth. Stock-based compensation, a non-cash expense, will fluctuate based on the timing and amount of options granted, as well as the fair value of the options at the time of grant or remeasurement. We expect our general and administrative costs to increase to support the growth of our sales and marketing and research and development operations and from the additional costs we will incur in the billing and collection of revenues from the sales of our diagnostic tests.

Change in Fair Value of Derivative Instruments - Warrants

We have issued securities that are accounted for as derivative liabilities. As of September 30, 2015, the derivative liabilities related to securities issued were revalued to $3,675,926, resulting in an increase in value of $669,905 from December 31, 2014, based primarily upon the increase in our stock price from $4.30 at December 31, 2014 to $5.69 at September 30, 2015 as well as the changes in the expected term and risk free interest rates for the expected term, offset by fair value of warrants reclassified from the liability to additional paid in capital upon exercise of warrants. The increase in value was recorded as a loss from the change in fair value of derivative liabilities in the condensed consolidated statement of operations.

Net Loss

Net loss and per share amounts were as follows:

	Nine Months Ended September 30,
	2015	2014	Increase (Decrease)
Net loss attributable to common shareholders	$(20,108,424)	$(9,659,060)	$10,449,364
Net loss per common share — basic	$(0.80)	$(0.51)	$0.29
Net loss per common share — diluted	$(0.96)	$(0.62)	$0.34

Weighted average shares outstanding — basic	25,014,966	18,902,783	6,112,183
Weighted average shares outstanding — diluted	25,204,307	19,012,775	6,191,532

The $10,449,364 increase in net loss attributable to common shareholders and $0.29 increase in basic net loss per share in 2015 compared to 2014 reflected a slight increase in revenues, offset by an increase in operating expenses, interest expense, and the loss from the change in fair value in derivative liabilities, compared to the same period in the prior year. Basic net loss per share in 2015 was also impacted by the increase in basic weighted average shares outstanding resulting from the sale and issuance of approximately 10.0 million shares of common stock through underwritten public offerings and controlled equity offering through our Agent, as well as the issuance of approximately 823,000 shares of common stock from the exercise of stock options and warrants.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we had $74,149,797 in cash and cash equivalents. Net cash used in operating activities for the nine months ended September 30, 2015 was $15,310,089, compared to $8,860,514 for the nine months ended September 30, 2014. Our use of cash was primarily a result of the net loss of $20,090,244 for the nine months ended September 30, 2015, adjusted for non-cash items related to stock-based compensation of $2,758,847, amortization of debt costs of $253,028, accretion of discount on debt of $59,665, depreciation and amortization of $250,600, and the loss from the change in fair value of derivatives of $1,105,270. The changes in our operating assets and liabilities consisted of higher accounts payable and accrued expenses, an increase in prepaid expenses and other assets, and an increase in accounts receivable. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Investing activities consisted of net purchases for capital equipment that used $1,256,988 in cash during the nine months ended September 30, 2015, compared to $235,623 for the same period in 2014.

Net cash provided by financing activities was $63,423,076 during the nine months ended September 30, 2015, compared to $14,422,759 in 2014. Financing activities during the nine months ended September 30, 2015 related primarily to the sale of our common stock in underwritten public offerings. Financing activities during the same period of the prior year consisted of net borrowings under debt agreements.

As of September 30, 2015, and December 31, 2014, we had working capital of $67,848,344 and $23,231,596, respectively. As of October 31, 2015, our working capital was $65,945,723.

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

Public Offering and Controlled Equity Offering

On January 15, 2013, we filed a Form S-3 Registration Statement to offer and sell in one or more offerings, any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price not exceeding $150,000,000. The preferred stock, warrants, and units may be convertible or exercisable or exchangeable for common stock or preferred stock or other securities. This form was declared effective on February 4, 2013. In addition, in connection with the Form S-3, we entered into an agreement with Cantor Fitzgerald & Co. (“Agent”) on January 25, 2013 to issue and sell up to $30,000,000 of shares of common stock through the Agent. As payment for their services, the Agent is entitled to a 3% commission on gross proceeds.

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

Effects of Inflation

We do not believe that inflation and changing prices during the nine months ended September 30, 2015 had a significant impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a development stage company and have incurred losses since we were formed. As of September 30, 2015 and December 31, 2014, we have an accumulated total deficit of approximately $101.5 million and $81.4 million, respectively. For the nine months ended September 30, 2015 and the fiscal year ended December 31, 2014, we had a net loss and comprehensive loss attributable to common stockholders of approximately $20.1 million and $14.3 million, respectively. To date, we have experienced negative cash flow from development of our cell-free molecular diagnostic technology. Revenue generated from operations is largely due to licensing, milestone and royalty income. We also generated an immaterial amount of revenue from fees for diagnostic services during the nine months ended September 30, 2015. However, we expect to incur substantial net losses for the foreseeable future to further develop and commercialize our cell-free molecular diagnostic technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from our cell-free molecular diagnostic technology or attain profitability, we will not be able to sustain operations.

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

Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that our product candidates are:

•not experimental or investigational;

•effective;

•medically necessary;

•appropriate for the specific patient;

•cost-effective;

•supported by peer-reviewed publications; and

•included in clinical practice guidelines.

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

If we are unable to obtain reimbursement approval from commercial third-party payors and Medicare and Medicaid programs for our product candidates, or if the amount reimbursed is inadequate, our ability to generate revenues could be limited. During the quarter ended September 30, 2015, we generated minimal revenue from reimbursement from commercial third-party payors for our diagnostic services. However, this may not continue due to the reasons discussed above, and insurers may withdraw their coverage policies or cancel their contracts with us at any time, stop paying for our test or reduce the payment rate for our test, which would reduce our revenue. Moreover, we may depend upon a limited number of third-party payors for a significant portion of our test revenues and if these or other third-party payors stop providing reimbursement or decrease the amount of reimbursement for our test, our revenues could decline.

Our business could be adversely impacted by adoption of new coding for molecular genetic tests.

Reimbursement for our diagnostic services, through the use of our Laboratory Developed Tests (“LDT”), is currently available under the current procedural terminology codes, or CPT codes. If we decide to market our products as a diagnostic kit rather than a LDT, our products would be subject to Food and Drug Administration (“FDA”) regulation as a medical device. If our diagnostic kit were commercially available today, reimbursement would be available under the CPT codes for molecular-based testing. The American Medical Association CPT® Editorial Panel is continuing its process of establishing analyte specific billing codes to replace codes that describe procedures used in performing molecular testing. The adoption of analyte specific codes will allow payers to better determine tests being performed. This could lead to limited coverage decisions or payment denials.

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

We are in the early stages of commercializing our cell-free molecular diagnostic technology as an LDT. However, the use of our cell-free molecular diagnostic technology has never been commercialized for any specific indication. Even if approved for sale by the appropriate regulatory authorities, physicians may not order diagnostic tests based upon our cell-free molecular diagnostic technology, in which event we may be unable to generate significant revenue or become profitable. Acceptance of our cell-free molecular diagnostic technology will depend on a number of factors including:

•acceptance of products based upon our cell-free molecular diagnostic technology by physicians and patients;

• successful integration into clinical practice;

•adequate reimbursement by third parties;

•cost effectiveness;

•potential advantages over alternative treatments; and

•relative convenience and ease of administration.

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

The market price of our ordinary shares historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. These fluctuations may be due to various factors, many of which are beyond our control, including:

•technological innovations or new products and services by us or our competitors;

•clinical trial results relating to our tests or those of our competitors;

•announcements or press releases relating to the industry or to our own business or prospects;

•coverage and reimbursement decisions by third party payors, such as Medicare and other managed care organizations;

•regulation and oversight of our product candidates and services, including by the FDA, Centers for Medicare and Medicaid Services (“CMS”) and comparable ex-U.S. agency;

•FDA, CMS and comparable ex-U.S. agency regulation and oversight of our products and services;

•the establishment of partnerships with clinical reference laboratories;

•health care legislation;

•intellectual property disputes;

•additions or departures of key personnel;

•sales of our common stock;

•our ability to integrate operations, technology, products and services;

•our ability to execute our business plan;

•operating results below expectations;

•loss of any strategic relationship;

•industry developments;

•economic and other external factors; and

•period-to-period fluctuations in our financial results.

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

We may become subject to federal and state tax assessments, penalties and interest related to issues with respect to certain executive compensation.

               During our internal review process, contingencies were identified regarding various federal and state tax exposures related to issues with respect to certain executive compensation.   We have not recorded any accrued liabilities related to the potential federal and state tax exposure.  If we become subject to tax assessment, penalties and interest by federal and state tax authorities in the future, our results of operations, financial performance and cash flows could be potentially materially adversely affected.

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

101
Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2015 filed on November 9, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVAGENE, INC.

November 9, 2015	By:	/s/ Antonius Schuh
Antonius Schuh
Chief Executive Officer

TROVAGENE, INC.

November 9, 2015	By:	/s/ Stephen Zaniboni
Stephen Zaniboni
Chief Financial Officer