Form 10-K
period 2016-12-31
Trovagene, Inc.
filed 2017-03-15
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $4.53 per share, which was the last sale price of the common stock as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $118,688,886.

As of February 28, 2017, 30,965,000 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2016, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

PART I

ITEM 1. BUSINESS

We are a life science company that focuses on the development and commercialization of a proprietary molecular genetic detection technology for use in pharmaceutical development, clinical research and medical testing across a variety of clinical disciplines, including oncology and virology.  Our primary focus is utilizing our core technology in measuring circulating tumor DNA (“ctDNA”) in urine and blood, also called a liquid biopsy, with our proprietary platforms and research use only kits and reagents. We look to commercialize our technology by providing testing services from our Clinical Laboratory Improvement Amendments (“CLIA”)/College of American Pathologists (“CAP”) accredited laboratory in San Diego, California, as well as by distributing research use only kits and systems to clinical research laboratories, leading cancer centers and pharmaceutical companies. Other applications for our technologies and intellectual property include infectious disease, transplant medicine and prenatal genetics.

The genetic materials that result when cells in the body die and release their DNA into the bloodstream, are collectively referred to as “cell-free nucleic acids.” The circulating fragments of genetic material can be detected and measured in urine, filtered through the kidney, and blood.  Cell-free nucleic acids can be used as genetic markers of disease and the ability to use urine or blood as liquid biopsy sample types allows for simple, noninvasive, or minimally invasive, sample collection methods. We are leveraging our proprietary Precision Cancer Monitoring (“PCM”) technology to extract and enrich the DNA in urine and blood to enable ourselves, through our CLIA-certified/CAP-accredited laboratory, and others, through the distribution of research use kits and systems, to detect and monitor ctDNA in urine and blood. We believe our PCM technology can allow for improved detection and quantitation of oncogene mutations from tumors to help improve disease and cancer patient management.

Our branded Trovera™ liquid biopsy tests are clinical tests performed by our San Diego CLIA/CAP-accredited laboratory for use by physicians, third party clinical laboratories and pharmaceutical companies. The Trovera™ line of tests include Trovera™ EGFR, KRAS and BRAF and are performed using both urine and blood patient samples. We believe all of our Trovera™ tests provide important clinical information beyond the current testing standard of care. At the end of 2016, we analytically validated a multigene panel consisting of 7 oncogenes, including EGFR, KRAS, BRAF, NRAS, PIK3CA, HER2, KIT, with over 200 mutation, insertion and deletion variants. This panel is being clinically validated for use in our San Diego based CLIA/CAP-accredited laboratory and will focus on solid tumor cancers such as lung, colorectal, pancreas, and melanoma. We intend to offer this panel as a testing service for pharmaceutical companies, third party reference laboratories and physicians. We also plan to offer research use only (“RUO”) kits, based on these same markers for broad distribution for clinical research purposes.

We have developed significant intellectual property around cell-free nucleic acids in urine, and the extraction of cell-free nucleic acids from urine, as well as novel assay designs, particularly our proprietary non-naturally occurring primers.  Through this proprietary technology, we believe that we are at the forefront of a shift in the way diagnostic medicine is practiced, using simple, noninvasive or minimally invasive sampling and analysis of nucleic acids. We believe this will ultimately lead to more effective treatment monitoring, better management of serious illnesses such as cancer, and the ability to detect the success of cancer treatment, the recurrence of cancer, or the progression of cancer, earlier.  As of December 31, 2016, our intellectual property portfolio consisted of over 120 issued patents and over 60 pending patent applications in the U.S. and abroad.  Our patent estate includes the detection of cell-free nucleic acids from urine and blood, as well as their application in specific disease areas, including oncology, infectious disease, transplantation, and prenatal genetics.

We believe that our proprietary technology platform is uniquely positioned to address a high unmet clinical need in the field of oncology.  Our technology is designed to offer better cancer monitoring by tracking and quantifying levels of ctDNA from either urine or blood samples, and is intended to provide important clinical information often missed with traditional diagnostic tools, including tissue biopsy.  Using urine as a sample, our cancer monitoring technology enables frequent, noninvasive detection and monitoring of oncogene mutation status, response to therapy, disease progression and disease recurrence. We signed a long-term supply and distribution agreement with Boreal Genomics, Inc. (“Boreal”) in the fourth quarter of 2016, to capitalize on the synergies with Boreal’s mutation enrichment system and our expanding product portfolio of ctDNA markers in urine and blood. We intend to address an unmet need in the liquid biopsy testing market by providing a simple, routine and low-cost urine and blood ctDNA assays for next-generation sequencing (“NGS”) platforms run by laboratories of research institutions, cancer centers, and service facilities around the world.

We believe our technology expertise and extensive patent portfolio around cell-free DNA in urine and blood gives us a competitive advantage to leverage an emerging trend of monitoring cancer using ctDNA as a marker of disease status.  Our proprietary sample preparation process includes novel technology for the collection and DNA preservation (“Next™Collect”),

DNA extraction and isolation (“Next™Extract”) of ctDNA from a urine sample, proprietary, non-naturally occurring primers to enrich the sample for mutant alleles, and the ability to detect nucleic acids of interest using NGS. We believe that our quantitative ctDNA detection and monitoring platforms offer industry-leading sensitivity, allowing single-copy detection, a significant advantage over competitive methods.

Recent scientific and clinical publications support the clinically utility of detecting and monitoring cancer with liquid biopsy technologies, which we believe will result in a paradigm shift in the way cancer is diagnosed and treated.  Researchers and clinicians are now focused on specific oncogene mutations and alterations that are causal for specific cancers at the molecular level, and, as a result, the pharmaceutical research community has increased developed targeted therapies.  As such, there is a need for oncologists to have an ability to detect and track the mutational status of their patients and to assess a given patient’s therapeutic response.  We believe that current monitoring tools such as imaging procedures, tissue biopsy and circulating tumor cell testing are insufficient to meet the challenge of monitoring oncogene mutations.  Imaging provides an indication of tumor size that is an important diagnostic tool, but provides little practical information to oncologists regarding mutational status and appropriate treatment options, especially for molecular targeted therapies.  Tissue biopsy usually involves a surgical procedure and, in many cases, is not repeatable as there are limitations related to access for serial biopsies.  In some cases, biopsies may not be available, or may be insufficient for molecular diagnostics, significantly increasing the need to determine mutational status using an alternative method.  In addition, tumor heterogeneity is a further confounding factor, as the surgeon may not obtain the proper tissue from the tumor sample.  In the case of circulating tumor cells, which are typically measured using blood tests, sensitivity is traditionally low, and such tests can be technically difficult and expensive to conduct.

Targeted therapies are typically very expensive, can have significant side effects, and efficacy can vary by patient.  In order to measure effectiveness, repeated monitoring is needed and serial biopsies can be difficult to obtain.  If resistance develops, fast and accurate detection of emerging or changing oncogene mutation status is critical.  Our technology platforms provide a novel solution for identifying ctDNA in urine and blood, plentiful sample sources, and we are continuing to build a growing body of evidence supporting the clinical utility of our technology to monitor cancer using ctDNA.

Our goal is to improve treatment outcomes for cancer patients using our proprietary technology to detect and quantitatively monitor ctDNA using a urine or blood sample.

Developing a Market for Molecular Diagnostic Tests based on Liquid Biopsies using Circulating Tumor DNA

We intend to develop and expand our cell-free nucleic acid molecular diagnostic technology into a pipeline of potentially groundbreaking commercial molecular detection and monitoring products.  Our CLIA-certified, CAP-accredited laboratory in San Diego, California has enabled us to commercialize our testing services and launch our technology platform and associated innovative molecular monitoring tests.  Urine- and blood based molecular diagnostics can provide relevant information across multiple therapeutic and clinical areas, and may lead to improvements in patient management.

  Our strategy and focus is to further transform oncology and patient care by providing precision medicine solutions. As the only company with technology in both urine and blood, and demonstrating industry-leading sensitivity, we are developing highly sensitive, clinically actionable multigene panels and plan to initiate global distribution of RUO kits and systems in 2017. We will provide these RUO kits and systems to academic institutions, cancer centers and laboratories throughout the world to be used for clinical research purposes. Our initial RUO proprietary kits will include a urine collection and DNA preservation cup (“Next™Collect”), a ctDNA extraction and isolation (“Next™Extract”) kit and a mutation enrichment kit (“ERTHOS™ Select”), along with the ERTHOS™ (“electrophoretic repetitive transient hybridization on substrate”) system. Additionally, we are entering into agreements with Distributors outside of the U.S. to offer our CLIA-developed Trovera™ tests to customers in their respective regions of the world. Our goal is to offer our ERTHOS™ kit and systems to our Distribution partners for dissemination to their customers.

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

Targeting cell-free nucleic acid markers allows for the development of genetic tests that use noninvasive and easy-to-obtain urine samples, as well as blood samples, rather than other more traditional and more invasive, expensive and/or often unreliable methods, such as radiographic imaging and tissue biopsy.  These methods include medical imaging, blood testing, and tissue biopsies.  We are exploring a broad range of clinical utilities where cell-free nucleic acid technology holds the potential to replace more complex, less robust existing technologies.  We are developing more effective, noninvasive diagnostics, which align with the current industry shift toward highly personalized medicine.  Urine- and blood based cell-free nucleic acid molecular tests can make it easier to address important health problems and may lead to significant advancements in patient care.

Our patented technology uses both urine and blood collection, which can be applied to a broad range of testing, including tumor mutation detection and monitoring, infectious disease monitoring, transplantation monitoring and prenatal genetic diagnostics.  We believe that our urine-based technology, in particular, is ideally suited to be used in developing molecular diagnostic assays that will allow physicians to provide simple, noninvasive, and convenient screening and monitoring tests for their patients by identifying specific biomarkers involved in a disease process.  Our novel urine- and blood based assays can facilitate improved testing compliance, resulting in a more effective use of targeted therapies, earlier detection of disease and disease progression or recurrence, and improvements in both patient outcomes and cost of care.

The material terms of certain of our clinical collaboration, research and development, and technology license agreements that we have entered into are as follows:

In November 2016, we entered into a long-term Supply and Distribution Agreement with Boreal, merging our respective technologies to co-develop urine and blood ctDNA assay kits and systems. Through this partnership, the companies intend to address an unmet need in the liquid biopsy testing market by providing an assay platform to enable simple, routine, low-cost sample processing that could be run by NGS laboratories of research institutions, cancer centers, and service facilities around the world. Trovagene and Boreal have each contributed proprietary technology and methods to enhance ctDNA detection capabilities from urine and blood to develop a series of cancer specific multigene panels planned for launch in 2017. Under the terms of the agreement, we may pay Boreal two milestone payments totaling $1.0 million for licensing and distribution rights.  As of December 31, 2016, we incurred $500,000 related to this agreement.

In July 2016, we entered into a broad collaboration agreement with the University of Southern California (“USC”) Norris Comprehensive Cancer Center. This collaboration will seek to establish a standardized framework for the use of Trovera™ urine liquid biopsy testing at USC as well as to define practical considerations and best practices for liquid biopsy testing from urine. The collaboration will also explore the development of clinical treatment algorithms through investigational studies to solidify how and when liquid biopsy testing can be employed.

In July 2016, we entered into a multi-phased collaborative research program with the University of Michigan Comprehensive Cancer Center utilizing the Trovera™ KRAS ctDNA liquid biopsy test. As part of this research collaboration, our ctDNA urine and blood tests will be utilized as noninvasive diagnostic tools to enable early detection and rapid monitoring of patient response to therapy. This will allow the investigators to quickly test multiple therapies to determine which one will be most effective in treating an individual patient’s tumor.

In September 2015, we established Trovagene Srl, also known as the Trovagene Research Institute (“TRI”), a European subsidiary focused on expanding the capabilities and adoption of the PCM platform. Concurrent with the establishment of TRI, we entered into a collaboration agreement with the Department of Oncology at the University of Torino, a leading research center in southern Europe. The collaboration seeks to leverage the superior benefits of urine as a specimen for the detection and monitoring of oncogenic mutations, enhance the multi-gene assay methods and analyses we develop, and explore novel applications in liquid biopsy such as methylation biomarkers.

We have had a history of clinical collaborations and research with leading academic and clinical research oncology institutions around the world. These collaborations allowed access for testing matched patient specimens to oncology tumor profiles, among other applications. Our collaborations have included institutions such as Catholic Health Initiatives Center for Translational Research, Dana Farber Cancer Institute, Memorial Sloan Kettering Cancer Center and Robert H. Lurie Comprehensive Cancer Center of Northwestern University.

In December 2011, we entered into an exclusive license agreement with Columbia University pursuant to which they granted to us a license under their patent rights to hairy cell leukemia biomarkers.  The license agreement will continue in effect until May 10, 2021, which is the date of the last to expire of the licensed patent rights covering the license product.  The license agreement may also be terminated upon a material breach by Columbia University or by us if we determine that it is not commercially or scientifically appropriate to further develop the license product rights.

In October 2011, we entered into an exclusive license agreement with Gianluca Gaidano, Robert Foa and Davide Rossi pursuant to which they granted to us a license under their patent rights to a specific gene mutation with respect to chronic lymphoblastic leukemia.  We have an option to purchase the licensed patent rights in the event the licensor decides to sell such licensed patent rights.  The license agreement will continue in effect until September 29, 2031, which is the date of the last to expire of the licensed patent rights covering the license product.  The license agreement may also be terminated upon a material breach by any party or by us if it is determined that it is not commercially or scientifically appropriate to further develop the license product rights.

In May 2006, we entered into a license agreement with Drs. Falini and Mecucci, pursuant to which they granted to us an exclusive license under their exclusive rights for the genetic marker for AML with the intention to utilize these rights for the development of new diagnostic tools.  In August 2010, we signed an amendment no.1 to the license agreement, pursuant to which we agreed to pay modified royalties to Drs. Brunangelo Falini and Cristina Mecucci.  During the years ended December 31, 2016, 2015 and 2014, we recorded royalty expenses of approximately $21,000, $22,000 and $23,000, respectively.

We are a party to various sublicense agreements under which we sublicense certain of our technologies to other academic institutions and companies in exchange for royalty and license fees. Royalty and license fees are generally calculated as a percentage of net revenues, subject to certain minimums, with rates that vary by agreements. During the years ended December 31, 2016, 2015 and 2014, we recorded net royalty and license fee revenues of approximately $258,000, $275,000 and $270,000, respectively.

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

The Basis for Our Urine-based Molecular Diagnostic Technology

Cell-free nucleic acids have been found in a variety of human bodily fluids, with the nucleic acids isolated from urine having been extensively characterized.  Cell-free nucleic acids in urine have been proven to contain mutated DNA and other markers of disease, including microRNA.  In contrast to other bodily fluids (e.g., blood plasma), urine allows for truly noninvasive collection of the sample, provides a larger sample size, and allows for frequent collection.  Importantly, urine enables the collection of nucleic acid material from the systemic circulation over a period of time, and those DNA and RNA fragments remain stable in urine.  These factors, combined with recently developed technologies to sequence, count, and track nucleic acids with low relative abundance, make the development of our noninvasive diagnostics commercially practical and scalable.

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

To unlock the full potential of cell-free nucleic acids, we have developed a proprietary method for the isolation of the short fragmented ctDNA that pass through the kidneys, and proprietary “ultra-short” amplicon assays necessary for the efficient detection of cell-free nucleic acids, which can be analyzed at our San Diego-based CLIA laboratory. Because of the small size of cell-free nucleic acids in urine, having an isolation method that efficiently captures short nucleic acids is critical.  We have multiple methods (patents and pending patents) for the isolation of nucleic acids from bodily fluids, including urine.  Many nucleic isolation methods are not properly suited for the isolation of cell-free nucleic acids in urine.  For example, many DNA isolation kits only capture DNA greater than 200 base-pairs (“bp”) in length, with a few claiming 100 bp or longer.  When compared to leading kits for the isolation of DNA from bodily fluids, we have observed, by conducting internal studies, that our method is three to twenty times more efficient in isolating short targets of DNA (e.g., 50 bp) target.  In addition to our cell-free nucleic acid isolation method, we have developed our technology for detecting ultra-short amplicons (patents pending).  By combining our proprietary nucleic acid isolation method with our ultra-short amplicon assays, we are able to detect systemically derived mutations in urine.  We believe that these methods are also applicable to other small or fragmented nucleic acids, including cell-free DNA from blood and formalin-fixed, paraffin-embedded samples.

We are addressing a gap between single-gene PCR assays that can be limited by sample availability and expensive, broad, multigene panels hindered by low clinical sensitivity for mutation detection. In 2017, we plan to introduce our first pan-cancer multigene panel and to offer key institutions and cancer centers the opportunity to bring our proprietary technology and RUO kits in-house for mutation testing and analysis.

Determining DNA and RNA signatures using urine as a “systemic biopsy” may provide a more powerful and effective tool for following and uncovering both pre-clinical and clinical changes, which may include:

•	monitoring cancer patients to determine therapeutic response or non-response and disease recurrence;

•	determining mutational status when tissue biopsy is unavailable or not advisable;

•	monitoring for minimal residual disease (“MRD”) after surgical resection of a malignant tumor, following organ transplant status to watch for rejection;

•	noninvasively securing samples for the clinical diagnosis of infectious diseases; and

•	screening and testing expectant mothers, whose fetuses may be at risk for certain genetic abnormalities.

Currently, these clinical needs are addressed by the use of invasive bone marrow tests, tissue biopsies, and amniocentesis, as well as costly CT, MRI, and PET scans.

This technology we developed in urine can be applied to detection and monitoring in a broad spectrum of diseases and also to a broad spectrum of sample types (blood, CSF, tissue, etc.).

Characteristics of Urine-based Cell-free Nucleic Acid Testing

•	The kidney acts as a filter, passing cell-free nucleic acids from complex, multicellular, multicomponent blood into urine, a less complex aqueous environment.

•	The collection procedure is noninvasive and does not require the involvement of trained medical staff.

•	Urine as a sample type supports repeated testing when required and poses no discomfort for the patient.

•	Cell-free nucleic acids in urine are stable at room temperature for extended periods of time with the addition of a simple preservative. Many other traditional samples are not.

•	Sample processing and tests can often be easily automated.

•	Isolation of cell-free markers from large sample volumes increases sensitivity of the tests. This cannot be done as easily or reliably using tissue specimens, which have inherent limitations.

•
Blood or sputum samples for detection of infectious diseases may not be easily obtained from certain patients, including small children and the elderly.  Urine specimens typically present minimal acquisition concerns.

•	Blood and other bodily fluids can be highly infectious by nature, urine is not.

•	Blood and other bodily fluids are legally considered biohazardous, urine is not.

Clinical Applications

We believe that our urine- and blood based cell-free molecular diagnostic tests will make it easier to address important health problems worldwide and will lead to significant advances in personalized medicine for improved patient care.  We intend to continue amassing clinical evidence for our cancer monitoring tests in three distinct and potentially overlapping stages.  Stage 1 studies are qualitative in nature and are designed to determine the mutational status of actionable biomarkers in urine and blood especially when tissue biopsy is not an option or is inadvisable.  These studies demonstrate concordance (agreement) of the oncogene mutation status between a urine sample, blood sample and a tumor tissue sample.  These studies are considered to have diagnostic value and are designed to prove that urine- and blood based molecular test results closely match tissue biopsy.  The clinical utility of such studies validates that mutational status of actionable biomarkers can be determined in urine or blood when a tissue biopsy is not an option or is not feasible.  Stage 2 studies are quantitative in nature and are designed to assess patient mutational status in urine or blood, longitudinally (over time), as an indicator of responsiveness to therapy and disease status of the patient.  Stage 3 studies are conducted with the goal to demonstrate improved patient outcomes and eventually could lead to changing medical guidelines and establishment of a new clinical standard of care for managing certain cancers.  Demonstrated clinical utility includes quantitatively assessing patient mutational status in urine or blood, longitudinally, for mutational status as well as early detection of resistance to therapy as a decision tool for therapy selection.  Generating clinical data with our technology that supports better patient outcomes and more efficient use of healthcare resources is a key component of Stage 3.

We believe that there are several specific applications of our PCM platform technology with regard to helping oncologists monitor a patient’s mutational status, thereby optimizing the treatment approach and improving outcomes. Our technology can be used to determine a patient’s mutational status for the first time when a tissue biopsy is not feasible, or it can be used to monitor changes in mutational load over time to provide information that can be useful to inform treatment decisions. Should a patient have their tumor removed surgically, our technology can be used to broadly search for minimal residual disease, which can confirm a successful procedure or enable early detection of recurrent disease for improved patient management. Treatment-emergent mutations can also be a major problem and may be drivers of resistance to first-line therapy. Examples of this include the emergent mutation EGFR T790M in lung cancer or KRAS mutations in colorectal cancer. Because our platform can use a noninvasive, easy to obtain sample from the patient, the ability to monitor more accurately and more often, with fewer barriers to doing so, can provide us with key competitive advantages in the marketplace, particularly with regard to monitoring for treatment-emergent mutations.

Oncology

Urine or blood offer an alternative to tissue biopsy and radiographic imaging.  By tracking mutations, we can inform medical practice.  Our initial studies focused on the BRAF mutation because of its link to discreet cancers and associated treatments, as well as the KRAS mutation because of its broad applicability in many cancers.  Additionally, initial studies focused on EGFR and non-small cell lung cancer (“NSCLC”), and specifically the emergence of the resistance mutation T790M, have played a key role in identifying patients who are progressing on 1st or 2nd generation targeted tyrosine kinase inhibitor (“TKI”) therapy, and who may benefit from a 3rd generation TKI. We are now developing National Comprehensive Cancer Network guideline driven, clinically actionable multiGENE pan-cancer and resistance panels for a variety of mutations seen in many common cancer types.

During 2015-2016, we had over 20 ongoing clinical studies with leading cancer centers and pharmaceutical companies to demonstrate the qualitative and quantitative clinical utility of our tests.  Clinical study sites include MD Anderson Cancer Center, Memorial Sloane Kettering Cancer Center, USC Norris Cancer Center, the University of Michigan Comprehensive Cancer Center, as well as other top cancer centers, US Oncology, the Pancreatic Cancer Action Network, and pharmaceutical collaborators.

In particular, in October 2016, we were selected by the Pancreatic Cancer Action Network, as the liquid biopsy provider to participate in Precision Promise, the first large-scale precision medicine trial designed to transform outcomes for patients with pancreatic cancer. The clinical trials aim to evolve the way diagnostics are used to optimize treatment and improve patient survival. The Pancreatic Cancer Action Network is the leading non-profit organization committed to increasing survival for people diagnosed with pancreatic cancer, and is making an initial investment of $35 million in the Precision Promise program to accelerate the clinical trial process to bring promising therapies to patients faster. As a founding member of the initial Precision Promise Industry Working Group, we will contribute to sub-study design and future study objectives. We are engaged with the Pancreatic Cancer Action Network to enter into an agreement for the use of our Trovera™

KRAS liquid biopsy test as a dynamic tool throughout the course of patient treatment with experimental therapies, conducted through the Precision Promise program.

Clinical proof of concept for EGFR, KRAS and BRAF mutation assays

The rociletinib (a 3rd generation tyrosine kinase inhibitor) TIGER-X phase 1/2 study, a collaboration with several leading cancer centers and Clovis Oncology (pharmaceutical company), focused on evaluating the clinical utility of a highly sensitive next-generation sequencing platform for detecting the EGFR T790M resistance mutation in urine and blood from patients with advanced NSCLC. While lung cancer is one of the most aggressive malignancies, progress has been made in the advancement of therapeutic strategies to combat the disease. In particular, epidermal growth factor receptor tyrosine kinase inhibitors (“EGFR-TKIs”), have demonstrated clinical response rates as high as 80% in patients with NSCLC. However; after 6 to 12 months, most tumors develop acquired resistance to these targeted therapies, and the secondary mutation T790M occurs in approximately 60% of patients showing progression on a 1st or 2nd generation TKI. Results from this study were presented at the annual American Society of Clinical Oncology (“ASCO”) meeting and the International Association for the Study of Lung Cancer (“IASLC”) World Conference on Lung Cancer in 2016. The data demonstrates that mutation enrichment NGS testing of urine and plasma combined identified more T790M positive cases (95%) compared to tissue alone (83%) and cases missed by tissue are likely due to tumor heterogeneity and/or inadequate tissue biopsy. Each sample type identified unique T790M positive patients providing complementary information and detection sensitivity. Sensitivity of T790M detection in urine was not influenced by intra- vs extra-thoracic disease, with a combination of urine and plasma testing identifying the most T790M positive patients irrespective of disease status (intrathoracic = 91%, extrathoracic = 96%). Combined analysis of urine and plasma should be considered before tissue testing in EGFR TKI-resistant NSCLC, including patients without extra-thoracic metastases. In July 2016, publication of the preliminary study results, entitled “A Highly Sensitive and Quantitative Test Platform for Detection of NSCLC EGFR Mutations in Urine and Plasma,” demonstrating the clinical and analytical validity of the Trovera™ urine- and blood based liquid biopsy tests to assess EGFR T790M mutational status, was published in the Journal of Thoracic Oncology.

The MD Anderson Cancer Center clinical study focused on detecting and monitoring BRAF and KRAS tumor mutations in ctDNA from urine and blood in metastatic cancer patients.  BRAF mutations are common in colorectal, melanoma, thyroid, and other cancers.  Within the U.S., it is estimated that nearly 730,000 patients have tumors with BRAF mutations.  Several targeted therapies are either on the market or in development for BRAF-mutation positive cancers.

Results from the MD Anderson Cancer Center clinical study were presented at the AACR-NCI-EORTC International Conference in October 2013.  During the study, urine samples from metastatic cancer patients known to have BRAF V600E, KRAS G12D or KRAS G12V mutations were assessed.  Our researchers analyzed the urine samples using our urine-based cell-free molecular diagnostic assays.  Results demonstrated high concordance between urine and tissue mutational status.  In addition, preliminary results indicate that ctDNA BRAF V600E mutation monitoring in urine correlates with clinical response to therapy.  The clinical study demonstrated that BRAF V600E mutations were detected in urine irrespective of the cancer type, and a multitude of different cancer types, including brain cancer (“glioblastoma”), were included in the initial study results.  The BRAF V600E assay demonstrated 95% concordance vs. tissue biopsy (both detected and borderline), and also demonstrated that urinary DNA can be used to detect DNA fragments from circulation that harbor tumor mutations.  The following cancers were detected during the study: NSCLC, papillary thyroid carcinoma, melanoma, colorectal cancer, glioblastoma, adenocarcinoma of unknown primary, ovarian cancer, and appendiceal cancer.  In addition, preliminary results indicate that ctDNA BRAF V600E mutation monitoring in urine longitudinally correlates with clinical response to therapy.

The study also evaluated the feasibility of using massively parallel deep sequencing (i.e., NGS) to identify DNA mutations in the urine and blood of metastatic cancer patients harboring known KRAS mutations.  Leveraging proprietary enrichment methods, our researchers were able to detect mutant ctDNA in the urine of cancer patients with verified KRAS mutations. Data from this study was presented at the 2017 Gastrointestinal Cancers Symposium and published in Clinical Cancer Research (Fujii, et al, 2017). In a cohort of 71 patients with advanced cancers, the KRAS assay had good concordance with tissue testing and changes in urine ctDNA were associated with time to treatment failure

CLIA validated EGFR mutation assays

In the first quarter of 2015, our urine-based tests for the activating mutations, EGFR L858R and EGFR Exon 19 Deletions, as well as the resistance mutation, EGFR T790M, became available to clinicians through our CLIA/CAP-accredited laboratory.  These assays detect and monitor three critical mutations that are believed to drive the progression of NSCLC. The robustness of our ultra-sensitive assays has been demonstrated for the detection of these three EGFR mutations from cell-free DNA in urine.

In November 2015, the first targeted treatment for EGFR T790M mutation-positive NSCLC, Tagrisso (osimertinib), was approved by the U.S. Food and Drug Administration (“FDA”). Additional drug candidates are in advanced clinical development for this indication. We believe that our noninvasive assays for the detection and monitoring of both activating and resistance EGFR mutations have potential to play an important role in the treatment of NSCLC.

An initial clinical study conducted at UC San Diego Moores Cancer Center focused on the determination and monitoring of EGFR T790 resistance mutations in lung cancer patients. With new targeted therapies for EGFR T790M mutation-positive lung cancer on the market or in late-stage clinical development, detection of this resistance mutation has a direct impact on treatment selection for patients who are progressing on first-line targeted therapy.  The primary purpose of this collaborative study was to determine whether EGFR T790M mutations can be evaluated in urine to monitor treatment response in patients that are found to be positive for the mutation. We have several ongoing programs to evaluate the detection and monitoring of EGFR mutational status in lung cancer patients.  A focus of these studies is the emergence of the resistant mutation EGFR T790M in these patients, which can be important for informing treatment decisions. Our collaborators for evaluating our technology in NSCLC include Memorial Sloan Kettering Cancer Center, City of Hope Comprehensive Cancer Center, Clovis Oncology, and Genomac Research Institute, among others.

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

In June 2015, we announced the presentation of clinical study results at ASCO. The study was designed to determine the concordance between tissue and urine in patients with metastatic NSCLC with confirmed or suspected T790M resistance mutation. Additionally, the study tested the hypothesis that T790M could be detected in advance of radiographic scan showing disease progression and that early dynamics of T790M mutational load in ctDNA within the first week may provide insight into tumor biology and predict radiographic response to therapy with 2nd line TKI therapy. Concordance to urine: EGFR T790M mutation was detected in 24 of 35 (69%) patients receiving anti-EGFR treatment. Urine T790M detected in 14 out of 14 tissue-positive patients (100% sensitivity). Early acquisition of EGFR T790M: T790M mutation was detected as early as 3 months prior to radiological progression. Pharmacodynamics of early response seen in urine: Spikes in ctDNA after daily collection may correlate with early tumor lysis.

In November 2015, we announced the presentation of data at the AACR-NCI-EORTC Meeting, assessing EGFR mutation detection in matched urine, plasma and tumor tissue in NSCLC patients treated with an investigational 3rd generation TKI. Approximately 60% of patients who receive an EGFR-TKI develop the acquired resistance mutation T790M. Acquisition of suitable tumor tissue is a challenge for a considerable fraction of advanced NSCLC patients who require EGFR testing. We examined the detection of EGFR T790M mutation in ctDNA from urine, assessed urine sample requirements, and compared the results with contemporaneously matched tumor tissue and plasma in TIGER-X, a phase 1/2 clinical study of rociletinib in previously treated patients with advanced NSCLC and mutant EGFR. The analysis of ctDNA from urine identified a similar proportion of T790M positive patients as tissue- or plasma based testing, with the highest positive percent agreement (“PPA”) among patients with approximately half of a normal void (90-100 mL, PPA=93%). Urine and tissue tests complement one another; each test identifies cases missed by the other. Discordant samples between urine and tissue that were not identified by the tumor test may be explained by tumor heterogeneity and/or inadequate biopsy. EGFR mutation detection from urine should be considered a viable approach, particularly when tumor tissue is not available. Monitoring urine ctDNA T790M mutation levels longitudinally is feasible and is being further explored as a means to inform choice of therapy.

In June 2016, we announced the presentation of data from a large study demonstrating the use of urine testing for the detection of EGFR T790M mutations at ASCO. In an oral presentation entitled, “EGFR Genotyping of Matched Urine, Plasma, and Tumor Tissue in Non-small Cell Lung Cancer Patients Treated with an EGFR Tyrosine Kinase Inhibitor,” we presented data that demonstrated the clinical response to rociletinib was comparable irrespective of whether T790M status was identified by urine, plasma or tissue biopsy.

In December 2016, we announced the presentation of data from a large study entitled “A Highly Sensitive Next Generation Sequencing Platform for Detection of NSCLC EGFR T790M Detection in Urine and Plasma,” at the IASLC World

Conference on Lung Cancer. In this study we demonstrated mutation enrichment NGS testing by urine and plasma by Trovera™ testing in combination identified 94.8% of T790M positive cases. Combination of urine and plasma may be considered before tissue testing in EGFR TKI resistant NSCLC, including patients without extrathoracic metastases

In December 2016, we announced the presentation of an outcomes and total cost of care analysis using urine ctDNA T790M mutation testing in patients with NSCLC, at the IASLC World Conference on Lung Cancer. The analysis showed that a Urine Testing Strategy (“UTS”) is expected to reduce biopsies and associated risk of complications by 55.6% compared with a Tissue Testing Strategy (“TTS”). Cost savings exceeding $1,200 are anticipated and may be 2-to 3-fold greater (>$2,700 per test ordered). UTS increases the likelihood of detecting T790M and treating appropriately. Savings significantly depend on factors including the type of treatment for T790M-negative disease. The actual cost of care is likely higher, as costs vary depending on the setting, thus savings from avoided biopsies and their complications are likely larger than what is reported in the base case. Novel technologies may have detection rates approaching 100%. As shown in this analysis, the UTS care pathway with a detection rate of about 80% is sufficient to realize considerable costs relative to TTS. The rational and efficient use of resources will necessarily put great emphasis on assigning a unit cost to the test in relation to its clinical and economic value. UTS is a dominant care pathway relative to TTS. It saves costs and improves the patient experience.

In December 2016, we announced the presentation of a case series of NSCLC patients and the longitudinal monitoring of ctDNA EGFR mutation burden from urine and the correlation with patient response to treatment with TKIs, at the IASLC World Conference on Lung Cancer. The patient cases presented were those in which urinary mutational EGFR assessment aided in the diagnostic workup and clinical management of patients. Recent work demonstrated that EGFR ctDNA can serve as an early indicator of therapeutic response. This can provide valuable information particularly in the setting of late-stage patients treated with experimental therapies or in patients progressing on therapy. The noninvasive nature of urinary liquid biopsies allows for repeat testing to capture dynamic changes in systemic ctDNA load. The dynamic changes in ctDNA EGFR systemic load observed in this patient case series is consistent with previous findings. While further work is needed to characterize ctDNA as a formal tool for disease evaluation (e.g. RECIST), dynamic changes in ctDNA load have emerged as potentially viable biomarkers to monitor disease burden and early response to therapy. The manuscript titled, “Longitudinal Monitoring of ctDNA EGFR Mutation Burden from Urine Correlates with Patient Response to EGFR TKIs: A Case Series,” was published in the journal, Lung Cancer, in February, 2017.

CLIA validated BRAF mutation assay

In October 2013, our first urine test for cancer mutation monitoring was made available to clinicians through our CLIA/CAP-accredited laboratory.  The robustness of our ultra-sensitive assay procedure has been demonstrated for the detection of the BRAF V600E mutation from ctDNA in urine.  This mutation commonly occurs in melanoma.  Of the more than 70,000 cases of melanoma diagnosed each year in the U.S., up to 70% harbor a BRAF-type mutation and of those, 80% may be positive specifically for BRAF V600E.  There are several approved targeted therapies for the treatment of BRAF-positive melanoma, making mutational status monitoring an area of clinical interest among treating physicians.

Our ctDNA BRAF test is a laboratory developed test (“LDT”), designed to detect and monitor this mutation in metastatic cancer patients with biopsy-proven V600E BRAF mutation in their tumor.  It is the first and only commercial assay within our cancer monitoring portfolio performed using a ddPCR platform.  Using urine as a noninvasive, systemic sample, the ctDNA BRAF test could help physicians monitor changes in mutation status for patients requiring therapy for cancers that have this mutation.  For patients with difficult-to-biopsy metastatic tumors, urine-based mutation testing may also provide a viable alternative to gauge mutation status as part of the initial treatment workup.

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

In June 2014, we announced that expanded clinical study results demonstrating the utility of our PCM platform were released at the 50th Annual Meeting of the ASCO.  Data from a study in multiple cancer types were published in the 2014 ASCO Annual Meeting Proceedings, a Journal of Clinical Oncology by Filip Janku, M.D., Ph.D., University of Texas MD Anderson Cancer.  In this study, longitudinal analysis of sequential urine samples demonstrated a statistically significant correlation between changes in the amount of BRAF V600E mutation load and treatment response with targeted drug therapy

(p=0.002), per RECIST 1.1 criteria.  Results also demonstrated that patients with a decrease in BRAF V600E mutation load had a longer median time to treatment failure compared to those that did not (259 days versus 61 days; p=0.002).  Patients in the study had melanoma (n=7), NSCLC (n=3), colorectal cancer (n=2) and other forms of cancer (n=5).  Additionally, clinical results from a study in patients with histiocytic disease were presented by Eli Diamond, M.D., Memorial Sloan Kettering Cancer Center.  In this study, our PCM technology demonstrated 93% concordance for identifying the BRAF V600E mutation and confirmed the absence of the mutation in the six patients whose biopsies tested negative.  Our assay also detected the BRAF V600E mutation in two patients for whom tissue biopsy material was inadequate to determine mutational status, and these results were subsequently confirmed with follow-up biopsies.  Our PCM platform showed 100% concordance in monitoring response to therapy in six study subjects who tested positive for the mutation and were treated with a BRAF inhibitor.  Results from this study were published in the journal, Cancer Discovery, and in clinical consensus guidelines for the diagnosis and treatment of patients with the histiocytic disease, Erdheim-Chester disease.

CLIA validated KRAS mutation assay

In March 2014, our urine based test for KRAS mutations became available to clinicians through our CLIA laboratory.  This assay detects and monitors the seven most commonly encountered mutations of the KRAS oncogene and is our first multiplexed oncogene mutation assay utilizing next-generation sequencing as a mutation detection platform.  The robustness of our ultra-sensitive assays has been demonstrated for the detection of KRAS mutations from cell-free DNA in urine.  This mutation commonly occurs in patients diagnosed with either colorectal cancer, pancreatic cancer, or lung cancer.  Pancreatic cancer is one of the deadliest human malignancies. According to the American Cancer Association, approximately 53,000 Americans will be diagnosed with pancreatic cancer this year, and roughly 42,000 will die from the disease. Of the more than 1.1 million estimated cases of colorectal cancer in the U.S., up to 40% are estimated to harbor KRAS mutations.  In pancreatic cancer and lung cancer, approximately 90% and 15% of patient’s harbor KRAS mutations, respectively.  Because of the prevalence of this mutation in several important cancer types, detecting and quantitatively monitoring KRAS mutational status is an area of clinical interest among treating physicians.

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

In November 2015, we presented clinical results at the AACR-NCI-EORTC meeting highlighting our ability to detect and quantitate KRAS mutations in blood and urine samples from patients with advanced colorectal cancer.  Results showed a highly correlated response.  Of the blinded retrospective plasma cell-free DNA samples evaluated, 95% displayed the KRAS mutation concordant with tumor tissue, and for evaluable urine samples in the study, 92% displayed the KRAS mutation concordant with tumor tissue.  The majority of patients in the study underwent surgery and received neo-adjuvant or adjuvant therapy, and serial monitoring of KRAS mutations using our assay showed a clear correlation between blood and urine samples.  An estimated analytical limit of detection of two copies per ~100,000 genome equivalents, or 0.002% was observed in the study, demonstrating very high analytical sensitivity.

In May 2016 we announced the presentation of data at the AACR Pancreatic Cancer Meeting. Data from this large clinical study in patients with pancreatic cancer demonstrates the high detection rate and ability to monitor KRAS mutations. 92.9% of metastatic pancreatic cancer patients were determined to be KRAS positive using our KRAS liquid biopsy test, which matches the published prevalence of KRAS mutations in pancreatic cancer (~90%). While little progress has been made in the treatment of pancreatic cancer over the past several decades, advances in the understanding of the disease's biology provide new potential opportunities for treatment. ctDNA KRAS levels can be used to distinguish between locally advanced and metastatic cancer, suggesting an improved biomarker for disease differentiation. Longitudinal monitoring of KRAS can be informative in determining responsiveness to therapy and to predict disease progression months in advance of imaging. This dataset is the largest prospective study exploring ctDNA KRAS in unresectable pancreatic cancer.

Additional mutation assays and clinical programs

We remain focused on expanding the mutation coverage of our platform to address the relevant clinically actionable driver and resistance mutations in cancers for which the National Comprehensive Cancer Network guidelines recommend targeted therapies, such as lung cancer, colorectal cancer, pancreatic cancer, and melanoma. In addition to our assays for the BRAF, KRAS, and EGFR oncogenes, we are also developing more comprehensive mutation coverage for these other cancers and are adding additional oncogenes with an initial focus on lung and colorectal cancer, as well as targeting clinically validated resistance mutations for gene rearrangements such as ALK, RET, and ROS. The primary objective of our clinical development program is to demonstrate utility for noninvasive, near real-time detection and monitoring of oncogene mutations for any tumor type with our highly sensitive urine- and blood-based platform. Our clinical programs with top-tier cancer centers will continue to drive multiple opportunities for data presentations at key conferences and publications in peer-reviewed journals.

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

In August 2014, we presented results from two clinical studies at the 29th International Papillomavirus conference for our urine-based diagnostic test for the detection of high risk strains of HPV.  Results from both pilot studies consistently demonstrated that our urine-based HPV assay had sensitivity greater than 90% for identifying women with high grade cervical intraepithelial neoplasia (“CIN”2/3).  Assay performance was comparable to traditional HPV testing with commercially available tests in patient-matched cervical samples.  In one of the studies, urine collection was examined to establish standardization of urine as a clinical specimen for high-risk HPV testing.

In February 2015, clinical results from the PREDICTORS 4 trial were presented at the European Research Organization on Genital Infection and Neoplasia (“EUROGIN”) 2015 Congress, which demonstrated high sensitivity for our noninvasive, urine-based HPV assay when determining HPV types and cervical lesions or cervical intraepithelial neoplasia (“CIN”) Grade 2/3. Within the PREDICTORS 4 trial, urine and cervical samples were collected from 501 women, and data from this large patient subset demonstrated that sensitivity with our HPV assay for cervical samples was comparable to established cervical screening tests. Sensitivity of our HPV assay using cervical samples was 96.3% for CIN Grade 3+ and 94.5% for CIN Grade 2+. Sensitivity for urine samples was 91.4% for CIN Grade 3+ and 89.0% for CIN Grade 2+. Furthermore, detection of high risk HPV in urine was not different from cervical samples for all age groups of women in the study (18-29 years, 30-39 years and 40-69 years). The study authors concluded that while there is a small loss of sensitivity in urine, the greater than 90% sensitivity for CIN Grade 3+ is still better than conventional Pap cytology, which makes this assay a good candidate in our efforts to increase adoption of HPV testing, especially for women who are not currently being screened for cervical cancer.

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

Prenatal Genetics

The combination of NGS or ddPCR with our proprietary cell-free nucleic acid technology would allow for truly noninvasive prenatal screening of aneuploidies and monogenic disorders. We may pursue the development of our technology for use in prenatal genetics through licensing agreements.

Transplant

Patients who receive solid organ or bone marrow transplants are at risk of rejection, particularly during the first few months following surgery. Noninvasive monitoring of transplant status could replace repeated biopsies and blood tests, while keeping both the patient and the physician informed about potential problems.

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

Our proprietary methods provide the fourth and final requirement, the provision of an abundant systemic sample that allows the purification of cell-free nucleic acids in amounts necessary to detect rare mutations.  Furthermore, the “liquid biopsy” provided by urine can be collected frequently, is truly noninvasive, and requires no specialized personnel to collect it.

Taken together, these developments will increase the effectiveness of cancer diagnostics, improve healthcare spending efficiency and overall enable better patient care.  These developments have made the era of personalized precision medicine in cancer possible.

The Market

The global molecular diagnostics market is forecast to reach nearly $8.0 billion by 2018, a compound annual growth rate (“CAGR”) of 9.7%, from 2013-2018.  This market is segmented on the basis of application, technology, end user, product, and geography.  Based on application, the market is further segmented into infectious diseases, oncology, genetics, blood screening, microbiology, and others.  Infectious diseases secured the largest market share, whereas oncology was the fastest growing segment amongst the rest.  The driving forces of the molecular diagnostics market include the rising incidences of infectious diseases, genetic disorders, and cancer, as well as technological advancements such as assay improvements, new diagnostic tests with novel clinical utility, and portability of equipment.  The technology segment of the molecular diagnostics market is comprised of polymerase chain reaction (“PCR”), Isothermal Nucleic Acid Amplification Technology, hybridization, DNA sequencing and NGS, microarray, and others.

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

We believe the liquid biopsy kit market will exceed $5.0 billion dollars by the year 2020. This market consists of instrument sales, detection and monitoring of prominent mutations in lung and colorectal cancer. There is a strong desire on the part of clinical research pathologists to utilize liquid biopsy testing at their institutions using broad and established next generation sequencing technology. Thirty percent of clinical molecular laboratories currently perform NGS based testing. Our new multigene, clinically actionable and highly sensitive panels and mutation enrichment technology offer industry-leading sensitivities that enable detection and monitoring of driver and resistance mutations associated with many of the common solid tumor cancers. We believe that our broad intellectual property portfolio positions us well within these markets to develop and market molecular diagnostic products. The use of urine as a sample should provide a paradigm shift in screening and monitoring practices as it provides an easier sample to acquire in a truly noninvasive fashion, with more nucleic acid targets present in the sample leading to greater sensitivity.  We believe these modified testing practices will most likely meet with wide physician and patient acceptance in oncology, infectious disease, transplantation, and potentially, prenatal diagnostics.

Commercial Markets — Internal Focus

Oncology

Cancer mutation testing and monitoring is the priority area for our scientists and commercial personnel.  Early data from ongoing clinical studies have shown that ctDNA analysis may be useful for determining the presence or absence of actionable mutations, and for monitoring therapeutic response and recurrence in solid tumor cancers.  Such testing could serve to help physicians make treatment decisions, monitor early and ongoing response to therapy or minimal residual disease after surgery, identify signs of early progression, or see markers of resistance emerge prior to clinical presentation.  Once therapy is completed, a simple urine or blood test can be used to monitor for early signs of disease recurrence over time.  The market for these tests, which is diagnosed cancer patients possessing mutations known to have clinical or therapeutic importance, is already established.  Use of urine- or blood based testing could be disruptive and change the pattern of use of other cancer monitoring tools, including imaging technologies, such as PET, CT and MRI scans.

According to the American Cancer Society’s (“ACS”) 2015 report, there are approximately 565,000 patients that die every year from cancer, not including cancers of the blood, bone marrow or lymphatic system.  Using this number as a proxy for metastatic cancers, it can be assumed that all of these patients are being treated within 12 months of death for their disease.  Testing and monitoring these patients for response to therapy or progression while on therapy, or for markers of resistance to therapy (like EGFR T790M for lung cancer), would be a natural extension of our technology.  The average lung, breast, or colon cancer patient receives between 18-21 radiographic imaging procedures (PET, CT, MRI, etc.) during the two years following their diagnosis.  This averages to approximately nine to ten scans per patient per year.  Use of a urine- or blood based monitoring test at the start of therapy, at several points in time during therapy, and at the completion of therapy would represent approximately six to ten separate testing events that could occur within a 12-month period.  At a reimbursed price of approximately $1,000 per test, the total available market (“TAM”) for treatment response monitoring in the U.S. could be worth between $3.0 billion and $5.0 billion annually.

Once patients with cancer, primary or metastatic, have completed therapy, they will require monitoring for possible progression and for the appearance of resistance markers, since many metastatic patients may remain on lower-dose “maintenance therapy” during the remainder of their lives, or until treatment is no longer considered an option.  According to the ACS, as of January 2014, there were nearly 14.5 million patients alive in the U.S. who had been treated for cancers that have metastatic potential.  Use of a urine- or blood based mutation monitoring test once a year at $1,000 per test would equate to a TAM for recurrence monitoring in the U.S. of approximately $14.5 billion annually.

Beyond cancer patients being actively treated or monitored over time, ctDNA testing may eventually emerge as a viable option for pre-cancerous screening.  This was recently evaluated in a cancer clinical study at Thomas Jefferson University, funded jointly by the NIH and the National Cancer Institute (“NCI”).  The study demonstrated that DNA fragments carrying a specific mutation (KRAS), and released from pre-cancerous colon polyps, can be detected in the urine of patients.

Studies have shown that cancer patients who have KRAS mutations do not respond successfully to treatment with anti-EGFR drugs such as Erbitux, Iressa, Tarceva, Tykerb, and Vectibix.

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

Screening and monitoring for KRAS and other key biomarker mutations (i.e. BRAF, EGFR, NRAS, PIK3CA, etc.) using urine-based tests would provide a simple, noninvasive, cost-effective, and convenient testing option, versus tissue biopsy, for physicians and patients.  Urine samples may even be collected in the patient’s home as required, or as requested by the physician.

Simple urine- and blood based assays would likely lead to improved personalized medicine for patients, resulting in the right drug being prescribed for the right patient at the right time.  We believe this technology will lead to an improved quality of life for patients and will become part of a new standard of care for those patients and physicians waging the fight on cancer.

Drug Development and Monitoring of Therapeutic Outcomes

Cell-free DNA diagnostic technology has significant potential as a simple, quick, noninvasive way of monitoring clinical responses to drugs in clinical development and evaluating patient-specific responses to already approved and marketed therapies.  Specific target applications include, but are not limited to, the detection of metastasis following tumor surgery, monitoring of response and tumor progression during chemotherapy, immunotherapy, and/or radiation therapy, development of optimal hormonal and chemotherapeutic treatment protocols, and monitoring of transplantation patients on immunosuppressive drugs.

With cancer today, it is often difficult to determine if a particular patient is responding to their current therapeutic regimen.  Generally, patients are re-examined periodically to determine if a tumor has grown in size, reduced in size (i.e., partial response), disappeared (i.e. no sign of disease - complete response) or remained the same (stable disease).  If the tumor has grown in size or remained the same, treatment may be adjusted.  By measuring and monitoring tumor specific genetic markers in a patient’s urine pre-, peri- and post-chemotherapy or targeted therapy, it may be possible to more quickly determine whether a patient is responding to therapy.  Use of ctDNA diagnostics may permit more rapid and real-time therapeutic decisions on a patient-specific basis.  Approximately 1.7 million new cancer cases are diagnosed annually, and there are several hundred companies developing therapeutic agents in the U.S. alone.  We believe this indicates a large potential application to use ctDNA diagnostic technology for both drug development and the monitoring of therapeutic outcomes.

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

There is a tremendous unmet need for a new noninvasive, simple, private, and cost effective test to simplify the HPV screening process for patients and, in turn, improve compliance.  We believe our urine-based HPV test has the potential to address these market needs.

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

Technologies for the collection, shipment and storage of urine specimens, and cell-free nucleic acid extraction

Successful implementation of our cell-free nucleic acid technology in molecular testing is tightly linked to the availability of techniques and procedures for cell-free nucleic acid preservation, purification, and analysis.  Our strategic plan includes the allocation of sufficient resources for the creation of robust, feasible, and inexpensive approaches to improve the efficiency of working with urine samples. In November 2016, we entered into a long-term Supply and Distribution Agreement with Boreal, merging our respective technologies to co-develop urine and blood ctDNA assay kits and systems. Through this partnership, we intend to address an unmet need in the liquid biopsy testing market by providing an assay platform to enable simple, routine, low cost sample processing that can be run by NGS laboratories of research institutions, cancer centers, and service facilities around the world. Boreal and our Company have each contributed proprietary technology and methods to enhance ctDNA detection capabilities from urine and blood to develop a series of cancer specific multigene panels planned for launch in 2017.

Our investment in the research and development of new nucleic acid preservatives or methods, which improve the stability of urine as a cell-free nucleic acid specimen led to the development of a new urine collection and DNA preservation cup (“Next™Collect”). We are also developing a DNA extraction and isolation kit (“Next™Extract”) that will make it feasible to further automate extraction and isolation of DNA from urine. Upon the completion of such projects, it is our expectation that a simple and streamlined method can be “kitted” as a stand-alone product to provide academic researchers with reagents that they can purchase and utilize in their own laboratories.

Our research and development program serves three primary purposes: it will (1) accelerate the rate of publications and development of the body of evidence supporting urine as a viable specimen and, therefore, market acceptance of urine-based ctDNA testing, (2) create an RUO product for direct sale, and (3) provide a foundation for our technology transfer programs to partner reference laboratories seeking to bring ctDNA testing technology in-house.

Expansion of Analytically Validated Instrumentation, Systems, and Platforms

A unique element of our cell-free nucleic acid testing method is its design, which is focused on “counting” the target molecules already enriched through our initial proprietary specimen collection, isolation, and amplification procedures. This molecular counting is currently achieved in our CLIA/CAP-accredited laboratory by using Illumina MiSeq systems as the detection platform; however, this molecular counting is not limited to just this type of system. Alternative NGS systems, Mass Spectrometry-based systems, ddPCR, or MicroArray reading systems may also be used in conjunction with our front-end sample preparation technology. As we expand our menu of targeted biomarker tests, we will also broaden the available platforms that can be used as detectors. When coupled with the RUO kitting program referenced above, the benefit of multiple analytically validated detection systems will increase the addressable market for our technology transfer program and future commercial partnerships.

Our Business Strategy

We plan to leverage our cell-free nucleic acid technology to develop and market, either independently or in conjunction with partners, molecular diagnostic products in our core market, oncology, as well as other markets including infectious disease, transplantation, and prenatal diagnostics. Our primary focus is utilizing our core technology in measuring ctDNA in urine and blood with our proprietary platforms, and research use only kits and reagents. We look to commercialize our technology by providing testing services from our CLIA/CAP-accredited laboratory in San Diego, California as well as by distributing RUO kits and systems to clinical research laboratories, leading cancer centers and pharmaceutical companies.

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

We may pursue FDA review and approval for our products in the future.  Assuming we receive FDA clearance or approval for our products, we would plan to market such urine- and blood based test kits with clinical claims for use.  We also intend to complete business partnerships (out-license agreements) with diagnostic and pharmaceutical companies in the U.S., Europe, Asia Pacific and the rest of the world as appropriate given market conditions and opportunities.  This strategy would provide both short-term (license fees) and long-term (royalty) revenue streams.  Licensees of our technology will use our platform technology in the clinical development of their products, to monitor patients taking their marketed products (i.e., TNF inhibitors) and in certain situations to develop, market and sell our cell-free molecular diagnostic technology in predefined fields of use and geographic territories.  We plan to become a fully vertically integrated business in which we develop, manufacture, register, market, and sell our products.

Beginning in the fourth quarter of 2016, and forming the basis of our business strategy for 2017, we are addressing a gap between single-gene PCR assays that can be limited by sample availability and expensive, broad, multigene panels hindered by low clinical sensitivity for mutation detection. In 2017 we plan to introduce our first pan-cancer multigene panel and to offer key institutions, cancer centers and research laboratories the opportunity to bring our proprietary technology and RUO kits in-house for clinical research purposes. We believe this strategy, coupled with strong clinical results supporting the use of our ctDNA molecular diagnostic technology, will lead to broad market adoption of our technology and kits.

Research and Development

As of December 31, 2016, we had 31 dedicated scientists located in our office in San Diego, California. Our research and development team is composed of researchers and scientists (Ph.Ds.), laboratory associate scientists, and experts in clinical development and regulatory affairs of molecular diagnostics.  We plan to introduce new products to the market for use as LDTs testing services from our CLIA lab or as RUO kits for clinical research by third party institutions. Information and documentation systems infrastructure (e.g., design history files and firewalls) must be in place to support the confidentiality of multiple partnering programs and the rigorous scientific and regulatory oversight needed for products in the in-vitro diagnostics markets. Research and development expenses for the years ended December 31, 2016, 2015 and 2014 were approximately $15.0 million, $10.6 million and $6.7 million, respectively.

Intellectual Property

We consider the protection of our proprietary technologies and products to be a critical element in the success of our business.  As of December 31, 2016, our wholly-owned and licensed intellectual property included over 120 issued patents and over 60 pending patent applications in the U.S. and abroad.  The pending applications include multiple international applications filed under the Patent Cooperation Treaty (“PCT applications”) that will be used as the basis for multiple additional patent applications.

One group of patents and patent applications includes seven U.S. patents, with 39 counterpart patents in Japan, China, Hong Kong and Europe, including the major markets of the European countries.  These patents are directed to the detection of nucleic acid sequences in urine and nucleic acid modifications and alterations in urine.  This patent family includes claims directed to prenatal analysis of fetal DNA, the determination of the sex of a fetus and the detection of diseases such as Down Syndrome caused by genetic alterations.  Other patented claims are directed to detecting and monitoring cancer through urine-based testing, nucleic acid screening, and monitoring in cases of transplantation and infectious diseases, including infection by viruses and pathogens, and other potential diagnostic and genetic testing applications.  Members of this patent group expire between 2018 and 2026. Additional pending claims are directed to the preparation of cell-free nucleic acids, as well as detection of short cell-free nucleic acid molecules which, if granted, will expire between 2028 and 2033.

A second group is directed to the detection of specific gene mutations and indicators of disease.  These include NPM1 mutations, BRAF mutations, SF3B1 mutations, HPV, AML, and hairy cell leukemia.  The detection includes analysis of cell-free nucleic acid molecules.  This group includes U.S. patent numbers 8,222,370 B1, 8,501,924 B1, 8,642,261 B1, 9,222,137 B1, and 9,435,265 B1 as well as four pending U.S. patent applications.  There are also 19 pending non-U.S. and PCT patent applications.  Members of this patent group expire between 2025 and 2034.

A third group is directed to our molecular detection platform utilizing proprietary probe chemistry on optical detectors such as complementary metal-oxide semiconductors (“CMOS”).  This platform technology utilizes a conjugated probe and optical detection of analytes in medical diagnostics.  This group includes one issued patent in Japan and patents in the major markets of Europe, with pending applications in the U.S. and Hong Kong.  Members of this patent group expire beginning in 2022.

Applications are also pending to protect proprietary methods of collecting, extracting, detecting and enriching small concentrations of short nucleic acid sequences, and detecting and monitoring mutations in diseases, such as cancer, over time. Currently, this group includes one issued U.S. Patent with counterparts in the major markets of Europe, and more than 25 pending applications worldwide.

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

We may rely on trade secrets to protect our technology, which are difficult to protect.  We seek to protect our proprietary technology and processes by entering into confidentiality agreements with our employees, consultants, and contractors. These agreements may be breached, we may not have adequate remedies for any breach and our trade secrets may otherwise become known or be independently discovered by competitors.  To the extent that our employees or our consultants or contractors use intellectual property owned by others in their work for us, disputes may also arise as to the rights in related or resulting know-how and inventions.

Manufacturing and Distribution

In 2017, we will continue offering laboratory testing services of LDTs from our CLIA/CAP-accredited laboratory. Our primary customers for these LDT’s are pharmaceutical companies and third party laboratories. In addition, we plan to offer our Next™Collect urine collection and DNA preservation cup, Next™Extract DNA extraction and isolation kit, and ERTHOS™ mutation enrichment system and associated pan-cancer multigene panels for RUO. We are working to establish manufacturing, kitting and distribution partners for our proprietary and branded new product offerings.

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

In 2017, we plan to continue developing and publishing clinical evidence around the utility and performance of our testing platform to ensure favorable reimbursement. The reimbursement environment for molecular diagnostics is rapidly evolving and the trend for regulators and payors is to place increased value and emphasis on proprietary, single-source tests with strong evidence of clinical utility. Importantly, under the Protecting Access to Medicare Act of 2014 (“PAMA”), advanced laboratory developed tests, those involving analysis of multiple biomarkers or unique algorithms, will likely receive special treatment under the PAMA reimbursement scheme. Payors will continue to look for three levels of evidence when they decide whether or not to cover a test. The first is analytical validity, which refers to the accuracy, precision, and reproducibility of the test results. The second is clinical validity, which is the correlation of the test results with the clinical outcomes of interest. The third is clinical utility, which refers to how use of the test influences clinical decision-making and/or improving patient outcomes, which is well-documented in publications of our data.

Government Regulation

Regulation by governmental authorities in the U.S. and other countries will be a significant factor in the development, production and marketing of any products that we may develop.  The nature and extent to which such regulation may apply will vary depending on the nature of any such products and the policy of each country.  Virtually all of our potential products will require regulatory allowance or approval by governmental agencies prior to commercialization.  We may submit and obtain FDA approval or clearance for some or all of our diagnostic products.  Pursuing and receiving FDA approval or clearance may be vital to maximizing our customer base and revenue potential for our numerous products.

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

We believe that direct competition in the area of cell-free DNA detection and analysis is precluded by our growing patent estate.  However, there are other companies working in the area of cell-free nucleic acids and circulating tumor cell (“CTC”) collection and analysis in blood plasma that could compete in similar clinical areas, including disease detection, therapeutic response monitoring and minimal disease detection.  These companies include Roche Cobas, Guradant, Foundation Medicine, Illumina, Inc., Thermo Fisher, Sysmex-Inostics GmbH and numerous other smaller companies, both in the research and development and early commercial development phases.  We believe that the advantages of our proprietary enrichment methodologies overcome the challenges of multiplexing broad mutation content while avoiding non-specific wild-type amplification that restricts the limit of detection capability and related sensitivity associated with PCR and Hybrid Capture based technologies.

Employees

As of February 28, 2017, we had a total of 53 employees, all of whom were full-time. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. An investor should carefully consider the risks described below as well as other information contained in this Annual Report on Form 10-K and our other reports filed with the SEC. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our securities could decline, and investors in our company may lose all or part of their investment.

Risks Related to Our Business

We are a development stage company and may never earn a profit.

We are a development stage company and have incurred losses since our formation. As of December 31, 2016, we have an accumulated total deficit of approximately $148.1 million. For the fiscal year ended December 31, 2016, we had a net loss attributable to common stockholders of approximately $39.2 million. To date, we have experienced negative cash flow from development of our cell-free molecular diagnostic technology. We have generated limited revenue from operations, and we expect to incur substantial net losses for the foreseeable future as we seek to further develop and commercialize our cell-free molecular diagnostic technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from our cell-free molecular diagnostic technology or attain profitability, we will not be able to sustain operations.

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

As of December 31, 2016, our cash balance and short-term investments was approximately $37.9 million and our working capital was approximately $31.2 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. We have historically relied upon private and public sales of our equity, as well as debt financings to fund our operations. At December 31, 2016, we had $16.5 million outstanding under debt agreements. In order to raise additional capital, we may seek to sell additional equity and/or debt securities or obtain a credit facility or other loan, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unfavorable terms.

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

We entered into a Loan and Security Agreement, dated as of June 30, 2014, as may be amended from time to time, with Oxford and SVB, or the Lenders, as amended, or the Loan and Security Agreement, for a term loan of $15.0 million. The term loan is secured by all of our assets, other than our intellectual property. In addition, we entered into a Loan and Security Agreement, dated as of November 17, 2015, as may be amended from time to time, with SVB that provides for cash borrowings for equipment of up to $2.0 million, secured by the equipment financed, or the Equipment Line of Credit. The Loan and Security Agreement and the Equipment Line of Credit each contain affirmative and negative covenants that, among other things, restrict our ability to:

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

The Loan and Security Agreement and the Equipment Line of Credit could prevent us from taking certain actions without the consent of the Lenders and, if an event of default should occur, we could be required to immediately repay the outstanding indebtedness. If we are unable to repay this debt, the Lenders may elect to foreclose on the secured collateral, including our cash accounts, and take other remedies permitted under the Loan and Security Agreement and the Equipment Line of Credit, as applicable. Even if we are able to repay the indebtedness upon the occurrence of an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned. In addition, the interest rates on our Loan and Security Agreement and the Equipment Line of Credit are variable rates based on the prime rate and any increases in the prime rate would increase our interest rate payments and could adversely impact our financial condition. The occurrence of any of these events could materially adversely affect our business, prospects and financial condition.

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

We will need to make leading physicians aware of the benefits of tests using our technology through published papers, presentations at scientific conferences and favorable results from our clinical studies. In addition, we will need to gain support from thought leaders who believe that testing a urine specimen in addition to or in lieu of a blood or tissue specimen for molecular markers will provide superior performance. Ideally, we will need these individuals to publish support papers and articles which will be necessary to gain acceptance of our products. There is no guarantee that we will be able to obtain this support. Our failure to be successful in these efforts would make it difficult for us to convince medical practitioners to order cell-free molecular diagnostic tests for their patients and, consequently, would limit our revenue and profitability.

We currently have limited experience in marketing our products. If we are unable to expand our marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

We have limited experience in marketing our products, expanding our in-house marketing organization and sales force, would require significant capital expenditures, management resources and time. We would have to compete with other molecular diagnostic companies to recruit, hire, train and retain marketing and sales personnel.

Alternatively, we may pursue collaborative arrangements for the sales and marketing of our product candidates or future products; however, we may not be able to establish or maintain such collaborative arrangements or, if we are able to do so, we cannot guarantee that any sales force we use through such arrangements will be effective. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates internally. We also face competition in our search for third parties to assist us with the sales and marketing of our product candidates, which may negatively impact our ability to enter into favorable collaborative arrangements for the sale and marketing of our product candidates.

If our potential medical diagnostic tests are unable to compete effectively with current and future medical diagnostic tests targeting similar markets as our product candidates, our commercial opportunities will be reduced or eliminated.

The medical diagnostic industry is intensely competitive and characterized by rapid technological progress. In each of our potential product areas, we face significant competition from large biotechnology, medical diagnostic and other companies. Certain molecular diagnostics companies have established technologies that may be competitive to our product candidates and any future tests that we develop. Some of these tests may use different approaches or means to obtain diagnostic results, which could be more effective and/or less expensive than our tests for similar indications. Moreover, these and other future competitors have or may have considerably greater resources than we do in terms of technology, sales, marketing, commercialization and capital. These competitors also may have substantial advantages over us in terms of research and development expertise, experience in clinical studies, experience in regulatory issues, brand name exposure and expertise in sales and marketing as well as in operating central laboratory services. Many of these organizations have greater financial, marketing and human resources than we do; therefore, there can be no assurance that we can successfully compete with current or potential competitors, and any such competition could materially adversely affect our business, financial position or results of operations.

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

We believe that many of our competitors spend significantly more on research and development-related activities than we do. Our competitors may discover new diagnostic tools or develop existing technologies to compete with our cell-free molecular diagnostic technology. Our commercial opportunities will be reduced or eliminated if these competing products are more effective, are more convenient and/or are less expensive than our product candidates.

International expansion of our business creates potential regulatory, financial and business risks

We continue to expand our international reach, primarily by partnering with distributors to help us commercialize our Trovera™ liquid biopsy tests outside of the United States. Engaging in international business exposes us to a number of risks, any of which could harm our business, including:

•	challenges associated with complying with multiple, ever-changing local laws and regulations;

•	difficulties in managing international operations;

•	logistics and regulations regarding shipping samples;

•	lack of intellectual property protection in certain areas;

•	and natural disasters, political and economic unrest, and other business restrictions.

Our failure to obtain human urine and blood samples from medical institutions for our clinical studies will adversely impact the development of our cell-free molecular diagnostic technology.

We will need to establish relationships with medical institutions in order to obtain urine and blood specimens from patients that test positive for a relevant infectious disease or from patients who have been diagnosed with solid tumors. We must obtain a sufficient number of samples in order to statistically prove the equivalency of the performance of our assays versus existing assays that are already on the market.

Cell-free nucleic acids in urine and blood are stable at room temperature for extended periods of time with the addition of a simple preservative. Successful implementation of our cell-free nucleic acid technology in molecular testing is closely linked to the availability of techniques and procedures for cell-free nucleic acid preservation, purification and analysis. In the event urine and/or blood specimens are not adequately preserved or are improperly stored or contaminated, we may be delayed in pursuing our clinical studies, and we may incur additional costs associated with procuring new human urine and/or blood samples.

If the validity of an informed consent from a subject was to be challenged, we could be forced to stop using some of our resources, which would hinder our product development efforts.

We have measures in place to ensure that all clinical data and other samples that we receive from our clinical collaborators have been collected from subjects who have provided appropriate informed consent for the data and samples provided to be used for purposes that include commercial diagnostic product and test development activities. We have measures in place to ensure that data and samples that have been collected by our clinical collaborators are provided to us on a subject de-identified manner. We also have measures in place to ensure that the subjects from whom our data and samples are collected do not retain or have conferred to us any proprietary or commercial rights to the data or any discoveries derived from them. We rely on our clinical collaborators for appropriate compliance with the informed consent provided by each subject and with applicable regulations. A subject’s informed consent could be challenged in the future, and any informed consent could prove invalid, unlawful or otherwise inadequate for our purposes. Any findings against us, or our clinical collaborators, could deny us access to or force us to stop using some of our clinical samples, which would hinder our diagnostic product and test development efforts. We could become involved in legal challenges relating to the validity of one or more informed consents from subjects, which could require substantial dedication of time and financial resources.

If our analytical and clinical studies do not prove that our technologies are superior and demonstrate the clinical utility of our technology, we may never commercialize our product candidates and services.

The results of our clinical studies may not show that tests using our cell-free molecular diagnostic technology are superior to existing testing methods and may not demonstrate clinical utility. In that event, we will have to devote significant financial and other resources to further research and development, and commercialization of tests using our technologies will be delayed or may never occur. Our earlier clinical studies included samples from high-risk patients. The results from these earlier studies may not be representative of the results we may obtain from any future studies, which will include a larger percentage of normal-risk patients.

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

We are a small company with 55 full-time employees as of December 31, 2016. Future growth of our company will impose significant additional responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development of cell-free molecular diagnostic technology. Our future financial performance and our ability to commercialize cell-free molecular diagnostic tests and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

In addition, if we, or others, are unable to obtain reimbursement approval from private payors and Medicare and Medicaid programs for our product candidates, or if the amount reimbursed is inadequate, our ability to generate revenues could be limited. Even if we are able to obtain reimbursement for our tests, insurers may withdraw their coverage policies or cancel their contracts with us at any time, stop paying for our tests or reduce the payment rate for our tests, each of which would reduce our revenue. Moreover, we may depend upon a limited number of third-party payors for a significant portion of our test revenues and if these or other third-party payors stop providing reimbursement or decrease the amount of reimbursement for our tests, our revenues could decline.

If we do not receive regulatory approvals, we may not be able to develop and commercialize our cell-free molecular diagnostic technology.

We may need approval from the FDA, to market products based on our cell-free molecular diagnostic technology for diagnostic uses in the U.S. and approvals from foreign regulatory authorities to market products based on our cell-free molecular diagnostic technology outside the U.S. We have not yet filed an application with the FDA to obtain approval to market any of our proposed products. If we fail to obtain regulatory approval for the marketing of products based on our cell-free molecular diagnostic technology, we will be unable to sell such product candidates and will not be able to sustain operations.

We believe the estimated molecular diagnostics market for many diseases in Europe is approximately as large as that of the U.S. If we seek to market products or services in Europe, we will need to receive a CE Mark. If we do not obtain a CE Mark for such products and services, we will be unable to sell this product candidate in Europe and countries that recognize the CE Mark.

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

Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

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

We are subject to other regulation in the United States by both the federal government and the states in which we conduct our business, as well as in other jurisdictions outside of the United States, including:

•	Medicare billing and payment regulations applicable to clinical laboratories;

•	the Federal Anti‑kickback Law and state anti‑kickback prohibitions;

•	the Federal physician self‑referral prohibition, commonly known as the Stark Law, and the state equivalents;

•	the Federal Health Insurance Portability and Accountability Act of 1996;

•	the Medicare civil money penalty and exclusion requirements;

•	the Federal False Claims Act civil and criminal penalties and state equivalents; and

•	the Foreign Corrupt Practices Act, the United Kingdom Anti‑bribery Act and the European Data Protection Directive, all of which apply to our international activities.

We have adopted policies and procedures designed to comply with these laws. In the ordinary course of our business, we conduct internal reviews of our compliance with these laws. Our compliance is also subject to governmental review. The growth of our business and our expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, we could be required to refund payments received by us, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

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

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and judicial decisions, that relate to healthcare availability, methods of delivery or payment for products and services, or sales, marketing or pricing, may limit our potential revenue or force us to revise our research and development programs. The pricing and reimbursement environment may change in the future and become more challenging for several reasons, including policies advanced by the current executive administration in the U.S., new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably.

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

If the FDA were to begin regulating LDTs or RUO kits, or if we decide to market our product candidates as a medical device rather than a LDT or RUO kit, we could be forced to delay commercialization of our current product candidates, experience significant delays in commercializing any future tests, incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval and/or experience decreased demand for or reimbursement of our test.

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

Clinical laboratory tests like our current product offerings are regulated in the U.S. under CLIA as well as by applicable state laws. RUO kits are intended to be used for research purposes only and not for clinical diagnostic applications. Such RUO kits are likely not subject to FDA review and approval. However, the FDA could determine that such RUO kits, either by virtue of their design or use by end customers, are medical devices which are subject to FDA review, regulation and approval. Diagnostic kits that are sold and distributed through interstate commerce are regulated as medical devices by the FDA. Most LDTs currently are not subject to FDA regulation, although reagents or software provided by third parties and used to perform LDTs may be subject to regulation. If we decide to market our product candidates as a diagnostic kit rather than as a LDT or RUO kit, our products would be subject to FDA regulation as a medical device. Further, the container we expect to provide for collection and transport of blood and urine samples from a pathology laboratory to our clinical reference laboratory for use as part of our LDT may be a medical device subject to FDA regulation, and while we expect that it will be exempt from pre-market review by the FDA, there is no certainty in that respect.

We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our LDT product candidates or our RUO kits, either through new policies adopted by the FDA or new legislation enacted by Congress. It is possible that legislation that results in increased regulatory burdens for us to offer or continue to offer our product as a clinical laboratory service will be signed into law, which could materially adversely affect our business, prospects and financial condition.

If pre-market review is required, our business could be negatively impacted until such review is completed and clearance to market or approval is obtained, and the FDA could require that we stop selling our product. If pre-market review of our LDTs or our RUO kits is required by the FDA, there can be no assurance that our product offerings will be cleared or approved on a timely basis, if at all. Ongoing compliance with FDA regulations, such as the QSR and MDR, would increase the cost of conducting our business and subject us to inspection by the FDA and penalties for failure to comply with these requirements. We may also decide voluntarily to pursue FDA pre-market review of our product offerings if we determine that doing so would be appropriate. Some competitors may develop competing tests cleared for marketing by the FDA. There may be a marketing differentiation or perception that an FDA-cleared test is more desirable than our product offerings, and that could discourage adoption and reimbursement of our test.

We may be required to conduct clinical studies and we may find it difficult to enroll patients in such clinical studies, which could delay or prevent clinical studies of our product candidates.

If the FDA decides to regulate our LDTs or our RUO kits, it may require that we conduct extensive pre-market clinical studies prior to submitting a regulatory application for commercial sales. If we are required to conduct pre-market clinical studies, whether using retrospectively collected and banked samples or prospectively collected samples, delays in the commencement or completion of clinical studies could significantly increase our test development costs and delay commercialization. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical studies may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement and completion of clinical trials may be delayed by factors such as unforeseen safety issues, lack of effectiveness during clinical trials, inability to monitor patients adequately during or after testing and slower than expected rates of patient recruitment.

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

Reimbursement from our LDTs is available under the current procedural terminology, or CPT, codes, for molecular-based testing. The American Medical Association CPT® Editorial Panel is continuing its process of establishing analyte specific billing codes to replace codes that describe procedures used in performing molecular testing. The adoption of analyte specific codes will allow payors to better determine tests being performed. This could lead to limited coverage decisions or payment denials for our product candidates or products we may develop in the future, which could materially adversely affect our business, prospects and financial condition.

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

Certain rights that we in-license from third-parties are not within our control, and we may be negatively impacted it we lose those rights.

We license some of the technology that is necessary for our products and services from third. In connection with such in-licenses, we may agree to pay the licensor royalties based on sales of our products, which become a cost of product revenues and impact the margins on our products and services. We may need to in-license other technologies in the future to commercialize on our products and services. We may also need to negotiate licenses after launching our products and services. Our business may suffer if any such licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid, or if we are unable to enter into necessary licenses on acceptable terms.

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

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. For example, during the year ended December 31, 2016, the closing price of our common stock ranged from a low of $2.00 to a high of $6.88. These fluctuations may be due to various factors, many of which are beyond our control, including:

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

As of December 31, 2016, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned approximately 17.9% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease approximately 26,100 square feet of laboratory and office space for our headquarters in San Diego, California under a lease agreement, as amended from time to time, that expires in December 2021. In November 2015, we also leased approximately 2,300 square feet of lab and office space in Torino, Italy under a lease agreement that expires December 31, 2018. We believe that our facilities are adequate for our needs for the immediate future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business.  We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us, except for the following:  On March 28, 2016 we filed a complaint in the Superior Court of the State of California for the County of San Diego against Dr. Antonius Schuh, our former Chief Executive Officer (“CEO”) and Mr. Stephen Zaniboni, our former Chief Financial Officer (“CFO”), for, among other things, breach of fiduciary duty for failing to present a lucrative corporate opportunity to us concerning promising new therapeutics in the field of precision medicine and instead taking that opportunity for their own personal benefit.  The complaint asks that Dr. Schuh and Mr. Zaniboni be required to turn over their interests in these new therapeutics to us. Dr. Schuh and Mr. Zaniboni filed a cross complaint in the Superior Court of the State of California for the County of San Diego against us on May 23, 2016 for, among other things, breach of contract. The parties are currently engaged in the discovery process.

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

	2016		2015
	High	Low	High	Low
First Quarter	$6.93	$2.85	$8.04	$4.33
Second Quarter	$6.67	$3.31	$13.58	$6.50
Third Quarter	$5.98	$4.25	$10.46	$4.85
Fourth Quarter	$4.75	$1.78	$7.18	$4.21

The closing price of our common stock on NASDAQ on February 28, 2017 was $1.95 per share.

Number of Stockholders

As of February 28, 2017, we had approximately 56 stockholders of record of our common stock.

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

The following corporate performance graph compares our total stockholder returns from May 30, 2012 through December 31, 2016 against the NASDAQ Stock Market (U.S.), the NASDAQ Pharmaceutical Index and the Russell 3000 Index, assuming a $100 investment made on May 30, 2012. Each of the comparative measures of cumulative total return assumes reinvestment of dividends. The corporate performance shown on the graph below is not necessarily indicative of future price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among the NASDAQ Stock Market (U.S.),
The NASDAQ Pharmaceutical Index, the Russell 3000 Index
and Trovagene, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth our selected consolidated financial data and have been derived from our audited consolidated financial statements. Consolidated balance sheets as of December 31, 2016 and 2015, as well as consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014, and the reports thereon are included elsewhere in this Annual Report on Form 10-K. The information should be read in conjunction with our audited consolidated financial statements and the notes to such statements, included below in Item 8 “Financial Statements and Supplementary Data”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7. Historical results are not necessarily indicative of the results to be expected in the future.

	Year ended December 31,
	2016	2015	2014	2013		2012
	(in thousands, except for share and per share data)
Consolidated Statement of Operations Data:
Revenues	$381	$313	$280	$259		$450

Costs and Expenses:
Cost of revenues	1,730	629	15	—		—
Research and development	15,007	10,594	6,665	3,948		1,920
Selling and marketing	11,523	6,444	2,735	1,530		506
General and administrative	11,476	7,920	5,810	5,472		2,873
Restructuring charges	790	—	—	—		—
Total operating expenses	40,526	25,587	15,225	10,950		5,299
Loss from operations	(40,145)	(25,274)	(14,945)	(10,691)		(4,849)
Other income (loss), net	(145)	(3)	25	(23)		4
Net interest expense	(1,376)	(1,468)	(831)	(13)		—
Gain (loss) on change in fair value of derivative financial instruments—warrants	2,462	(726)	1,426	(1,084)		(6,721)
Net loss	(39,204)	(27,471)	(14,325)	(11,811)		(11,566)
Preferred stock dividends	(24)	(24)	(23)	(30)		(38)
Net loss attributable to common stockholders	$(39,228)	$(27,495)	$(14,348)	$(11,841)		$(11,604)

Net loss per common share — basic	$(1.30)	$(1.05)	$(0.76)	$(0.70)		$(0.89)
Net loss per common share — diluted	$(1.37)	$(1.21)	$(0.88)	$(0.70)		$(0.89)

Weighted average shares outstanding — basic*	30,174,838	26,201,713	18,904,280	16,978,212	*	13,066,600	*
Weighted average shares outstanding — diluted*	30,281,263	26,452,165	19,071,112	16,978,212	*	13,066,600	*

(*)    Weighted average shares outstanding reflects retroactive change of a one for six (1:6) reverse stock split effective on May 29, 2012

	December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,915	$67,493	$27,294	$25,837	$10,820
Working capital	31,153	60,180	23,232	24,060	10,318
Total assets	43,950	71,446	28,897	27,156	11,665
Total stockholders’ equity	19,768	48,701	8,350	20,392	2,169

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

Through December 31, 2016, our cumulative total deficit was $148,115,202. To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities and commercial expansion. During 2016, we advanced our business with the following activities:

•
Entered into preferred provider agreements with Blue Cross Blue Shield Illinois, Stratose, Inc., Multiplan, Inc., Three Rivers Provider Network, Fortified Provider Network, FedMed, Inc., American’s Choice Provider Network, and Galaxy Health Network. These combined agreements represent in-network coverage for approximately 168 million covered lives.

•	Presented clinical study results at the 2016 AACR Annual Meeting that demonstrated ctDNA assay performance for detection and monitoring KRAS mutations in urine from patients with advanced cancers.

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

•	Entered into a clinical collaboration with the University of Michigan for monitoring and early detection of pancreatic cancer utilizing the Trovera™ KRAS ctDNA liquid biopsy test.

•	Entered into a clinical collaboration with the USC Norris Comprehensive Cancer Center to standardize the use of Trovera™ ctDNA liquid biopsy test in patient care.

•
Published study results in the Journal of Thoracic Oncology that demonstrate the clinical and analytical validity of the Trovera™ urine and blood-based liquid biopsy tests to assess EGFR T790M mutational status. The data shows that the Trovera™ test successfully identifies EGFR mutations, and has high concordance with tumor tissue.

•
Presented clinical study results for our Trovera™ tests at the 3rd Annual Precision Medicine Congress. The presentation highlighted Trovera’s™ clinical utility in identifying driver mutations as well as the potential benefits of liquid biopsies, including: patient response to therapy, progression monitoring, and early detection.

•
Published study results in Experimental Hematology & Oncology that illustrates the clinical utility of using Trovera™ urine liquid biopsy to confirm the presence of EGFR T790M mutational status in a patient with late-stage non-small cell lung cancer. The study concluded that ctDNA analysis should be considered a valuable diagnostic tool in treatment decision-making.

•
Invited to present four abstracts at the IASLC 17th World Conference on Lung Cancer. The presentation will focus on the clinical utility of Trovera™ in detection and monitoring of the EGFR T790M resistance mutation in non-small cell lung cancer. The presentation will also include first health outcomes and a total cost of care analysis, demonstrating that a urine-testing strategy shows improved cost-savings and patients' experiences compared to a tissue-testing strategy.

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

•
Entered into a long-term Supply and Distribution Agreement with Boreal, merging our respective technologies to co-develop and commercialize multigene urine and blood ctDNA liquid biopsy assay kits for global distribution.

•
Announced a strategic restructuring plan to accelerate global distribution of liquid biopsy technology. The restructuring will reduce expenses and will allow us to concentrate on the distribution of kits and systems to be utilized by Research Institutions, Cancer Centers, and clinical service facilities for research use around the world.

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

Revenue Recognition

Historically, our revenues have been generated from royalty, license and milestones related to agreements we have with other healthcare companies, medical laboratories and biotechnology partners. We also have revenues from our diagnostic services and clinical research services.

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

•
Minimum royalties are recognized as earned, and royalties are earned based on the licensee’s use. The Company is unable to predict licensee’s sales and thus revenue is recognized upon receipt of notification from licensee and payment when collection is assured. Notification is generally one quarter in arrears.

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

Clinical Research Services Revenue

Revenue from clinical research services consists primarily of revenue from the sale of urine and blood collection supplies under agreements with our clinical research and business development partners. Revenue is recognized when supplies are delivered.

Derivative Financial Instruments—Warrants

Our derivative financial instruments—warrants liabilities are related to warrants issued in connection with financing transactions and are therefore not designated as hedging instruments. All derivatives are recorded on our consolidated balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments.

We have issued common stock warrants in connection with the execution of certain equity financings. Such warrants are classified as derivative liabilities under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”) and are recorded at their fair market value as of each reporting period. Such warrants do not meet the exemption that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Gain (loss) from change in fair value of derivative financial instruments—warrants.”

The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common stock price, remaining life of the warrant, and risk-free interest rates at each period end. Therefore we use model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classify such warrants in Level 3 per ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). At December 31, 2016 and 2015, the fair value of such warrants was $834,940 and $3,297,077, respectively, and was recorded as a liability under the caption “Derivative financial instruments—warrants” on the consolidated balance sheet.

Cost of Revenue

Cost of revenue represents the cost of materials, personnel costs and costs associated with processing specimens including pathological review, quality control analyses, and delivery charges necessary to render an individualized test result. Costs associated with performing tests are recorded as the tests are processed. However, the revenue on diagnostic services is recognized on a cash collection basis resulting in costs incurred before the collection of related revenue.

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

	For the years ended December 31,
	2016	2015	2014
Salaries and staff costs	$7,698,632	$5,365,045	$3,465,211
Outside services, consultants and lab supplies	5,573,362	4,211,251	2,435,917
Facilities	1,434,101	748,466	628,535
Other	300,547	269,107	135,243
Total research and development	$15,006,642	$10,593,869	$6,664,906

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

Stock-based Compensation

We rely heavily on incentive compensation in the form of stock options and restricted stock units (“RSUs”) to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options, RSUs and warrants is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash. Stock-based compensation expense related to stock options for employees and directors is recognized in the consolidated statement of operations based on estimated amounts, including the grant date fair value and the expected service period. We estimate the grant date fair value using a Black-Scholes model. Stock-based compensation recorded in our consolidated statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. We recognize the value of the awards on a straight-line basis over the awards’ requisite service periods. The requisite service period is generally the time over which our stock-based awards vest. Compensation expense for RSUs is measured at the grant date and recognized ratably over the vesting period in the consolidated statement of operations. The fair value of RSUs is determined based on the closing market price of the Company's common stock on the grant date.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short- term investments, accounts receivable, accounts payable, debt and derivative liabilities. We have adopted ASC 820 for financial assets and liabilities that are required to be measured at fair value and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature as they reflect current market interest rates. Debt is stated at its respective historical carrying amounts, which approximate fair value as balances reflect current market interest rates.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

See Item 8. Financial Statements—Note 2 Basis of Presentation and Summary of Significant Accounting Policies in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Results of Operations

YEARS ENDED DECEMBER 31, 2016 AND 2015

Revenues

Our total revenues were $381,072 and $312,812 for the years ended December 31, 2016 and 2015, respectively. Total revenues consisted of the following:

	For the years ended December 31,
	2016	2015	(Decrease)/Increase
Royalty income	$258,062	$274,648	$(16,586)
Diagnostic service revenue	86,137	13,789	72,348
Clinical research services	$36,873	$24,375	$12,498
Total revenues	$381,072	$312,812	$68,260

The $16,586 decrease in royalty income in the year ended December 31, 2016 is primarily a result of less royalty payments earned in excess of minimum royalty payments in the current year compared to the year ended December 31, 2015. According to our revenue recognition policy, we do not record royalty revenues in excess of minimum royalty amounts until we have received payment of such royalties.

Diagnostic service revenue is recognized when payment is received for the test results as long as all the other revenue criteria are completed. The number of tests billed and payments received were higher in the year ended December 31, 2016 as compared to the prior year.

Revenue from clinical research services consists primarily of revenue from the sale of urine and blood collection supplies and sample processing under agreements with our clinical research and business development partners. Revenue is recognized when supplies are delivered. We sold and delivered more test results at a higher average selling price and a fewer supplies at a higher average selling price during the year ended December 31, 2016 as compared to the year ended December 31, 2015.

We expect our royalty income to fluctuate as the royalties are based on the minimum royalty payments as well as the timing of when payments are received for royalties in excess of minimum royalties. Our diagnostic service revenue will be impacted by our shift in focus to the distribution of kits and systems. In addition, we expect revenue from clinical research services to fluctuate based on timing of delivery of supplies under agreements.

Cost of Revenues

Our total cost of revenues was $1,730,512 in the year ended December 31, 2016, as compared to $629,191 in the year ended December 31, 2015. Cost of revenues mainly relates to the costs of our diagnostic service revenues and these costs are recognized at the completion of testing. Due to revenue being recognized when cash is received, costs incurred in one period may relate to revenue recognized in a later period. Gross margins are negative as we begin to build test volume to cover costs associated with running our diagnostic tests as well as inefficiencies in realizing capacity-related issues. The increase in cost of revenues in the year ended December 31, 2016 compared to the prior year is primarily due to an increase in the volume of tests processed of approximately 1,715 partially offset by a decreased average cost per test of approximately $900.

Research and Development Expenses

Research and development expenses consisted of the following:

	For the years ended December 31,
	2016	2015	Increase/(Decrease)
Salaries and staff costs	$5,277,936	$3,866,036	$1,411,900
Stock-based compensation	2,420,696	1,499,009	921,687
Outside services, consultants and lab supplies	5,573,362	4,211,251	1,362,111
Facilities	1,434,101	748,466	685,635
Travel and scientific conferences	213,419	228,490	(15,071)
Other	87,128	40,617	46,511
Total research and development expenses	$15,006,642	$10,593,869	$4,412,773

Research and development expenses increased by $4,412,773 to $15,006,642 for the year ended December 31, 2016 from $10,593,869 for the year ended December 31, 2015. The increase in our costs is primarily due to an increase in the average number of our internal research and development personnel and increased consulting and outside services. We utilize clinical studies to provide data that supports our technology for the monitoring of responsiveness to therapy and the status of diseases. The number of samples processed in connection with our research and development clinical studies increased for the year ended December 31, 2016 as compared to the prior year. We were party to thirty active collaborations or studies during the year ended December 31, 2016; while during the year ended December 31, 2015, we were party to twenty-six collaborations or studies. To date our research and development expenses mainly have related to validating our tests and supporting clinical collaborations as well as development of our urine collection kits. We expect a reduction of research and development costs that relate to CLIA services as a result of our transition of business focus; however, other costs may increase as we complete the development of our urine collection, DNA extraction, and assay kits and multigene panels.

Selling and Marketing Expenses

Selling and marketing expenses consisted of the following:

	For the years ended December 31,
	2016	2015	Increase/(Decrease)
Salaries and staff costs	$5,336,941	$2,628,822	$2,708,119
Stock-based compensation	2,111,366	768,146	1,343,220
Outside services and consultants	1,260,354	932,237	328,117
Facilities and insurance	496,881	283,809	213,072
Trade shows, conferences and marketing	1,312,749	1,282,059	30,690
Travel	889,265	449,294	439,971
Other	115,588	99,211	16,377
Total selling and marketing expenses	$11,523,144	$6,443,578	$5,079,566

Selling and marketing expenses increased by $5,079,566 to $11,523,144 for the year ended December 31, 2016, from $6,443,578 for the year ended December 31, 2015. The significant components of the increase were primarily related to an increase in salaries and staff costs, stock-based compensation, and travel expenses. For the year ended December 31, 2016, we increased the number of our field sales, customer support and marketing personnel thereby bringing our average headcount from thirteen to nineteen to support our sales and marketing activities. This resulted in an increase in salaries and staff costs, stock-based compensation, and related travel expenses. We expect decreases in personnel and related costs due to the reduction in force in December 2016 as a result of our strategic restructuring activities; however, selling and marketing expenses may increase in future periods due to commercial introduction of new product offerings, such as our urine collection, DNA extraction, and assay kits and multigene panels.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	For the years ended December 31,
	2016	2015	Increase/(Decrease)
Personnel and outside services costs	$4,058,213	$3,509,844	$548,369
Stock-based compensation	2,910,156	1,639,196	1,270,960
Board of Directors’ fees	456,498	457,865	(1,367)
Legal and accounting fees	2,916,508	1,182,427	1,734,081
Facilities and insurance	641,715	524,763	116,952
Travel	184,217	266,410	(82,193)
Fees, licenses, taxes and other	308,640	339,321	(30,681)
Total general and administrative expenses	$11,475,947	$7,919,826	$3,556,121

General and administrative expenses increased by $3,556,121 to $11,475,947 for the year ended December 31, 2016 from $7,919,826 for the year ended December 31, 2015. This increase was primarily due to an increase in personnel and outside services costs, stock-based compensation, and legal and accounting fees. We have increased our average internal headcount from seven to ten to support our growth in both research and development and sales and marketing during the year ended December 31, 2016 as compared to the prior year. We also increased the utilization of outside services related to information technology to support our overall headcount growth and increased outside services to support our investor relations activities as our investor base has grown, resulting in the increase in personnel and outside services costs. The increase in legal and accounting fees primarily resulted from the lawsuit against the Company’s former CEO and CFO. Stock-based compensation, a non-cash expense, will fluctuate based on the timing and amount of options and restricted stock units granted, forfeitures as well as the fair value of the options and restricted stock units at the time of grant. Our general and administrative costs may increase in future periods in order to support fundraising activities, on-going litigation, general business activities, and our sales and marketing and research and development teams as we continue to develop and introduce new product offerings.

Restructuring

On December 13, 2016, we announced a strategic restructuring plan that allows us to concentrate on the distribution of kits and systems to be utilized by research institutions, cancer centers, and clinical service facilities for research use around the world. The restructuring plan included a reduction in force and has been completed as of December 31, 2016. Restructuring charges of approximately $790,000 were incurred and have been included as a component of operating loss for the year ended December 31, 2016. Of the total restructuring charges, approximately $358,000 was related to termination of employees. The remaining restructuring charges of approximately $432,000 were related to the impairment of an abandoned software development project.

Net Interest Expense

Net interest expense was $1,375,512 and $1,468,221 for the years ended December 31, 2016 and 2015, respectively. The decrease in the year ended December 31, 2016 is primarily due to an increase in interest income of approximately $242,000 resulting from short-term investments which have a higher average yield, offset by an increase in interest expense of approximately $149,000 as a result of our debt refinancing. We expect net interest expense to fluctuate due to the potential changes in the variable interest rate of our long-term debt.

Change in Fair Value of Derivative Financial Instruments—Warrants

We have issued warrants to purchase shares of our common stock that are accounted for as derivative liabilities. As of December 31, 2016, the derivative financial instruments—warrants liabilities related to securities issued were revalued to $834,940, resulting in a decrease in value of $2,462,137 from December 31, 2015, based primarily upon the change in our stock price from $5.40 at December 31, 2015 to $2.10 at December 31, 2016, and the changes in the expected term, volatility and risk-free interest rates for the expected term. The decrease in value was recorded as non-operating gain for the year ended December 31, 2016.

Net Loss

Net loss and per share amounts were as follows:

	For the years ended December 31,
	2016	2015	Increase/(Decrease)
Net loss attributable to common stockholders	$(39,227,959)	$(27,495,334)	$11,732,625
Net loss per common share — basic	$(1.30)	$(1.05)	$0.25
Net loss per common share — diluted	$(1.37)	$(1.21)	$0.16

Weighted-average shares outstanding — basic	30,174,838	26,201,713	3,973,125
Weighted-average shares outstanding — diluted	30,281,263	26,452,165	3,829,098

The increase in net loss attributable to common stockholders of $11,732,625 to $39,227,959 for the year ended December 31, 2016 from $27,495,334 for the year ended December 31, 2015 resulted primarily from an increase in operating expenses, partially offset by a gain from the change in the fair value of derivative financial instruments—warrants. Basic and diluted net loss per share for the year ended December 31, 2016 were impacted by the increase in both basic and diluted weighted-average shares outstanding resulting from the sale and issuance of approximately 422,000 shares of common stock through a controlled equity offering through our agreement with Cantor Fitzgerald & Co., and issuance of approximately 537,000 shares of common stock in connection with the exercise of stock options and warrants as well as the vesting of restricted stock units.

YEARS ENDED DECEMBER 31, 2015 AND 2014

Revenues

Our total revenues were $312,812 and $280,178 for the years ended December 31, 2015 and 2014, respectively. Total revenues consisted of the following:

	Years ended December 31,
	2015	2014	Increase/(Decrease)
Royalty income	$274,648	$270,178	$4,470
License fees	—	10,000	(10,000)
Diagnostic service revenue	$13,789	$—	13,789
Clinical research services	$24,375	$—	24,375
Total revenues	$312,812	$280,178	$32,634

The $4,470 increase in royalty income in the year ended December 31, 2015 is primarily a result of certain licensees’ payments exceeding their minimum royalties as compared to the year ended December 31, 2014. According to our revenue recognition policy, we do not record royalty revenues in excess of minimum royalty amounts until we have received payment of such royalties.

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

Clinical research services revenue consists primarily of revenue from the sale of urine and blood collection supplies under agreements with our clinical research and business development partners. Revenue was recognized when supplies were delivered. There was no such revenue for the year ended December 31, 2014.

Cost of Revenues

Our total cost of revenues was $629,191 in the year ended December 31, 2015, compared to $15,441 in the year ended December 31, 2014.  The increase in cost of revenues in the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily due to an increase in the volume of tests processed. Cost of revenues primarily relates to the costs of our diagnostic service revenue. The costs are recognized at the completion of testing. Due to revenue being recognized when cash is received, costs incurred in one period may relate to revenue recognized in a later period. Gross margins are negative as we begin to build test volume to cover costs associated with running our diagnostic tests as well as inefficiencies in realizing capacity related issues.

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

Selling and Marketing Expenses

Selling and marketing expenses consisted of the following:

	For the years ended December 31,
	2015	2014	Increase/(Decrease)
Salaries and staff costs	$2,628,822	$1,139,855	$1,488,967
Stock-based compensation	768,146	145,240	622,906
Outside services and consultants	932,237	902,181	30,056
Facilities and insurance	283,809	115,713	168,096
Marketing	1,282,059	258,658	1,023,401
Travel	449,294	139,710	309,584
Fees, licenses, taxes and other	99,211	33,546	65,665
Total sales and marketing expenses	$6,443,578	$2,734,903	$3,708,675

Selling and marketing expenses increased by $3,708,675 to $6,443,578 for the year ended December 31, 2015 from $2,734,903 for the year ended December 31, 2014. The significant components of the increase were primarily increased salaries and staff costs, stock-based compensation, and trade shows, conferences and marketing costs. For the year ended December 31, 2015, we increased our average internal headcount in this functional area from five to thirteen to support our sales and marketing activities, resulting in the increase in salaries and staff costs. In addition to the increased trade shows and conferences costs, costs related to our clinical experience program, where we offer new clinicians a series of tests for no charge, are included in marketing expenses.

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

Net Interest Expense

Net interest expense was $1,468,221 and $831,020 for the years ended December 31, 2015 and 2014, respectively. The increase in net expense for the year ended December 31, 2015 resulted primarily from the $15.0 million term loan we entered into in June 2014. We paid twelve months of interest only payments in the year ended December 31, 2015 as compared to six months of interest only payments in the year ended December 31, 2014.

Change in Fair Value of Derivative Financial Instruments—Warrants

We have issued warrants to purchase shares of our common stock that are accounted for as derivative liabilities. As of December 31, 2015, the derivative financial instruments—warrants liabilities related to securities issued were revalued to $3,297,077, resulting in a net increase in value of $291,056 from December 31, 2014, based primarily upon the change in our stock price from $4.30 at December 31, 2014 to $5.40 at December 31, 2015, and the changes in the expected term, volatility and risk-free interest rates for the expected term, offset by fair value of warrants reclassified from a liability to additional paid-in capital upon exercise of warrants. The increase in value was recorded as non-operating loss for the year ended December 31, 2015.

Net Loss

Net loss and per share amounts were as follows:

	For the years ended December 31,
	2015	2014	Increase/(Decrease)
Net loss and comprehensive loss attributable to common stockholders	$(27,495,334)	$(14,348,499)	$13,146,835
Net loss per common share — basic	$(1.05)	$(0.76)	$0.29
Net loss per common share — diluted	$(1.21)	$(0.88)	$0.33

Weighted-average shares outstanding — basic	26,201,713	18,904,280	7,297,433
Weighted-average shares outstanding — diluted	26,452,165	19,071,112	7,381,053

The increase in net loss attributable to common stockholders of $13,146,835 to $27,495,334 for the year ended December 31, 2015 from $14,348,499 for the year ended December 31, 2014 resulted primarily from an increase in operating expenses, interest expense, and loss from the change in fair value of derivative liabilities, partially offset by a slight increase in revenues. Basic and diluted net loss per share for the year ended December 31, 2015 were impacted by the increase in both basic and diluted weighted-average shares outstanding resulting from the sale and issuance of approximately 10.0 million shares of common stock through underwritten public offerings and a controlled equity offering through our agreement with Cantor Fitzgerald & Co., as well as the issuance of approximately 838,000 shares of common stock in connection with the exercise of stock options and warrants.

Liquidity and Capital Resources

As of December 31, 2016, we had $13,915,094 in cash and cash equivalents and $23,978,022 in short-term investments. Net cash used in operating activities for the year ended December 31, 2016 was $31,039,855, compared to $22,119,025 for the year ended December 31, 2015. Our use of cash was primarily a result of the net loss of $39,203,719 for the year ended December 31, 2016, adjusted for non-cash items related to stock-based compensation of $7,504,316, depreciation and amortization of $1,069,547 and gain from the change in fair value of derivatives of $2,462,137. The changes in our operating assets and liabilities consisted primarily of higher accrued expenses, more specifically an increase in accrued compensation and accrued research agreement expenses as well as an increase in other assets. At our current and anticipated levels of operating losses, we expect to continue to incur an operating cash outflow for the next several years. As of December 31, 2016 and 2015, we had working capital of $31,152,936 and $60,179,971, respectively. The decrease in working capital is primarily due to the decrease in cash and cash equivalents. During 2015, we had underwritten public offerings and a controlled equity offering of approximately 10.0 million shares of common stock with net proceeds of approximately $61.2 million, which significantly increased our cash and cash equivalents balance as compared to 2016.

Investing activities consisted of purchases for capital equipment and net purchase of short-term investments that used $24,833,649 in cash during the year ended December 31, 2016, compared to $2,233,466 for the year ended December 31, 2015.

Net cash provided by financing activities was $2,301,376 during the year ended December 31, 2016, compared to $64,551,740 during the year ended December 31, 2015. Financing activities during the year ended December 31, 2016 included $2,285,415 from the sales of common stock, net of expenses, $366,966 from proceeds related to the exercise of options, and $740,076 from net borrowings on equipment lines of credit, offset by $1,091,018 of net repayment on long-term debt. Financing activities during the year ended December 31, 2015 consisted primarily of proceeds from the sale of our common stock in underwritten public offerings of $61,215,399.

As of February 28, 2017, our cash, cash equivalents and short-term investments balance was approximately $32.6 million and our working capital was approximately $25.9 million.

Our working capital requirements will depend upon numerous factors including but not limited to, the nature, cost and timing of our research and development programs and ramp up of our sales and marketing function. To date, our sources of cash have been primarily limited to the sale of debt and equity securities and debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we can raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business.

On March 15, 2017, we announced a restructuring in connection with the addition of precision medicine therapeutics to our business. We estimate that this restructuring will reduce annual pre-tax expenses by approximately $8.0 million per year (excluding one-time separation costs), primarily through a reduction of approximately 30 employees and expenses primarily linked to research, clinical studies, and operations.

We plan to continue providing access to our ctDNA collection, extraction and analysis technology in urine and blood to strategic accounts, including pharmaceutical companies and third party reference laboratories, by internal strategic executives. We intend to maintain our CLIA/CAP-certified laboratory for clinical testing services for pharmaceutical companies, third party reference laboratories and physicians and for internal programs.

If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates. We may also be required to:

•	Seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and

•	Relinquish licenses or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves.

We are evaluating the following options to both raise additional capital as well as reduce costs, in an effort to strengthen our liquidity position:

•	Raising capital through public and private equity offerings;

•	Adding capital through short-term and long-term borrowings;

•	Introducing operation and business development initiatives to bring in new revenue streams;

•	Reducing operating costs by identifying internal synergies;

•	Engaging in strategic partnerships; and

•	Taking actions to reduce or delay capital expenditures.

We continually assess any spending plans, including a review of our discretionary spending in connection with certain strategic contracts, to effectively and efficiently address our liquidity needs.

Controlled Equity Offering and Public Offerings

On January 25, 2013, we filed a Registration Statement on Form S-3 (the “Registration Statement”) to offer and sell in one or more offerings any combination of common stock, preferred stock, warrants, or units having an aggregate initial offering price of up to $150,000,000. If issued, the preferred stock, warrants, and units would be convertible, exercisable or exchangeable for common stock, preferred stock or other securities. The Registration Statement was declared effective on February 4, 2013. In addition, in connection with the Registration Statement, we entered into an agreement with Cantor Fitzgerald & Co. (“Agent”) on January 25, 2013 to issue and sell up to $30,000,000 of shares of common stock. As payment for its services, the Agent is entitled to a 3% commission on gross proceeds on sales of our securities. During the year ended December 31, 2015, we received gross proceeds of approximately $2.8 million from the sale of 285,421 shares of our common stock at a weighted-average price of $9.66 under the agreement with the Agent. During the year ended December 31, 2015, we received gross proceeds of approximately $63.2 million from the sale of 9,711,110 shares of our common stock through underwritten public offerings in February 2015 and July 2015.

On May 27, 2016 we filed a Form S-3 Registration Statement to offer and sell in one or more offerings, any combination of common stock, preferred stock, debt securities, warrants, or units having an aggregate initial offering price not exceeding $250,000,000. The preferred stock, debt securities, warrants, and units may be convertible or exercisable or exchangeable for common stock or preferred stock or other securities. This Registration Statement was declared effective on June 13, 2016. Gross proceeds of $2.4 million from the sale of 421,810 shares of our common stock at a weighted-average price of $5.61 under the agreement with the Agent have been raised since the date of effectiveness of the Form S-3 on June 13, 2016.

Contractual Obligations and Commitments

The following table is a summary of contractual obligations that existed as of December 31, 2016, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Payments Due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$4,612,538	$896,050	$1,825,630	$1,890,858	$—
Research agreements (1)	1,244,453	1,244,453	—	—	—
Long-term debt (2)	20,451,242	3,822,157	14,494,397	2,134,688	—
Purchase obligations - major vendors (3)	618,906	218,706	400,200	—	—
License agreement	500,000	500,000	—	—	—
Total obligations	$27,427,139	$6,681,366	$16,720,227	$4,025,546	$—

(1)
Payments under research agreements are based on the completion of activities as specified in the research agreement. The amounts in the table above assume the successful completion of the research activities contemplated by the agreements.

(2)	Represents long-term debt and interest.

(3)	Represents amounts that will become due upon future delivery of supplies and services from various suppliers under open purchase orders as of December 31, 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary exposure to market risk due to changes in interest rates is with the interest expense related to our long term debt agreements. All of our long term debt is subject to variable interest rates as of December 31, 2016. We also have interest rate risk related to the increase or decrease in the value of debt securities, commercial paper and U.S. treasury securities in our short-term investment portfolio.

Due to the short-term duration of our investment portfolio and the relatively low risk profile of our investments, a sudden change in interest rates would not have a material effect on the fair market value of our portfolio, nor our operating results or cash flows.

We do not believe our cash and cash equivalents or short-term investments have significant risk of default or liquidity issues, however, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current stability of financial institutions, we believe that we will not experience losses on these deposits.

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

Borrowings under our long-term debt and equipment line of credit bear interest at floating rates. Changes in interest rates could affect the amounts of interest that we pay in the future.

Foreign Currency Risk

Our foreign currency exchange risk arises from our operations in Italy. Our functional and reporting currency is the United States dollar. We translate our foreign operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of consolidated accumulated other comprehensive income. Gains or losses from foreign currency transactions are included in other expense (income), net.

Effects of Inflation

We do not believe that inflation and changing prices during the years ended December 31, 2016, 2015, and 2014 had a significant impact on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

As of December 31, 2016, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Trovagene, Inc.
San Diego, California

We have audited Trovagene, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trovagene, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Trovagene, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trovagene, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Diego, California
March 15, 2017

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2017 (the “2017 Proxy Statement”), under the headings “Election of Directors-Information with Respect to Director Nominees,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Election of Directors-Information Regarding the Board of Directors and Corporate Governance” and “Executive Officers”.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2017 Proxy Statement under the headings “Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards During Fiscal Year 2016,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits-Non-Qualified Defined Contribution and Other Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation” and “Election of Directors-Information Regarding the Board of Directors and Corporate Governance”.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2017 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans”.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in the 2017 Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Election of Directors-Information Regarding the Board of Directors and Corporate Governance”.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2017 Proxy Statement under the heading “Proposal 2: Ratification of the Appointment of Our Independent Registered Public Accounting Firm for Fiscal Year Ending December 31, 2017”.

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

4.4
Form of Unit Agency Agreement by and between Trovagene, Inc. and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.6 to Amendment No.  3 to the Company’s Form S-1 filed on May 22, 2012).

4.5	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 28, 2012).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 1, 2014).

4.7+	Trovagene, Inc. 2014 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on July 23, 2014).

4.8	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.8 to Form 8-K filed on July 26, 2016).

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

10.22
First Amendment to Loan and Security Agreement dated as of December 18, 2014 by and among Oxford Finance LLC, Silicon Valley Bank, Trovagene, Inc. and Etherogen, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015).

10.23
Second Amendment to Loan and Security Agreement dated as of May 6, 2015 by and among Oxford Finance LLC, Silicon Valley Bank, Trovagene, Inc. and Etherogen, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015).

10.24+
Form of Indemnification Agreement to be entered into between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2015).

10.25*
Patent Assignment and License Agreement dated April 23, 2014 between Trovagene, Inc. and GenSignia IP Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2014).

10.26+
Employment Agreement, effective January 1, 2016, by and between the Company and Antonius Schuh, Ph.D. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 10, 2016).

10.27+
Employment Agreement, effective January 1, 2016, by and between the Company and Stephen Zaniboni (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 10, 2016).

10.28+
Employment Agreement, dated February 18, 2016, by and between the Company and Mark Erlander (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016).

10.29+
Offer Letter and General Employment Terms & Conditions, dated February 9, 2015, by and between the Company and Matthew L. Posard (incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016).

10.31+
Employment Agreement dated as of May 6, 2016 by and between the Company and William J. Welch (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016).

10.31
Loan and Security Agreement dated as of November 17, 2015 by and between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016).

10.32
Fifth Amendment to Loan and Security Agreement dated as of July 20, 2016 by and among Oxford Finance LLC, Silicon Valley Bank, Trovagene, Inc. (Incorporated by reference to Exhibit 10.32 to Form 8-K filed on July 26, 2016).

10.33
Form of Seventh Amendment to Standard Industrial Net Lease dated April 4, 2016 between Trovagene, Inc. and BMR-Coast 9 LP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016).

10.34**	License Agreement dated as of March 13, 2017 between Nerviano Medical Sciences S.r.l. and Trovagene, Inc.

21	List of Subsidiary.

23.1	Consent of BDO USA, LLP

24	Power of Attorney (included on signature page hereto).

31.1	Certification of Chief Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the Annual Report on Form 10-K of Trovagene for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Stockholders’ Equity (Deficiency), (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.

+    Indicates a management contract or compensatory plan or arrangement.

*    The U.S. Securities and Exchange Commission (SEC) has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

**    Portions of this exhibit were omitted and will be filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVAGENE, INC.

/s/ William J. Welch
March 15, 2017	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William J. Welch as his attorney-in-fact, with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William J. Welch	Chief Executive Officer and Director	March 15, 2017
William J. Welch	(Principal Executive Officer and Principal Financial Officer)

/s/ Thomas H. Adams	Chairman of the Board	March 15, 2017
Thomas H. Adams

/s/ John P. Brancaccio	Director	March 15, 2017
John P. Brancaccio

/s/ Gary S. Jacob	Director	March 15, 2017
Gary S. Jacob

/s/ Paul Billings	Director	March 15, 2017
Paul Billings

/s/ Stanley Tennant	Director	March 15, 2017
Stanley Tennant

/s/ Rodney S. Markin	Director	March 15, 2017
Rodney S. Markin

TROVAGENE, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Trovagene, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of Trovagene, Inc. and Subsidiary (“Trovagene”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trovagene, Inc. and Subsidiary at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trovagene’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
San Diego, California
March 15, 2017

Trovagene, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$13,915,094	$67,493,047
Short-term investments	23,978,022	—
Accounts receivable	100,460	98,736
Prepaid expenses and other assets	956,616	789,285
Total current assets	38,950,192	68,381,068
Property and equipment, net	3,826,915	2,690,579
Other assets	1,173,304	374,004
Total Assets	$43,950,411	$71,445,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,130,536	$1,040,868
Accrued liabilities	4,021,365	1,903,797
Deferred rent	285,246	30,614
Current portion of long-term debt	2,360,109	5,225,818
Total current liabilities	7,797,256	8,201,097
Long-term debt, less current portion	14,176,359	11,246,188
Derivative financial instruments—warrants	834,940	3,297,077
Deferred rent, net of current portion	1,373,717	—
Total liabilities	24,182,272	22,744,362

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 60,600 shares outstanding at each of December 31, 2016 and 2015, designated as Series A Convertible Preferred Stock with liquidation preference of $606,000 at each of December 31, 2016 and 2015	60	60
Common stock, $0.0001 par value, 150,000,000 shares authorized at December 31, 2016 and 2015; 30,696,791 and 29,737,601 issued and outstanding at December 31, 2016 and 2015, respectively	3,070	2,974
Additional paid-in capital	167,890,984	157,585,498
Accumulated other comprehensive loss	(10,773)	—
Accumulated deficit	(148,115,202)	(108,887,243)
Total stockholders’ equity	19,768,139	48,701,289
Total Liabilities and Stockholders’ Equity	$43,950,411	$71,445,651

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015	2014
Revenues:
Royalties	$258,062	$274,648	$270,178
License fees	—	—	10,000
Diagnostic services	86,137	13,789	—
Clinical research services	36,873	24,375	—
Total revenues	381,072	312,812	280,178
Costs and expenses:
Cost of revenue	1,730,512	629,191	15,441
Research and development	15,006,642	10,593,869	6,664,906
Selling and marketing	11,523,144	6,443,578	2,734,903
General and administrative	11,475,947	7,919,826	5,810,087
Restructuring charges	790,438	—	—
Total operating expenses	40,526,683	25,586,464	15,225,337

Loss from operations	(40,145,611)	(25,273,652)	(14,945,159)

Net interest expense	(1,375,512)	(1,468,221)	(831,020)
Other income (loss), net	(144,733)	(2,800)	24,845
Gain (loss) from change in fair value of derivative financial instruments—warrants	2,462,137	(726,421)	1,425,850
Net loss	(39,203,719)	(27,471,094)	(14,325,484)

Preferred stock dividend	(24,240)	(24,240)	(23,015)

Net loss attributable to common stockholders	$(39,227,959)	$(27,495,334)	$(14,348,499)

Net loss per common share — basic	$(1.30)	$(1.05)	$(0.76)
Net loss per common share — diluted	$(1.37)	$(1.21)	$(0.88)

Weighted-average shares outstanding — basic	30,174,838	26,201,713	18,904,280
Weighted-average shares outstanding — diluted	30,281,263	26,452,165	19,071,112

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiary
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2016	2015	2014
Net loss	$(39,203,719)	$(27,471,094)	$(14,325,484)
Other comprehensive loss:
Foreign currency translation loss	(1,708)	—	—
Unrealized loss on securities available-for-sale	(9,065)	—	—
Total other comprehensive loss	(10,773)	—	—

Total comprehensive loss	(39,214,492)	(27,471,094)	(14,325,484)

Preferred stock dividend	(24,240)	(24,240)	(23,015)

Comprehensive loss attributable to common stockholders	$(39,238,732)	$(27,495,334)	$(14,348,499)

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2014	60,600	$60	18,902,782	$1,890	$87,433,460	$—	$(67,043,410)	$20,392,000
Stock-based compensation	—	—	—	—	2,070,195	—	—	2,070,195
Issuance of warrant in connection with debt agreement	—	—	—	—	235,857	—	—	235,857
Issuance of common stock upon net exercise of warrant	—	—	13,011	1	(1)	—	—	—
Preferred stock dividend	—	—	—	—	—	—	(23,015)	(23,015)
Net loss	—	—	—	—	—	—	(14,325,484)	(14,325,484)
Balance, December 31, 2014	60,600	60	18,915,793	1,891	89,739,511	—	(81,391,909)	8,349,553
Sale of common stock, net of expenses	—	—	9,996,531	1,000	61,214,399	—	—	61,215,399
Stock based compensation	—	—	—	—	3,946,027	—	—	3,946,027
Derivative financial instruments—Warrants liability reclassified to additional paid-in capital	—	—	—	—	435,365	—	—	435,365
Issuance of common stock upon exercise of stock options	—	—	265,166	27	860,825	—	—	860,852
Issuance of common stock upon net exercise of warrant	—	—	277,136	28	(28)	—	—	—
Issuance of common stock upon exercise of warrants	—	—	282,975	28	1,389,399	—	—	1,389,427
Preferred stock dividend	—	—	—	—	—	—	(24,240)	(24,240)
Net loss	—	—	—	—	—	—	(27,471,094)	(27,471,094)
Balance, December 31, 2015	60,600	$60	29,737,601	$2,974	$157,585,498	—	$(108,887,243)	$48,701,289

Trovagene, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
Sale of common stock, net of expenses	—	—	421,810	42	2,285,373	—	—	2,285,415
Stock-based compensation	—	—	—	—	7,504,316	—	—	7,504,316
Issuance of warrant in connection with debt agreement	—	—	—	—	148,885	—	—	148,885
Issuance of common stock upon net exercise of stock options	—	—	341,333	34	(34)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	98,396	10	366,956	—	—	366,966
Issuance of common stock upon net exercise of warrant	—	—	2,651	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	95,000	10	(10)	—	—	—
Unrealized loss from foreign currency translation	—	—	—	—	—	(1,708)	—	(1,708)
Unrealized loss on securities available-for-sale	—	—	—	—	—	(9,065)	—	(9,065)
Preferred stock dividend	—	—	—	—	—	—	(24,240)	(24,240)
Net loss	—	—	—	—	—	—	(39,203,719)	(39,203,719)
Balance, December 31, 2016	60,600	$60	30,696,791	$3,070	$167,890,984	$(10,773)	$(148,115,202)	$19,768,139

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(39,203,719)	$(27,471,094)	$(14,325,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on disposal of assets	577,314	4,562	(24,845)
Depreciation and amortization	1,069,547	378,711	234,813
Stock-based compensation expense	7,504,316	3,946,027	2,070,194
Accretion of final fee premium	390,548	346,157	248,799
Amortization of discount on debt	173,803	88,123	57,117
Amortization of premiums on short-term investments	107,261	—	—
Deferred rent	(201,037)	—	—
Interest income accrued on short-term investments	(84,182)	—	—
Change in fair value of derivative financial instruments—warrants	(2,462,137)	726,421	(1,425,850)
Changes in operating assets and liabilities:
Increase in other assets	(789,739)	(37,296)	(258)
(Increase) decrease in accounts receivable	(1,724)	(42,042)	22,300
Increase in prepaid expenses	(277,327)	(420,026)	(216,470)
Increase in accounts payable and accrued expenses	2,157,221	361,432	632,299
Net cash used in operating activities	(31,039,855)	(22,119,025)	(12,727,385)

Investing activities
Capital expenditures	(823,483)	(2,241,066)	(363,290)
Proceeds from disposals of capital equipment	—	7,600	63,500
Maturities of short-term investments	13,750,000	—	—
Purchases of short-term investments	(37,760,166)	—	—
Net cash used in investing activities	(24,833,649)	(2,233,466)	(299,790)

Financing activities
Proceeds from sale of common stock, net of expenses	2,285,415	61,215,399	—
Proceeds from exercise of warrants	—	1,389,427	—
Proceeds from exercise of options	366,966	860,852	—
Borrowings under equipment line of credit	792,251	1,086,062	—
Repayments under equipment line of credit	(52,175)	—	(515,964)
Borrowings under long-term debt, net of costs	7,805,085	—	15,000,000
Repayments of long-term debt	(8,896,166)	—	—
Net cash provided by financing activities	2,301,376	64,551,740	14,484,036
Effect of exchange rate changes on cash and cash equivalents	(5,825)	—	—
Net change in cash and cash equivalents	(53,577,953)	40,199,249	1,456,861
Cash and cash equivalents—Beginning of period	67,493,047	27,293,798	25,836,937
Cash and cash equivalents—End of period	$13,915,094	$67,493,047	$27,293,798
Supplementary disclosure of cash flow activity:
Cash paid for taxes	$4,560	$16,934	$2,400
Cash paid for interest	$1,103,677	$1,061,993	$425,256
Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with long-term debt	$148,885	$—	$235,857
Reclassification of derivative financial instruments to additional paid-in capital	$—	$435,365	$—
Preferred stock dividends accrued	$24,240	$24,240	$23,015
Leasehold improvements paid for by lessor	$1,860,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1. Business Overview and Going Concerns

Trovagene, Inc. (“Trovagene” or the “Company”) is a molecular diagnostics company headquartered in San Diego, California. The Company’s primary focus is to leverage its PCM technology in an effort to enable itself, through its CLIA/CAP - certified laboratory, and others, through the distribution of research use kits and systems, to detect and monitor ctDNA in urine and blood. The Company’s PCM technology allows for detection and quantitation of oncogene mutations in cancer patients for improved disease management. Trovagene’s Trovera™ liquid biopsy test, which utilizes PCM technology, is designed to provide important clinical information beyond the current standard of care, and is protected by significant intellectual property, including multiple issued patents and pending patent applications worldwide.

To date, Trovagene’s efforts have been principally devoted to research and development, securing and protecting patents and raising capital. Through December 31, 2016, the Company sustained cumulative net losses attributed to common stockholders of $148,115,202. The Company’s losses have resulted primarily from expenditures incurred in connection with research and development activities, stock-based compensation expense, patent filing and maintenance expenses, outside accounting and legal services and regulatory, scientific and financial consulting fees, amortization and liquidated damages. To date, the Company has generated only limited revenue from operations and expects to incur additional losses to perform further research and development activities as well as expenses related to the commercialization of the diagnostic tests the Company had commercially available as of December 31, 2016.

Liquidity

The Company will need to continue to raise funds until it is able to generate revenues from operations sufficient to fund its development and commercial operations. Cash used in operating activities was $31,039,855, $22,119,025, and $12,727,385 for the years ended December 31, 2016, 2015, and 2014, respectively. During the years ended December 31, 2016, 2015, and 2014, the Company incurred a net loss attributable to common stockholders of $39,227,959, $27,495,334, and $14,348,499, respectively. The Company believes that it currently has adequate capital to continue operations for the next twelve months. However, to carry the Company forward beyond the next twelve months, and until it can generate adequate cash flow from operations, additional cash resources will be necessary.

To date, Trovagene’s sources of cash have been primarily limited to the sale of debt and equity securities and debt financing. Net cash provided by financing activities for the years ended December 31, 2016, 2015, and 2014 was $2,301,376, $64,551,740 and $14,484,036, respectively. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct its business.

On March 15, 2017, the Company announced a restructuring in connection with the addition of precision medicine therapeutics to its business. The Company estimates that this restructuring will reduce annual pre-tax expenses by approximately $8.0 million per year (excluding one-time separation costs), primarily through a reduction of approximately 30 employees and expenses primarily linked to research, clinical studies, and operations.

The Company plans to continue providing access to its ctDNA collection, extraction and analysis technology in urine and blood to strategic accounts, including pharmaceutical companies and third party reference laboratories, by internal strategic executives. The Company intends to maintain its CLIA/CAP-certified laboratory for clinical testing services for pharmaceutical companies, third party reference laboratories and physicians and for internal programs.

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

The Company is evaluating the following options to both raise additional capital as well as reduce costs, in an effort to strengthen its liquidity position:

•	Raising capital through public and private equity offerings;

•	Adding capital through short-term and long-term borrowings;

•	Introducing operation and business development initiatives to bring in new revenue streams;

•	Reducing operating costs by identifying internal synergies;

•	Engaging in strategic partnerships; and

•	Taking actions to reduce or delay capital expenditures.

The Company continually assesses any spending plans, including a review of its discretionary spending in connection with certain strategic contracts, to effectively and efficiently address its liquidity needs.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying consolidated financial statements of Trovagene, which include its wholly owned subsidiary, Trovagene Srl, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of operating, money market accounts and commercial paper as of December 31, 2016 and operating and money market accounts as of December 31, 2015 on deposit. Cash equivalents are considered by the Company to be highly liquid investments purchased with original maturities of three months or less from the date of purchase.

Short-Term Investments

Short-term investments consist of corporate debt securities, U.S. treasury securities, and commercial paper. The Company classifies its short-term investments as available-for-sale, as the sale of such securities may be required prior to maturity to execute management strategies. Investments classified as available-for-sale are carried at fair value, with the unrealized gains and losses reported as a component of consolidated accumulated other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities will be included in other income (loss) within the consolidated statements of operations. There were no realized gains and losses for the years ended December 31, 2016, 2015 and 2014.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company maintains deposit accounts at financial institutions that are in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash due to the financial position of the depository institution in which those deposits are held. We limit our exposure to credit loss by generally placing our cash and short-term investments in high credit quality financial institutions and investment in fixed income instruments denominated and payable in U.S. dollars. Additionally, we have established guidelines regarding diversification of our investments and their maturities, which are designed to maintain principal and maximize liquidity.

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

•Minimum royalties are recognized as earned, and royalties are earned based on the licensee’s use. The Company is unable to predict licensee’s sales and thus revenue is recognized upon receipt of notification from licensee and payment when collection is assured. Notification is generally one quarter in arrears.

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

Clinical Research Services Revenue

Revenue from clinical research services consists primarily of revenue from the sale of urine and blood collection supplies under agreements with our clinical research and business development partners. Revenue is recognized when supplies are delivered.

Allowance for Doubtful Accounts

The Company reviews the collectability of accounts receivable based on an assessment of historic experience, current economic conditions, and other collection indicators. At each of December 31, 2016, 2015 and 2014, the Company had not recorded an allowance for doubtful accounts. When accounts are determined to be uncollectible, they are written off against the reserve balance and the reserve is reassessed. When payments are received on reserved accounts, they are applied to the individual’s account and the reserve is reassessed.

Derivative Financial Instruments—Warrants

The Company has issued common stock warrants in connection with the execution of certain equity financings. Such warrants are classified as derivative liabilities under the provisions of FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”) and are recorded at their fair market value as of each reporting period. Such warrants do not meet the exemption that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of derivative instruments.”

The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding the volatility of Trovagene’s common stock price, the remaining life of the warrant, and the risk-free interest rates at each period end. The Company thus uses model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classifies such warrants in Level 3 per FASB ASC Topic 820, Fair Value Measurements (“ASC 820”). At December 31, 2016 and 2015, the fair value of these warrants was $834,940 and $3,297,077, respectively, and was recorded as a liability under the caption “derivative financial instruments—warrants” on the consolidated balance sheet.

Stock-Based Compensation

FASB ASC Topic 718 “Compensation—Stock Compensation” (“ASC 718”) requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is recognized ratably over the period during which an employee is required to provide services in exchange for the award. ASC 718 did not change the way Trovagene accounts for non-employee stock-based compensation. Trovagene continues to account for shares of common stock, stock options and warrants issued to non-employees based on the fair value of the stock, stock option or warrant, if that value is more reliably measurable than the fair value of the consideration or services received. The Company accounts for stock options issued and vesting to non-employees in accordance with FASB ASC Topic 505-50 “Equity-Based Payment to Non-Employees”, and, accordingly, the value of the stock compensation to non-employees is based upon the measurement date as determined at either (1) the date at which a performance commitment is reached, or (2) the date at which the necessary performance to earn the equity instruments is complete. Therefore, the fair value of these options is being “marked to market” quarterly until the measurement date is determined.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, debt and derivative liabilities. The Company has adopted ASC 820 for financial assets and liabilities that are required to be measured at fair value and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short term nature as they reflect current market interest rates. Debt is stated at its respective historical carrying amounts, which approximate fair value as they reflect current market interest rates.

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

Long-Lived Assets

Long-lived assets consist of property and equipment and finite-lived intangible assets. The Company records property and equipment at cost, and records other intangible assets based on their fair values at the date of acquisition. Depreciation on property and equipment is calculated using the straight-line method over the estimate useful life of five years for laboratory equipment and three to five years for furniture and office equipment. Amortization of leasehold improvements is computed based on the shorter of the life of the asset or the term of the lease. Amortization of intangible assets is calculated using the straight line method over the estimate useful life of the assets, based on when the Company expect to receive cash inflows generated by the intangible assets.

Impairment losses on long lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. No impairment losses were recorded on long-lived assets to be held and used during the years ended December 31, 2016, 2015, and 2014.

Restructuring

Restructuring costs are included in loss from operations in the consolidated statements of operations. The Company has accounted for these costs in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. One-time termination benefits are recorded at the time they are communicated to the affected employees. In December 2016, the Company announced a restructuring plan which was completed as of December 31, 2016. See Note 12 to the audited consolidated financial statements for further information.

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

Cost of Revenue

Cost of revenue represents the cost of materials, personnel costs, costs associated with processing specimens including pathological review, quality control analyses, and delivery charges necessary to render an individualized test result. Costs associated with performing tests are recorded as the tests are processed. However, the revenue on diagnostic services is recognized on a cash collection basis resulting in costs incurred before the collection of related revenue.

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

	December 31,
	2016	2015	2014
Options to purchase Common Stock	5,528,628	6,948,630	4,913,472
Warrants to purchase Common stock	4,538,606	4,565,947	5,251,660
Restricted Stock Units	272,000	—	—
Series A Convertible Preferred Stock	63,125	63,125	63,125
	10,402,359	11,577,702	10,228,257

The following table summarizes the Company’s diluted net loss per share:

	December 31,
	2016	2015	2014
Numerator:
Net loss attributable to common stockholders	$(39,227,959)	$(27,495,334)	$(14,348,499)
Adjustment for gain from change in fair value of derivative financial instruments—warrants	(2,321,053)	(4,396,061)	(2,422,337)
Net loss used for diluted loss per share	$(41,549,012)	$(31,891,395)	$(16,770,836)

Denominator:
Weighted-average shares used to compute basic net loss per share	30,174,838	26,201,713	18,904,280
Adjustments to reflect assumed exercise of warrants	106,425	250,452	166,832
Weighted-average shares used to compute diluted net loss per share	30,281,263	26,452,165	19,071,112

Net loss per share diluted	$(1.37)	$(1.21)	$(0.88)

Change in Accounting Principle

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern, which impacts the accounting guidance related to the evaluation of an entity’s ability to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The amendment also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. The amended guidance is effective prospectively for fiscal years ending after December 15, 2016. The Company adopted ASU 2014-15 as of December 31, 2016.

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which includes amendments that clarify how certain cash receipts and cash payments are presented in the statement of cash flows. ASU 2016-15 also provides guidance clarifying when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows. The new amendments and guidance are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted provided that all amendments are adopted in the same period. The Company is currently evaluating the impact of adoption of ASU 2016-15 on its consolidated statements of cash flows.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which aims to simplify the accounting for share-based payment transactions, including accounting for income taxes, classification on the statement of cash flows, accounting for forfeitures, and classification of awards as either liabilities or equity. In addition, under the ASU 2016-09, excess income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than cash flow from financing activities. This ASU is effective for the Company beginning in the first quarter of 2017. The new guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for most leases. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The new standard will impact the Company’s accounting for its office leases and the Company is currently evaluating the impact of the new standard on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The new standard is based on the principal that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its initial release, FASB as issued several amendments to the standard, which include clarification of accounting guidance related to identification of performance obligations, intellectual property licenses, and principal versus agent considerations. ASU 2014-09 and all subsequent amendments (collectively, the “new standards”) will be effective for the Company beginning in the first quarter of fiscal year 2018 and may be applied using either the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. To date, the Company has derived its revenues from a limited number of royalty, license and diagnostic service agreements. The consideration the Company is eligible to receive under these agreements includes upfront payments, milestone payments and royalties. Each of its collaboration agreements has unique terms that will need to be evaluated separately under the new standards. The Company has started its preliminary assessment of its active license and collaboration agreements. The new standards differ from the current accounting standard in may respects, such as in the accounting for variable consideration, including milestone payments. For example, the Company currently recognize milestone revenue using the milestone method specified in ASC 605-28, which generally results in recognition of milestone revenue in the period that the milestone event is achieved. However, under the new accounting standards, it is possible to start to recognize milestone revenue before the milestone is achieved if management determines with a high degree of certainty that amounts recorded as revenues will not have to be reversed when the uncertainty associated with the variable consideration is subsequently resolved. In addition, the current accounting standards include a presumption that revenue from upfront non-refundable fees are recognized ratably over the performance period, unless another attribution method is determined to more closely approximate the delivery of the goods or services to the customer. The new accounting standards will require entities to determine an appropriate attribution method using either output or input methods and do not include a presumption that entities would default to ratable attribution approach. The Company is continuing to assess the impact these items will have on its financial statements. The Company is completing its initial assessment of the new standards, including a high level review of the Company’s contract portfolio and revenue streams, particularly around royalty revenues, to identify potential differences in accounting as a result of the new standards. The Company expects to adopt the new standards using the modified retrospective method with an adjustment, if any, to beginning retained earnings for the cumulative effect of the change.

3. Supplementary Balance Sheet Information

Short-term Investments

The following table sets forth the composition of short-term investments as of December 31, 2016. No such investments existed as of December 31, 2015.

			Unrealized
	Maturity in Years	Cost	Gains	Losses	Fair Value

Corporate debt securities	Less than 1 year	$14,165,915	$44	$(5,273)	$14,160,686
Commercial paper	Less than 1 year	1,195,444	—	—	1,195,444
U.S. treasury securities	Less than 1 year	8,625,728	330	(4,166)	8,621,892
Total Investment		$23,987,087	$374	$(9,439)	$23,978,022

Property and Equipment

Fixed assets consist of laboratory, testing and computer equipment and fixtures stated at cost. Depreciation and amortization expense for the years ended December 31, 2016, 2015, and 2014 was $969,833, $378,711, and $234,813, respectively. Property and equipment consisted of the following:

	As of December 31,
	2016	2015
Furniture and office equipment	$1,144,741	$1,264,547
Leasehold improvements	1,994,514	39,401
Laboratory equipment	2,449,645	2,241,413
	5,588,900	3,545,361
Less—accumulated depreciation and amortization	(1,761,985)	(854,782)
Property and equipment, net	$3,826,915	$2,690,579

Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
	2016	2015
Accrued compensation	$2,203,876	$896,404
Accrued research agreements	736,199	386,267
Accrued professional fees	421,314	—
Other accrued liabilities	659,976	621,126
Total accrued liabilities	$4,021,365	$1,903,797

4. Stockholders’ Equity

Common Stock

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

During the year ended December 31, 2016, the Company issued a total of 959,190 shares of common stock. The Company received gross proceeds of approximately $2.4 million from the sale of 421,810 shares of its common stock at a weighted-average price of $5.61 under the agreement with the Agent. In addition, 98,396 shares were issued upon exercise of options for a weighted-average price of $3.73, 341,333 shares were issued upon net exercise of 1,236,875 options at a weighted average exercise price of $3.81, 2,651 shares were issued upon net exercise of 8,333 warrants at a weighted-average exercise price of $3.00, and 95,000 shares were issued upon vesting of restricted stock units.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications, is presented below:

	Number of Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2013	6,233,483	$3.87	4.5
Granted	85,470	$3.51
Exercised	(36,666)	$3.00
Expired	(16,667)	$10.80
Balance outstanding, December 31, 2014	6,265,620	$3.85	3.6
Exercised	(732,378)	$3.77
Balance outstanding, December 31, 2015	5,533,242	$3.86	2.5
Granted	30,992	$4.84
Exercised	(8,333)	$3.00
Expired	(50,000)	$8.00
Balance outstanding, December 31, 2016	5,505,901	$3.83	1.6

The Company issued warrants to purchase 85,470 shares of common stock at an exercise price of $3.51 per share during the year ended December 31, 2014. The warrants were issued in connection with a $15.0 million debt agreement. The estimated fair value of the warrants was determined on the date of grant using the Black-Scholes option valuation model using the following assumptions: a risk-free interest rate of 2.53%, dividend yield of 0%, expected volatility of 73.8% and expected term of ten years. The resulting fair value of $235,857 was recorded as a debt discount and was amortized to interest expense over the term of the loan using the effective interest method. In July 2016, the debt was refinanced in accordance with the fifth amendment to the debt agreement. The unamortized debt discount was amortized to interest expense over the new term of the loan using the effective interest method.

The Company issued warrants to purchase 30,992 shares of common stock at an exercise price of $4.84 per share during the year ended December 31, 2016. The warrants were issued in connection with the fifth amendment to the debt agreement. The estimated fair value of the warrants was determined on the date of grant using the Black-Scholes option valuation model using the following assumptions: a risk-free interest rate of 1.59%, dividend yield of 0%, expected volatility of 130.66% and expected term of ten years. The resulting fair value of $148,885 was recorded as a debt discount and was amortized to interest expense over the new term of the loan using the effective interest method.

Series A Convertible Preferred Stock

The material terms of the Series A Convertible Preferred Stock consist of:

1) Dividends. Holders of the Company’s Series A Convertible Preferred Stock are entitled to receive cumulative dividends at the rate per share of 4% per annum, payable quarterly on March 31, June 30, September 30 and December 31, beginning with September 30, 2005. Dividends are payable, at the Company’s sole election, in cash or shares of common stock. As of December 31, 2016, 2015, and 2014, the Company had $292,535, $268,295, and $244,055, respectively in accrued cumulative unpaid preferred stock dividends, included in accrued liabilities in the Company’s consolidated balance sheets, and $24,240, $24,240, and $23,015 of accrued dividends was recorded during the years ended December 31, 2016, 2015, and 2014, respectively.

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

As of each of December 31, 2016, 2015, and 2014, there were 60,600 shares of Series A Convertible Preferred Stock outstanding.

5. Stock-Based Compensation

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

During the year ended December 31, 2016, the Company had issued 996,000 options to its executive officers and non-employee directors that were over the authorized number of shares available in the 2014 EIP and were subject to shareholder approval. As per ASC Topic 718, the options were accounted for as liabilities and recorded at fair value with the changes in fair value being recorded in the Company’s consolidated statements of operations. Stockholder approval was obtained on May 17, 2016 to increase the number of authorized shares in the 2014 EIP from 5,000,000 to 7,500,000. Accordingly, the options were remeasured as of the date of stockholder approval with the change recorded in stock based compensation expense and the $217,333 liability was reclassified to additional paid in capital.

As of December 31, 2016, there were 2,829,858 shares available for issuance under the 2014 EIP.

Stock-based compensation has been recognized in operating results as follows:

	Years ended December 31,
	2016	2015	2014
In cost of revenue	$122,301	$39,676	$—
In research and development expenses	2,420,696	1,499,009	796,008
In selling and marketing expense	2,111,366	768,146	145,239
In general and administrative expenses	2,910,156	1,639,196	1,128,947
Benefit from restructuring	(60,203)	—	—
Total stock-based compensation	$7,504,316	$3,946,027	$2,070,194

Stock Options

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following assumptions during the years indicated below:

	Years ended December 31,
	2016	2015	2014
Risk-free interest rate	0.93% - 1.89%	1.35% - 2.15%	1.42% - 2.1%
Dividend yield	0%	0%	0%
Expected volatility (range)	80% - 134%	73% - 77%	81% - 86%
Expected volatility (weighted-average)	103%	75%	85%
Expected term (in years)	5.5 years	6.0 years	5.8 years

Risk-free interest rate — Based on the daily yield curve rates for U.S. Treasury obligations with maturities that correspond to the expected term of the Company’s stock options.

Dividend yield — Trovagene has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

Expected volatility — Based on the historical volatility of Trovagene’s common stock.

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

The weighted-average fair value per share of all options granted during the years ended December 31, 2016, 2015, and 2014, estimated as of the grant date using the Black-Scholes option valuation model, was $3.60, $4.60 and $3.16 per share, respectively.

The unrecognized compensation cost related to non-vested stock options outstanding at December 31, 2016 and 2015 was $8,211,896 and $10,430,604, respectively. The weighted-average remaining amortization period at December 31, 2016 and 2015 for non-vested stock options was 2.8 years and 3.1 years, respectively.

The total intrinsic value of stock options exercised was $1,932,799, $1,382,255 and $0 during the years ended December 31, 2016, 2015 and 2014, respectively. The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $6,261,655, $2,634,688 and $1,960,256, respectively.

A summary of stock option activity and of changes in stock options outstanding is presented below:

	Number of Options	Weighted-Average Exercise Price Per Share	Intrinsic Value	Weighted-Average Remaining Contractual Life
Balance outstanding, December 31, 2013	4,287,545	$5.18	$5,896,329	6.7 years
Granted	1,410,038	$4.42
Forfeited	(784,111)	$7.08
Balance outstanding, December 31, 2014	4,913,472	$4.66	$2,808,083	7.6 years
Granted	2,688,500	$7.02
Exercised	(265,166)	$3.25
Forfeited	(388,176)	$7.75
Balance outstanding, December 31, 2015	6,948,630	$5.45	$5,903,466	7.8 years
Granted	3,246,250	$5.02
Exercised	(1,335,271)	$3.81
Forfeited	(3,330,981)	$5.63
Balance outstanding, December 31, 2016	5,528,628	$5.49	$—	7.7 years
Vested and exercisable, December 31, 2016	2,415,461	$5.18	$—	6.4 years

ASC 718 requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to Trovagene’s accumulated deficit position, no tax benefits have been recognized in the cash flow statement.

Restricted Stock Units

Under guidance provided by ASC Topic 718 “Compensation—Stock Compensation” for share-based payments, stock-based compensation cost for restricted stock units is measured at the grant date based on the closing market price of the Company’s common stock at the grant date and recognized ratably over the service period through the vesting date. All restricted stock units were granted with no purchase price. Vesting of the restricted stock units is generally subject to service conditions, while vesting of certain units are based on attainment of specific performance objectives. There were no restricted stock units granted during the year ended December 31, 2015 and 2014.

A summary of the restricted stock unit activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Intrinsic Value
Non-vested restricted stock units outstanding, December 31, 2015	—	$—
Granted	402,000	$4.06
Vested	(95,000)	$4.27
Forfeited	(35,000)	$3.99
Non-vested restricted stock units outstanding, December 31, 2016	272,000	$3.99	$571,200

All restricted stock units outstanding as of December 31, 2016 vested on January 2, 2017. At December 31, 2016, total unrecognized compensation cost related to non-vested restricted stock units was $4,430, which is expected to be recognized over one day. The total intrinsic value of restricted stock units vested was $293,781 during the year ended December 31, 2016. The total fair value of restricted stock units vested during the year ended December 31, 2016 was $405,550.

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

The range of assumptions used to determine the fair value of the warrants valued using the Black-Scholes option pricing model during the periods indicated was:

	Year ended December 31
	2016	2015	2014
Estimated fair value of Trovagene common stock	$2.10 - $4.65	$5.40 - $10.15	$3.00 - $6.74
Expected warrant term	2.0 - 2.8 years	3.0 - 3.8 years	4.0 years
Risk-free interest rate	0.71% - 1.20%	0.89% - 1.31%	1.38%
Expected volatility	82% - 94%	73% - 77%	86%
Dividend yield	—%	—%	—%

Expected volatility is based on the historical volatility of Trovagene’s common stock. The warrants have a transferability provision and based on guidance provided in SAB No. 107 for instruments issued with such a provision, Trovagene used the full contractual term as the expected term of the warrants. The risk-free interest rate is based on the U.S. Treasury security rates consistent with the expected remaining term of the warrants at each balance sheet date.

The following table sets forth the components of changes in the Company’s derivative financial instruments—warrants liability balance, valued using the Black-Scholes option pricing method, for the periods indicated.

Date	Description	Number of Warrants	Derivative Instrument Liability
December 31, 2014	Balance of derivative financial instruments—warrants liability	1,013,961	$3,006,021
	Exercised warrants	(46,666)	(435,365)
	Change in fair value of warrants during the year recognized as a loss in the statement of operations	—	726,421
December 31, 2015	Balance of derivative financial instruments—warrants liability	967,295	3,297,077
	Change in fair value of warrants during the year recognized as a gain in the statement of operations	—	(2,462,137)
December 31, 2016	Balance of derivative financial instruments—warrants liability	967,295	$834,940

The remaining contractual term of these warrants outstanding at December 31, 2016 and 2015 was approximately 2.0 and 3.0 years, respectively.

At December 31, 2016 and 2015, the total fair value of the above warrants accounted for as derivative financial instruments—warrants, valued using the Black-Scholes option pricing model, was $834,940 and $3,297,077, respectively, and is classified as derivative financial instruments—warrants liability on the balance sheet.

7. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2016 and 2015:

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$12,095,620	$—	$—	$12,095,620
Corporate debt securities (2)	—	14,160,686	—	14,160,686
Commercial paper (3)	—	2,393,948	—	2,393,948
U.S. treasury securities (2)	—	8,621,892	—	8,621,892
Total Assets	$12,095,620	$25,176,526	$—	$37,272,146
Liabilities:
Derivative financial instruments—warrants	$—	$—	$834,940	$834,940
Total Liabilities	$—	$—	$834,940	$834,940

	Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$65,016,222	$—	$—	$65,016,222
Total Assets	$65,016,222	$—	$—	$65,016,222
Liabilities:
Derivative financial instruments—warrants	$—	$—	$3,297,077	$3,297,077
Total Liabilities	$—	$—	$3,297,077	$3,297,077

(1)Included as a component of cash and cash equivalents on the accompanying consolidated balance sheet.

(2)Included in short-term investments on the accompanying consolidated balance sheet.

(3)$1,198,504 of commercial paper was included as a component of cash and cash equivalents, and the rest of amount was included in short-term investments on the accompanying consolidated balance sheet.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the years ended December 31, 2016 and 2015:

Description	Balance at December 31, 2015	Unrealized (gains) or losses	Balance at December 31, 2016
Derivative financial instruments—Warrants	$3,297,077	$(2,462,137)	$834,940

Description	Balance at December 31, 2014	Fair Value of Warrants Reclassified to Additional Paid-in Capital	Unrealized (gains) or losses	Balance at December 31, 2015
Derivative financial instruments—Warrants	$3,006,021	$(435,365)	$726,421	$3,297,077

The unrealized gains or losses on the derivative financial instruments—warrants are recorded as a change in fair value of derivative financial instruments—warrants in the Company’s consolidated statement of operations. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC Topic 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments that trade infrequently and therefore have little or no price transparency are classified as Level 3.

8. Debt

Equipment Line of Credit

In November 2015, the Company entered into a Loan and Security Agreement (“Equipment Line of Credit”) with Silicon Valley Bank that provided for cash borrowings for equipment (“Equipment Advances”) of up to $2.0 million, secured by the equipment financed. Under the terms of the agreement, interest is equal to 1.25% above the Prime Rate. At December 31, 2016, the interest rate was 5.0%. Interest only payments are due on borrowings through November 30, 2016, with both interest and principal payments commencing in December 2016. Any equipment advances after November 30, 2016 are subject to principal and interest payments immediately over a 36-month period following the advance. All unpaid principal and interest on each Equipment Advance will be due on November 1, 2019. The Company has an obligation to make a final payment equal to 7% of total amounts borrowed at the loan maturity date.

The Company is also subject to certain affirmative and negative covenants under the Equipment Line of Credit. As of December 31, 2016, the Company was in compliance with all covenants.

As of December 31, 2016, amounts due under the Equipment Line of Credit included $626,104 in current liabilities and $1,232,534 in long-term liabilities, which includes $32,501 of final fee premium accretion. The Company recorded $111,293 in interest expense related to the Equipment Line of Credit during the year ended December 31, 2016.

Future maturities of long-term debt at December 31, 2016 are as follows:

2017	$626,104
2018	626,104
2019	573,929
Total principal	1,826,137
Plus final fee premium accretion	32,501
Total long-term obligations	$1,858,638

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

On July 20, 2016, the Company signed the 5th Amendment to Loan and Security Agreement (“Amendment”) to refinance its existing term loan. Under the Amendment, the interest rate was adjusted to 3.75% plus the Wall Street Journal Prime Rate (subject to a floor of 7.25%). At December 31, 2016, the interest rate was 7.5%. The Amendment also extended the maturity date of the loan to February 1, 2020. The Company is required to make interest only payments on the outstanding amount of the loan on a monthly basis through September 1, 2017, after which equal monthly payments of principal and interest are due until the loan maturity date of February 1, 2020. In addition, the lenders received a warrant to purchase an aggregate 30,992 shares of the Company’s common stock at an exercise price of $4.84 per share exercisable for ten years from the date of issuance. The fair value of the warrants, totaling $148,885, was recorded as debt discount and additional paid-in capital as the warrants were equity classified. As of December 31, 2016, warrants to purchase 73,727 shares of common stock remains outstanding, of which 42,735 of these warrants were in connection with the original Agreement.

At the Company’s option, it may prepay all of the outstanding principal balance, subject to certain pre-payment fees ranging from 1% to 3% of the prepayment amount. In the event of a final payment of the loans under the loan agreement, either in the event of repayment of the loan at maturity or upon any prepayment, the Company is obligated to pay the amortized portion of the final fee of $1,125,000.

The Company is also subject to certain affirmative and negative covenants under the Agreement, including limitations on its ability to: undergo certain change of control events; convey, sell, lease, license, transfer or otherwise dispose of any equipment financed by loans under the loan agreement; create, incur, assume, guarantee or be liable with respect to indebtedness, subject to certain exceptions; grant liens on any equipment financed under the loan agreement; make or permit any payment on specified subordinated debt; and pay dividends. In addition, under the Agreement, subject to certain exceptions, the Company is required to maintain with the lender its primary operating, other deposit and securities accounts. Furthermore, under the Amendment, the Company is required to be in compliance with healthcare laws and regulations and terms and conditions of healthcare permits. The Company was in compliance with all covenants under the Agreement, as amended, as of December 31, 2016.

As of December 31, 2016, amounts due under the Agreement include $1,734,005 in current liabilities, which include $265,995 of current portion of debt discount, and $12,943,825 in long-term liabilities, which include $192,171 of final fee premium accretion and $248,346 of debt discount. The Company recorded $1,563,049 in interest expense related to the Agreement during the year ended December 31, 2016. Closing costs are being accreted over the life of the loan to interest expense.

Future maturities of long-term debt at December 31, 2016 are as follows:

2017	$2,000,000
2018	6,000,000
2019	6,000,000
2020	1,000,000
Total principal	15,000,000
Less discount	(514,341)
Plus final fee premium accretion	192,171
Total long-term obligations	$14,677,830

9. Income Taxes

At December 31, 2016, Trovagene had federal net operating loss carryforwards (NOLs) of approximately $106.7 million, which, if not used, expire beginning in 2020. Trovagene also has California NOLs of approximately $87.4 million that will begin to expire in 2021. Trovagene’s fully owned foreign subsidiary has an NOL carryover of $0.4 million. Trovagene also has research and development tax credits available for federal and California purposes of approximately $2.0 million and $0.8 million, respectively. The federal research and development tax credits will begin to expire on January 31, 2025. The California research and development tax credits are not set to expire. The utilization of these NOLs and research and development tax credits is subject to limitations based on past and future changes in ownership of Trovagene pursuant to Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). The Company has determined that ownership changes have occurred for purposes of Section 382 and, therefore, the ability of the Company to utilize its NOLs is limited.

The provision for income taxes based on losses from continuing operations consists of the following at December 31 (in thousands):

	Years ended December 31,
	2016	2015	2014
Deferred benefit
Federal	$(14,035)	$(9,602)	$(5,651)
State	(2,443)	(1,742)	(449)
Foreign	(114)	—	—
Total deferred benefit	(16,592)	(11,344)	(6,100)
Valuation allowance	16,592	11,344	6,100
Total income tax provision	$—	$—	$—

Significant components of the Company’s taxes and the rates as of December 31 are shown below (in thousands, except percentages):

	Years ended December 31,
	2016		2015
Tax computed at the federal statutory rate	$(13,206)	34%	$(9,340)	34%
State tax, net of federal tax benefit	(2,286)	6%	(1,559)	6%
Foreign Tax	(114)	—%	—	—%
Permanent Items	(114)	—%	258	(1)%
Tax credits	(1,276)	3%	(997)	3%
Valuation allowance increase	16,996	(43)%	11,638	(42)%
Provision for income taxes	$—	—%	$—	—%

Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes as of December 31 are shown below (in thousands):

	Years ended December 31,
	2016	2015
Deferred tax assets
Tax loss carryforwards	$41,502	$27,962
Research and development credits and other tax credits	2,817	1,698
Stock-based compensation	4,658	3,225
Other	1,283	782
Total deferred tax assets	50,260	33,667
Valuation allowance	(50,260)	(33,667)
Net deferred tax asset	$—	$—

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

10. Commitments and Contingencies

Research and Development and License Agreements

The Company has entered into a variety of collaborative research and specimen transfer agreements relating to its development efforts. Included in research and development expense, the Company has incurred and recorded approximately $2,535,000, $1,362,000, and $712,000 as of December 31, 2016, 2015 and 2014, respectively, relating to services provided by the collaborators in connection with these agreements.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of human diagnostics. License fees are generally calculated as a percentage of product revenues, with rates that vary by agreement. To date, payments have not been material.

Collaborative Arrangement

In November 2016, the Company entered into a collaborative arrangement with Boreal to co-develop urine and blood ctDNA assay kits and systems and to globally distribute assay kits for use on the Boreal OnTarget™ system in blood and exclusively urine. The Company is accounting for the joint development and commercialization activities with this third party as a joint risk sharing collaboration in accordance with ASC Topic 808, Collaborative Arrangements (“ASC Topic 808”). ASC Topic 808 defines a collaborative arrangement as an arrangement where the parties are active participants and have exposure to significant risks. Under the terms of an agreement with Boreal, the Company is committed to make two milestone payments totaling $1.0 million for licensing and distribution rights. The Company paid the first milestone payment of $500,000 in December 2016 and the second milestone payment will be made upon the achievement of certain research and development objectives but no later than January 1, 2018. As of December 31, 2016, the Company has incurred and recorded approximately $475,000 in research and development expenses in connection with this collaborative arrangement.

Litigation

Trovagene does not believe that the Company has legal liabilities that are probable or reasonably possible that require either accrual or disclosure, except for the following: On March 28, 2016 the Company filed a complaint in the Superior Court of the State of California for the County of San Diego against the Company’s former CEO and CFO, for, among other things, breach of fiduciary duty for failing to present a lucrative corporate opportunity to the Company concerning promising new therapeutics in the field of precision medicine and instead taking that opportunity for their own personal benefit.  The complaint asks that these two former executives be required to turn over their interests in these new therapeutics to the Company. The former CEO and CFO filed a cross complaint in the Superior Court of the State of California for the County of San Diego against the Company on May 23, 2016 for, among other things, breach of contract. The parties are currently engaged in the discovery process. From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

Employment and Consulting Agreements

The Company has longer-term contractual commitments with various consultants and employees. Certain employment agreements provide for severance payments.

Lease Agreements

The Company currently leases approximately 26,100 square feet facilities in San Diego under an operating lease that expires on December 31, 2021 at a monthly rental rate of approximately $68,000. The Company also leases certain lab and office space in Torino, Italy, of approximately 2,300 square feet at a monthly rental rate of approximately $3,100. The lease is for a period of three years and expires December 31, 2018. Rent expense for the years ended December 31, 2016, 2015, and 2014 was approximately $602,000, $471,000 and $315,000, respectively.

The Company is also a party to various non-cancelable operating lease agreements for office equipment.

Total annual commitments under non-cancelable lease agreements for each of the years ended December 31 are as follows:

2017	$896,050
2018	918,751
2019	906,879
2020	931,457
2021	959,401
Thereafter	—
Total(1)	$4,612,538

(1) This amount has not been reduced by sublease income of $306,066.

Public Offering and Controlled Equity Offering

On May 27, 2016 the Company filed a Form S-3 Registration Statement to offer and sell in one or more offerings, any combination of common stock, preferred stock, debt securities, warrants, or units having an aggregate initial offering price not exceeding $250,000,000. The preferred stock, debt securities, warrants, and units may be convertible or exercisable or exchangeable for common stock or preferred stock or other Trovagene securities. This form was declared effective on June 13, 2016. The Company has an agreement with the Agent on January 25, 2013 to issue and sell up to $30,000,000 of shares of common stock through the Agent. As payment for its services, the Agent is entitled to a 3% commission on gross proceeds. Gross proceeds of $2.4 million have been raised since the date of effectiveness of the Form S-3 on June 13, 2016.

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

12. Restructuring Charges

On December 13, 2016, the Company announced a strategic restructuring plan that allows it to concentrate on the distribution of kits and systems to be utilized by research institutions, cancer centers, and clinical service facilities for research use around the world. This restructuring plan included a reduction in force and has been completed as of December 31, 2016. The Company incurred approximately $790,000 in restructuring charges, which has been included as a component of operating loss for the year ended December 31, 2016. Restructuring charges include approximately $358,000 of costs related to termination of employees, which is net of a $60,000 stock-based compensation expense reversal for certain terminated employees. The remaining restructuring charges of approximately $432,000 were related to the impairment of an abandoned software development project. Of the total restructuring expenses recorded, approximately $418,000 remains to be paid as of December 31, 2016 and is included in accrued liabilities on the Company’s consolidated balance sheet.

13. Related Party Transactions

In March 2016, the Company engaged Rutan & Tucker, LLP, a law firm to represent Trovagene, Inc. with respect to various lawsuits. One of the partners from Rutan & Tucker, LLP, is the son of the Company’s Chairman of the Board. The fees for legal services are based on the hourly rates of the individuals performing the legal services. During the year ended December 31, 2016, the Company incurred and recorded approximately $537,000 of legal expenses for services performed by Rutan & Tucker, LLP.

In September 2015, the Company entered into a research agreement with the University of Torino (“University”) to collaborate on a program of research to develop, optimize and test molecular profiling tools for plasma and urine ctDNA in cancer. Dr. Alberto Bardelli, the Principal Investigator of the University who oversees this research program, is also a member of the Scientific Advisory Board of the Company. Under the agreement, the Company committed to pay up to $743,000 for the services performed by the University. In addition, the Company may pay royalties to the University on revenue generated by the Company from the commercialization of any tools developed during the collaboration. During the years ended December 31, 2016 and 2015, the Company incurred and recorded approximately $540,000 and $188,000 of research and development expenses related to the agreement, respectively. No royalty expense has been incurred as of December 31, 2016.

14. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations of the Company for years ended December 31, 2016 and 2015:

	Quarter Ended(1)
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share data)
2016
Revenues	$120	$104	$89	$68
Operating expenses	$10,579	$10,084	$10,013	$9,850

Net loss attributable to common stockholders	$(10,269)	$(10,208)	$(10,197)	$(8,554)
Net loss per common share - basic	$(0.35)	$(0.34)	$(0.34)	$(0.28)
Net loss per common share - diluted	$(0.36)	$(0.34)	$(0.34)	$(0.34)

Shares used in the calculation of net loss attributable to common stockholders - basic	29,755,184	29,958,037	30,339,774	30,639,440
Shares used in the calculation of net loss attributable to common stockholders - diluted	30,108,377	29,958,037	30,339,774	30,711,946

2015
Revenues	$127	$49	$58	$79
Operating expenses	$4,975	$6,682	$6,467	$7,463
Net loss attributable to common stockholders	$(7,180)	$(10,186)	$(2,742)	$(7,387)
Net loss per common share - basic	$(0.33)	$(0.41)	$(0.10)	$(0.25)
Net loss per common share - diluted	$(0.33)	$(0.41)	$(0.23)	$(0.26)

Shares used in the calculation of net loss attributable to common stockholders - basic	21,817,710	24,592,883	28,560,211	29,723,254
Shares used in the calculation of net loss attributable to common stockholders - diluted	21,817,710	24,592,883	29,128,235	30,157,038

(1) Basic and diluted net loss per common share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly net loss per common share amount may not agree to the total for the year.

15. Subsequent Events

On March 13, 2017, the Company entered into a license agreement with Nerviano Medical Sciences, S.r.l., a leading oncology discovery organization (“Nerviano”), that grants the Company exclusive global development and commercialization rights to NMS-1286937, which the Company refers to as PCM-075. PCM-075 is an oral, investigative drug and a highly selective adenosine triphosphate (ATP) competitive inhibitor of the serine/threonine polo-like-kinase 1 (PLK 1). Pursuant to the license agreement, the Company will assume sole responsibility for global development and commercialization of PCM-075. Trovagene will pay Nerviano an upfront payment of $2.0 million, as well as development and regulatory-based milestone payments and royalty payments on future net sales of PCM-075. Nerviano is the current manufacturer of bulk and finished drug for PCM-075 and the Company has all rights to manufacture bulk and finished goods.

On March 15, 2017, in connection with the addition of precision medicine therapeutics to its business, the Company announced a restructuring which the Company estimates will reduce annual pre-tax expenses by approximately $8.0 million per year, primarily through a reduction of approximately 30 employees and expenses primarily linked to research, clinical studies, and operations.

The Company plans to continue providing access to its ctDNA collection, extraction and analysis technology in urine and blood to strategic accounts, including pharmaceutical companies and third party reference laboratories, by internal strategic executives. The Company intends to maintain its CLIA/CAP-certified laboratory for clinical testing services for pharmaceutical companies, third party reference laboratories and physicians and for internal programs.