Form 10-Q
period 2017-03-31
Trovagene, Inc.
filed 2017-05-10
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-35558

TROVAGENE, INC.
(Exact Name of registrant as specified in its charter)

Delaware	27-2004382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11055 Flintkote Avenue, Suite B, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 952-7570
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 28, 2017, the issuer had 30,973,000 shares of Common Stock issued and outstanding.

TROVAGENE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TROVAGENE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$10,183,460	$13,915,094
Short-term investments	18,619,712	23,978,022
Accounts receivable	80,348	100,460
Prepaid expenses and other assets	845,845	956,616
Total current assets	29,729,365	38,950,192
Property and equipment, net	3,567,064	3,826,915
Other assets	628,640	1,173,304
Total Assets	$33,925,069	$43,950,411

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$968,385	$1,130,536
Accrued expenses	3,830,741	4,021,365
Deferred rent	285,246	285,246
Current portion of long-term debt	3,873,438	2,360,109
Total current liabilities	8,957,810	7,797,256
Long-term debt, less current portion	12,699,739	14,176,359
Derivative financial instruments—warrants	279,434	834,940
Deferred rent, net of current portion	1,307,598	1,373,717
Total Liabilities	23,244,581	24,182,272

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 60,600 shares outstanding at March 31, 2017 and December 31, 2016; designated as Series A Convertible Preferred Stock with liquidation preference of $606,000 at March 31, 2017 and December 31, 2016	60	60
Common stock, $0.0001 par value, 150,000,000 shares authorized; 30,967,791 and 30,696,791 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	3,098	3,070
Additional paid-in capital	168,811,755	167,890,984
Accumulated other comprehensive loss	(13,626)	(10,773)
Accumulated deficit	(158,120,799)	(148,115,202)
Total stockholders’ equity	10,680,488	19,768,139
Total liabilities and stockholders’ equity	$33,925,069	$43,950,411

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Royalties	$65,826	$112,868
Diagnostic services	28,862	7,618
Clinical research services	350	—
Total revenues	95,038	120,486
Costs and expenses:
Cost of revenues	616,426	309,271
Research and development	4,279,830	3,208,064
Selling and marketing	1,407,985	3,057,552
General and administrative	2,196,639	4,004,247
Restructuring charges	1,719,804	—
Total operating expenses	10,220,684	10,579,134

Loss from operations	(10,125,646)	(10,458,648)

Net interest expense	(429,397)	(337,620)
Gain from change in fair value of derivative financial instruments—warrants	555,506	533,750
Net loss	(9,999,537)	(10,262,518)

Preferred stock dividend	(6,060)	(6,060)

Net loss attributable to common stockholders	$(10,005,597)	$(10,268,578)

Net loss per common share — basic	$(0.32)	$(0.35)
Net loss per common share — diluted	$(0.32)	$(0.36)

Weighted-average shares outstanding — basic	30,961,014	29,755,184
Weighted-average shares outstanding — diluted	30,961,014	30,108,377

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(9,999,537)	$(10,262,518)
Other comprehensive loss:
Foreign currency translation loss	(2,399)	(651)
Unrealized loss on securities available-for-sale	(454)	—
Total other comprehensive loss	(2,853)	(651)

Total comprehensive loss	(10,002,390)	(10,263,169)

Preferred stock dividend	(6,060)	(6,060)

Comprehensive loss attributable to common stockholders	$(10,008,450)	$(10,269,229)

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(9,999,537)	$(10,262,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	485,000	—
Depreciation and amortization	330,968	156,821
Stock based compensation expense	920,799	2,811,108
Accretion of final fee premium	125,012	93,062
Amortization of discount on debt	68,223	27,631
Amortization of premiums on short-term investments	10,877	—
Deferred rent	(66,119)	—
Interest income accrued on short-term investments	151,583	—
Change in fair value of derivative financial instruments—warrants	(555,506)	(533,750)
Changes in operating assets and liabilities:
Decrease in other assets	—	2,761
Decrease in accounts receivable	20,112	36,801
Decrease (increase) in prepaid expenses	110,957	(51,272)
(Decrease) increase in accounts payable and accrued expenses	(360,577)	1,072,343
Decrease in other liabilities	—	(268,694)
Net cash used in operating activities	(8,758,208)	(6,915,707)

Investing activities:
Capital expenditures, net	(11,452)	(352,023)
Maturities of short-term investments	14,000,000	—
Purchases of short-term investments	(8,804,604)	—
Net cash provided by (used in) investing activities	5,183,944	(352,023)

Financing activities:
Proceeds from exercise of options	—	133,613
Borrowings under equipment line of credit	—	550,297
Repayments of long-term debt	—	(919,864)
Repayments of equipment line of credit	(156,526)	—
Net cash used in financing activities	(156,526)	(235,954)
Effect of exchange rate changes on cash and cash equivalents	(844)	(34)
Net change in cash and equivalents	(3,731,634)	(7,503,718)
Cash and cash equivalents—Beginning of period	13,915,094	67,493,047
Cash and cash equivalents—End of period	$10,183,460	$59,989,329

Supplementary disclosure of cash flow activity:
Cash paid for interest	$300,040	$276,214
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends accrued	$6,060	$6,060
Leasehold improvements paid for by lessor	$—	$1,860,000

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

Business Organization and Overview

Trovagene, Inc. (“Trovagene” or the “Company”) is a precision medicine biotechnology company headquartered in San Diego, California. The Company’s primary focus is to develop oncology therapeutics for improved cancer care by leveraging its proprietary Precision Cancer Monitoring® (“PCM”) diagnostic technology in tumor genomics. The Company’s PCM technology allows for detection and quantitation of oncogene mutations in cancer patients for improved disease management. Trovagene’s Trovera™ liquid biopsy test, which utilizes PCM technology, is designed to provide important clinical information beyond the current standard of care. Trovagene has broad intellectual property and proprietary technology to measure circulating tumor DNA (“ctDNA”) in urine and blood to identify and quantify clinically actionable markers for predicting response to cancer therapeutics. Trovagene offers its PCM technology at its Clinical Laboratory Improvement Amendments (“CLIA”)-certified/College of American Pathologists (“CAP”)-accredited laboratory and plans to continue to vertically integrate its PCM technology with precision cancer therapeutics.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Trovagene, which include its wholly owned subsidiary, Trovagene, Srl, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. The operating results presented in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2017.

Liquidity

Trovagene’s condensed consolidated financial statements as of March 31, 2017 have been prepared under the assumption that Trovagene will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to generate additional revenue.

The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution.  Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct its business.

If the Company is unable to raise additional capital when required or on acceptable terms, it may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of its product candidates, all of which may have a material adverse impact on the Company’s operations. The Company may also be required to:

•	Seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; and

•	Relinquish licenses or otherwise dispose of rights to technologies, product candidates or products that the Company would otherwise seek to develop or commercialize themselves, on unfavorable terms.

The Company is evaluating the following options to raise additional capital, increase revenue, as well as reduce costs, in an effort to strengthen its liquidity position:

•	Raising capital through public and private equity offerings;

•	Adding capital through short-term and long-term borrowings;

•
Introducing operation and business development initiatives to bring in new revenue streams by leveraging capabilities within our CLIA lab, as well as monetizing our proprietary NextCollect™ DNA collection and preservation cup;

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

Short-Term Investments

Short-term investments consist of corporate debt securities, U.S. treasury securities, and commercial paper. The Company classifies its short-term investments as available-for-sale, as the sale of such securities may be required prior to maturity to execute management strategies. Investments classified as available-for-sale are carried at fair value, with the unrealized gains and losses reported as a component of consolidated accumulated other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities will be included in other income (loss) within the consolidated statements of operations. There were no realized gains and losses for the three months ended March 31, 2017.

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

The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding the volatility of Trovagene’s common stock price, the remaining life of the warrant, and the risk-free interest rates at each period end. The Company thus uses model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classifies such warrants in Level 3 per FASB ASC Topic 820, Fair Value Measurements (“ASC 820”). At March 31, 2017, and December 31, 2016, the fair value of these warrants was $279,434 and $834,940, respectively, and was recorded as a liability under the caption “derivative financial instruments—warrants” on the consolidated balance sheet.

Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with FASB ASC Topic 260, Earnings per Share, for all periods presented. In accordance with this guidance, basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Preferred dividends are included in income available to common stockholders in the computation of basic and diluted earnings per share. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and common share equivalents outstanding for the period. Common share equivalents are only included when their effect is dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
Numerator: Net loss attributable to common shareholders	$(10,005,597)	$(10,268,578)
Adjustment for (gain) loss from change in fair value of derivative financial instruments—warrants	—	(533,750)
Net loss used for diluted loss per share	$(10,005,597)	$(10,802,328)
Denominator for basic and diluted net loss per share:
Weighted-average shares used to compute basic loss per share	30,961,014	29,755,184
Adjustments to reflect assumed exercise of warrants	—	353,193
Weighted-average shares used to compute diluted net loss per share	30,961,014	30,108,377
Net loss per share attributable to common stockholders:
Basic	$(0.32)	$(0.35)
Diluted	$(0.32)	$(0.36)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	March 31,
	2017	2016
Options to purchase Common Stock	4,687,566	8,117,024
Warrants to purchase Common Stock	5,505,901	4,515,947
Restricted Stock Units	976,991	—
Series A Convertible Preferred Stock	63,125	63,125
	11,233,583	12,696,096

License Fees

The Company expenses amounts paid to acquire licenses associated with products under development when the ultimate recoverability of the amounts paid is uncertain and the technology has no alternative future use when acquired. Acquisitions of technology licenses are charged to expense or capitalized based upon management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future use. The Company has determined that technological feasibility for its product candidates is reached when the requisite regulatory approvals are obtained to make the product available for sale.

Restructuring

Restructuring costs are included in loss from operations in the condensed consolidated statements of operations. The Company has accounted for these costs in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. One-time termination benefits are recorded at the time they are communicated to the affected employees. In March 2017, the Company announced a restructuring plan which is expected to be completed in the second quarter of 2017. See Note 10 to the condensed consolidated financial statements for further information.

Change in Accounting Principle

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which aims to simplify the accounting for share-based payment transactions, including accounting for income taxes, classification on the statement of cash flows, accounting for forfeitures, and classification of awards as either liabilities or equity. In addition, under the ASU 2016-09, excess income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than cash flow from financing activities. The Company adopted ASU 2016-09 as of January 1, 2017 and has elected to continue estimating forfeitures based on historical experience. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The new standard is based on the principal that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its initial release, FASB has issued several amendments to the standard, which include clarification of accounting guidance related to identification of performance obligations, intellectual property licenses, and principal versus agent considerations. ASU 2014-09 and all subsequent amendments (collectively, the “new standards”) will be effective for the Company beginning in the first quarter of fiscal year 2018 and may be applied using either the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. To date, the Company has derived its revenues from a limited number of royalty, license and diagnostic service agreements. The consideration the Company is eligible to receive under these agreements includes upfront payments, milestone payments and royalties. Each of its collaboration agreements has unique terms that will need to be evaluated separately under the new standards. The Company has started its preliminary assessment of its active license and collaboration agreements. The new standards differ from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. For example, the Company currently recognizes milestone revenue using the milestone method specified in ASC 605-28, which generally results in recognition of milestone revenue in the period that the milestone event is achieved. However, under the new accounting standards, it is possible to start to recognize milestone revenue before the milestone is achieved if management determines with a high degree of certainty that amounts recorded as revenues will not have to be reversed when the uncertainty associated with the variable consideration is subsequently resolved. In addition, the current accounting standards include a presumption that revenue from upfront non-refundable fees are recognized ratably over the performance period, unless another attribution method is determined to more closely approximate the delivery of the goods or services to the customer. The new accounting standards will require entities to determine an appropriate attribution method using either output or input methods and do not include a presumption that entities would default to ratable attribution approach. The Company is continuing to assess the impact these items will have on its financial statements. The Company is completing its initial assessment of the new standards, including a high level review of the Company’s contract portfolio and revenue streams, particularly around royalty revenues, to identify potential differences in accounting as a result of the new standards. The Company expects to adopt the new standards using the modified retrospective method with an adjustment, if any, to beginning retained earnings for the cumulative effect of the change.

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements at March 31, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$8,707,706	$—	$—	$8,707,706
Corporate debt securities (2)	—	3,743,945	—	3,743,945
Commercial paper (3)	—	7,272,879	—	7,272,879
U.S. treasury securities (2)	—	8,602,627	—	8,602,627
Total Assets	$8,707,706	$19,619,451	$—	$28,327,157
Liabilities:
Derivative financial instruments—warrants	$—	$—	$279,434	$279,434
Total Liabilities	$—	$—	$279,434	$279,434

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$12,095,620	$—	$—	$12,095,620
Corporate debt securities (2)	—	14,160,686	—	14,160,686
Commercial paper (3)	—	2,393,948	—	2,393,948
U.S. treasury securities (2)	—	8,621,892	—	8,621,892
Total Assets	$12,095,620	$25,176,526	$—	$37,272,146
Liabilities:
Derivative financial instruments—warrants	$—	$—	$834,940	$834,940
Total Liabilities	$—	$—	$834,940	$834,940

(1) Included as a component of cash and cash equivalents on the accompanying condensed consolidated balance sheets.

(2) Included in short-term investments on the accompanying condensed consolidated balance sheets.

(3) $999,739 and $1,198,504 of commercial paper was included as a component of cash and cash equivalents at March 31, 2017 and December 31, 2016, respectively, and the remaining amount was included in short-term investments on the accompanying consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the three months ended March 31, 2017:

Description	Balance at December 31, 2016	Unrealized Gain	Balance at March 31, 2017
Derivative financial instruments—warrants	$834,940	$(555,506)	$279,434

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

4. Short-Term Investments

The following table sets forth the composition of securities available-for-sale as of March 31, 2017 and December 31, 2016.

	March 31, 2017
			Unrealized
	Maturity in Years	Cost	Gains	Losses	Fair Value

Corporate debt securities	Less than 1 year	$3,747,683	$—	$(3,738)	$3,743,945
Commercial paper	Less than 1 year	6,273,140	—	—	6,273,140
U.S. treasury securities	Less than 1 year	8,608,408	—	(5,781)	8,602,627
Total Investment		$18,629,231	$—	$(9,519)	$18,619,712

	December 31, 2016
			Unrealized
	Maturity in Years	Cost	Gains	Losses	Fair Value

Corporate debt securities	Less than 1 year	$14,165,915	$44	$(5,273)	$14,160,686
Commercial paper	Less than 1 year	1,195,444	—	—	1,195,444
U.S. treasury securities	Less than 1 year	8,625,728	330	(4,166)	8,621,892
Total Investment		$23,987,087	$374	$(9,439)	$23,978,022

5. Property and Equipment

Property and equipment consist of the following:

	As of March 31, 2017	As of December 31, 2016
Furniture and office equipment	$1,144,741	$1,144,741
Leasehold improvements	1,994,514	1,994,514
Laboratory equipment	2,461,097	2,449,645
	5,600,352	5,588,900
Less—accumulated depreciation and amortization	(2,033,288)	(1,761,985)
Property and equipment, net	$3,567,064	$3,826,915

6. Debt

Equipment Line of Credit

In November 2015, the Company entered into a Loan and Security Agreement (“Equipment Line of Credit”) with Silicon Valley Bank that provided for cash borrowings for equipment (“Equipment Advances”) of up to $2.0 million, secured by the equipment financed. Under the terms of the agreement, interest is equal to 1.25% above the Prime Rate. At March 31, 2017, the interest rate was 5.25%. Interest only payments are due on borrowings through November 30, 2016, with both interest and principal payments commencing in December 2016. All unpaid principal and interest on each Equipment Advance will be due on November 1, 2019. The Company has an obligation to make a final payment equal to 7% of total amounts borrowed at the loan maturity date.

The Company is also subject to certain affirmative and negative covenants under the Equipment Line of Credit. As of March 31, 2017, the Company was in compliance with all covenants.

As of March 31, 2017, amounts due under the Equipment Line of Credit included $626,104 in current liabilities and $1,084,537 in long-term liabilities, which includes $41,030 of final fee premium accretion. The Company recorded $30,267 in interest expense related to the Equipment Line of Credit during the three months ended March 31, 2017.

Future principal payments of long-term debt at March 31, 2017 are as follows:

March 31,
2018	$626,104
2019	626,104
2020	417,403
Total principal	1,669,611
Plus final fee premium accretion	41,030
Total long-term obligations	$1,710,641

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

On July 20, 2016, the Company signed the 5th Amendment to Loan and Security Agreement (“Amendment”) to refinance its existing term loan. Under the Amendment, interest is equal to 3.75% plus the Wall Street Journal Prime Rate, subject to a floor of 7.25%. At March 31, 2017, the interest rate was 7.75%. The Company is required to make interest only payments on the outstanding amount of the loan on a monthly basis through September 1, 2017, after which equal monthly payments of principal and interest are due until the loan maturity date of February 1, 2020. In addition, the lenders received a warrant to purchase an aggregate 30,992 shares of the Company’s common stock at an exercise price of $4.84 per share exercisable for ten years from the date of issuance. The fair value of the warrants, totaling $148,885, was recorded as debt discount and additional paid-in capital as the warrants were equity classified. As of March 31, 2017, warrants to purchase 73,727 shares of common stock remains outstanding, of which 42,735 of these warrants were in connection with the original Agreement.

At the Company’s option, it may prepay all of the outstanding principal balance, subject to certain pre-payment fees ranging from 1% to 3% of the prepayment amount. In the event of a final payment of the loans under the Amendment, either in the event of repayment of the loan at maturity or upon any prepayment, the Company is obligated to pay the final fee of $1,125,000.

The Company is also subject to certain affirmative and negative covenants under the Agreement, including limitations on its ability to undergo certain change of control events, and is required to maintain its primary operating, deposit and securities accounts with the lender. In addition, the Company is required to be in compliance with healthcare laws and regulations and terms and conditions of healthcare permits. The Company was in compliance with all covenants as of March 31, 2017.

As of March 31, 2017, amounts due under the Agreement include $3,247,334 in current liabilities, which include $252,666 of current portion of debt discount, and $11,615,202 in long-term liabilities, which include $308,654 of final fee premium accretion. The Company recorded $465,956 in interest expense related to the Agreement during the three months ended March 31, 2017.

Future principal payments of long-term debt at March 31, 2017 are as follows:

March 31,
2018	$3,500,000
2019	6,000,000
2020	5,500,000
Total principal	15,000,000
Less discount	(446,118)
Plus final fee premium accretion	308,654
Total long-term obligations	$14,862,536

7. Derivative Financial Instruments—Warrants

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), Trovagene determined that certain warrants issued in connection with the execution of certain equity financings must be recorded as derivative liabilities. In accordance with ASC Topic 815-40, the warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant change in fair value is being recorded in the Company’s condensed consolidated statements of operations. The Company estimates the fair value of these warrants using the Black-Scholes option pricing model.

The range of assumptions used to determine the fair value of the warrants valued using the Black-Scholes option pricing model during the periods indicated was:

	Three Months Ended March 31,
	2017	2016
Estimated fair value of Trovagene common stock	$1.15-$2.10	$5.69-$10.15
Expected warrant term	1.8-2.0 years	3.3-3.8 years
Risk-free interest rate	1.20-1.27%	0.89-1.01%
Expected volatility	94-98%	75-77%
Dividend yield	0%	0%

Expected volatility is based on historical volatility of Trovagene’s common stock. The warrants have a transferability provision and based on guidance provided in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), for instruments issued with such a provision, Trovagene used the full contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates consistent with the expected remaining term of the warrants at each balance sheet date.

The following table sets forth the components of changes in the Company’s derivative financial instruments—warrants liability balance, valued using the Black-Scholes option pricing method, for the periods indicated.

Date	Description	Number of Warrants	Derivative Instrument Liability
December 31, 2016	Balance of derivative financial instruments—warrants liability	967,295	$834,940
	Change in fair value of derivative financial instruments—warrants during the period recognized as a gain in the condensed consolidated statements of operations	—	(555,506)
March 31, 2017	Balance of derivative financial instruments—warrants liability	967,295	$279,434

8. Stockholders’ Equity

Common Stock

During the three months ended March 31, 2017, the Company issued a total of 275,000 shares of Common Stock, all of which were issued upon vesting of restricted stock units (“RSU”).

Stock Options

Stock-based compensation expense related to Trovagene equity awards have been recognized in operating results as follow:

	Three Months Ended March 31,
	2017	2016
Included in research and development expense	$372,200	$398,741
Included in cost of revenue	26,156	18,297
Included in selling and marketing expense	304,532	578,721
Included in general and administrative expense	296,777	1,815,349
Benefit from restructuring	(78,866)	—
Total stock-based compensation expense	$920,799	$2,811,108

The unrecognized compensation cost related to non-vested stock options outstanding at March 31, 2017 and 2016, net of expected forfeitures, was $5,677,247 and $12,118,815, respectively, which is expected to be recognized over a weighted-average remaining vesting period of 2.6 and 2.8 years, respectively. The weighted-average remaining contractual term of outstanding options as of March 31, 2017 was approximately 7.3 years. The total fair value of stock options vested during the three months ended March 31, 2017 and 2016 was $1,526,211 and $3,348,611, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated:

	Three Months Ended March 31,
	2017 (1)	2016
Risk-free interest rate	0%	1.77%
Dividend yield	0%	0%
Expected volatility	0%	76%
Expected term	0	6.1 years

(1) No options granted during the three months ended March 31, 2017.

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2016	5,528,628	$5.49	$—
Granted	—	—
Exercised	—	—	$—
Canceled / Forfeited	(841,062)	$6.22
Balance outstanding, March 31, 2017	4,687,566	$5.36	$—
Exercisable at March 31, 2017	2,640,484	$5.19	$—

On May 17, 2016, the number of authorized shares in the Trovagene 2014 Equity Incentive Plan (“2014 EIP”) was increased to 7,500,000. As of March 31, 2017 there were 2,563,428 shares available for issuance under the 2014 EIP.

Restricted Stock Units

The weighted-average grant date fair value of the RSU was $2.05 per share during the three months ended March 31, 2017. There were no RSUs granted during the three months ended March 31, 2016.

A summary of the RSU activity is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Intrinsic Value
Non-vested RSU outstanding, December 31, 2016	272,000	$3.99	$571,200
Granted	1,339,742	$2.05
Vested	(275,000)	$3.97	$577,350
Forfeited	(359,751)	$2.05
Non-vested RSU outstanding, March 31, 2017	976,991	$2.05	$1,123,540

At March 31, 2017, total unrecognized compensation cost related to non-vested RSU was $1,603,214, which is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of RSU vested during the three months ended March 31, 2017 was $1,091,580.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2016	5,505,901	$3.83	1.6
Balance outstanding, March 31, 2017	5,505,901	$3.83	1.4

9. Commitments and Contingencies

Executive and Consulting Agreements

The Company has long-term contractual commitments with various consultants and employees. Certain employment agreements provide for severance payments.

Lease Agreements

The Company leases approximately 26,100 square feet of office and laboratory space at a monthly rental rate of approximately $68,000. The lease will expire on December 31, 2021. The Company also leases certain lab and office space in Torino, Italy, of approximately 2,300 square feet, at a monthly rental rate of approximately $3,100 through September 30, 2017.

Research and Development and License Agreements

In March 2017, the Company entered into a license agreement with Nerviano Medical Sciences S.r.l. (“Nerviano”) which granted the Company development and commercialization rights to NMS-1286937, which Trovagene refers to as PCM-075. PCM-075 is an oral, investigative drug and a highly-selective adenosine triphosphate competitive inhibitor of the serine/threonine polo-like-kinase 1 (“PLK 1”). The Company plans to develop PCM-075 initially in patients with acute myeloid leukemia (“AML”). Upon execution of the agreement, the Company paid $2.0 million in license fees which were expensed to research and development costs during the three months ended March 31, 2017. The Company is committed to pay $1.0 million for future services provided by Nerviano, such as the costs to manufacture drug product, no later than June 30, 2019. Terms of the agreement also provide for the Company to pay royalties based on certain development and sales milestones.

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. The Company has recorded approximately $88,000 in research and development expense for the three months ended March 31, 2017 relating to services provided by the collaborators in connection with these agreements.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of human diagnostics. License fees are generally calculated as a percentage of product revenues, with rates that vary by agreement. To date, payments have not been material.

Collaborative Arrangement

In November 2016, the Company entered into a collaborative development agreement with Boreal Genomics, Inc. (“Boreal”) to co-develop urine and blood ctDNA assay kits and systems and to globally distribute assay kits for use on the Boreal OnTarget™ system in blood and exclusively urine. On March 24, 2017, the Company issued Boreal a written 60 days’ notice to terminate the agreement. During the three months ended March 31, 2017, the Company recorded an approximately $0.5 million impairment loss on license fees in connection with this collaborative arrangement (see Note 10). In addition, the Company incurred approximately $33,000 in research and development expenses for the three months ended March 31, 2017.

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

Public Offering and Controlled Equity Offering

On March 15, 2017, the Company filed a Form 424B5 to amend and supplement the information in the Company’s registration statement and prospectus, dated June 13, 2016, to offer and sell additional shares of the Company’s common stock having an aggregate offering price up to $20,698,357. The Company entered into an agreement with Cantor Fitzgerald & Co. (“Agent”) on January 25, 2013 to issue and sell up to $30,000,000 of shares of common stock through the Agent. As payment for its services, the Agent is entitled to a commission on gross proceeds of up to 3%. No proceeds have been raised in 2017.

10. Restructuring Charges

On March 15, 2017, in connection with the addition of precision medicine therapeutics to its business, the Company announced a restructuring plan (the “Restructuring”) which included a reduction in force. The Restructuring is expected to be completed in the second quarter of 2017. The Company estimates that it will incur approximately $2.0 million in charges related to this Restructuring. During the three months ended March 31, 2017, the Company incurred approximately $1.7 million in restructuring charges which included approximately $1.2 million of personnel termination costs and an approximately $0.5 million charge related to impairment of capitalized license fees. As of March 31, 2017, approximately $1.3 million of these restructuring costs were included in accrued liabilities in the condensed consolidated balance sheet.

11. Related Party Transactions

In March 2016, the Company engaged Rutan & Tucker, LLP, a law firm to represent Trovagene, Inc. with respect to various lawsuits. One of the partners from Rutan & Tucker, LLP, is the son of the Company’s Chairman of the Board. The fees for legal services are based on the hourly rates of the individuals performing the legal services. During the three months ended March 31, 2017, the Company has incurred approximately $155,000 of legal expenses for services performed by Rutan & Tucker, LLP.

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

In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 15, 2017. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

We are a biotechnology company developing oncology therapeutics for improved cancer care by leveraging our proprietary PCM technology in tumor genomics. Our broad intellectual property and proprietary technology enables us to measure ctDNA in urine and blood to identify and quantify clinically actionable markers for predicting response to cancer therapies. We offer our PCM technology at our CLIA-certified/CAP-accredited laboratory and plan to continue to vertically integrate our PCM technology with precision cancer therapeutics.

We believe that there is an opportunity to utilize precision diagnostics to improve treatment outcomes for cancer patients using our proprietary technology to detect and monitor patient response to therapy. On March 15, 2017, we announced the licensing of PCM-075, a PLK1 inhibitor for the treatment of AML, from Nerviano. The licensing of global development and commercialization rights to PCM-075 allows us to execute our strategy to vertically integrate our ctDNA PCM technology with precision cancer therapeutics, by developing drugs where our deep understanding of tumor genomics may allow for effective targeting of appropriate cancer patients.

We have significant experience and expertise with biomarkers and technology in cancer, including AML. We are the patent holder of NPM1 for diagnosis and monitoring of patients. NPM1-mutated AML is a founder genetic marker in leukemia and accounts for approximately one-third of all AML patients. We plan to use our PCM technology to profile other dominant AML markers, such as FLT3, DNMT3A, NRAS, and KIT, to potentially identify and measure patient therapy response.

A Phase 1 safety study of PCM-075 has been completed in patients with advanced metastatic cancers with data indicating an acceptable safety profile as well as antitumor activity. We believe that PCM-075 has pharmacokinetic and pharmacodynamic properties that provide advantages and may show improvement in clinical benefits over an earlier PLK1 inhibitor, for the treatment of patients with AML. We plan to submit an investigational new drug application to the FDA in the second quarter of 2017. This submission will include a Phase 1/2 clinical protocol that will identify the safety of PCM-075 in

AML patients, provide a preliminary assessment of response, study the effect of different clinical dosing regimens, as well as explore the potential of correlative biomarker analyses to select patients more likely to respond.

The genetic materials that result when cells in the body die and release their DNA into the bloodstream, are collectively referred to as “cell-free nucleic acids.” The circulating fragments of genetic material can be detected and measured in urine, filtered through the kidney, and blood.  Cell-free nucleic acids can be used as genetic markers of disease and the ability to use urine or blood as liquid biopsy sample types allows for simple, noninvasive, or minimally invasive, sample collection methods. We are leveraging our proprietary PCM technology to extract and enrich the DNA in urine and blood to enable ourselves and other, through branded Trovera™ liquid biopsy tests performed at our CLIA-certified/CAP-accredited laboratory, to detect and monitor ctDNA in urine and blood. We believe our PCM technology can allow for improved detection and quantitation of oncogene mutations from tumors to help improve disease and cancer patient management. We also believe that our PCM technology can be used to advance our ability to develop precision cancer therapeutics.

Our fundamental ctDNA diagnostic platform is protected by significant intellectual property around cell-free nucleic acids in urine and blood, the extraction of cell-free nucleic acids from urine and blood, as well as novel assay designs, particularly our proprietary non-naturally occurring primers.  As of March 31, 2017, our intellectual property portfolio consists of 120 issued patents worldwide and 60 pending patent applications globally. Our patent estate includes intellectual property for the detection of cell-free nucleic acids that pass through the kidney into the urine, as well as their application in specific disease areas, including oncology, infectious disease, transplantation, urology, and prenatal genetics.

We believe our technology expertise and extensive patent portfolio around cell-free DNA in urine and blood gives us a competitive advantage to leverage an emerging trend of monitoring cancer using ctDNA as a marker of disease status.  Our proprietary sample preparation process includes novel technology for the collection and DNA preservation (“Next™Collect”), DNA extraction and isolation of ctDNA protocol, proprietary, non-naturally occurring primers to enrich the sample for mutant alleles, and the ability to detect nucleic acids of interest using next-generation sequencing. We believe that our quantitative ctDNA detection and monitoring platforms offer industry-leading sensitivity, allowing single-copy detection, a significant advantage over competitive methods.

Targeted therapies are typically very expensive, can have significant side effects, and efficacy can vary by patient.  In order to measure effectiveness, repeated monitoring is needed and serial biopsies can be difficult to obtain.  If resistance develops, fast and accurate detection of emerging or changing oncogene mutation status is critical.  Our technology platforms provide a novel solution for identifying ctDNA in urine and blood, plentiful sample sources, and we are continuing to build a growing body of evidence supporting the clinical utility of our technology to monitor cancer using ctDNA. We believe that we can successfully leverage this deep understanding of tumor genomics to advance the development of PCM-075.

Our accumulated deficit through March 31, 2017 is $158,120,799. To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities and expand operations. During 2017, we have advanced our business with the following activities:

•
Signed agreements with strategic partners across Europe and the Middle East for commercialization of the Trovera™ liquid biopsy tests.  This milestone marks the first wave of international distribution agreements for our CLIA based liquid biopsy tests for urine and blood samples.

•
Published study results in Clinical Cancer Research, demonstrating the analytical and clinical performance of Trovera™ urine and blood liquid biopsy tests to quantitatively assess KRAS mutations in patients with diverse advanced cancers.  This data was also featured as a presentation at the 2017 Gastrointestinal Cancers Symposium on January 21, 2017 in San Francisco, CA.

•
Entered into a license agreement with Nerviano that grants us exclusive global development and commercialization rights to NMS-1286937, which we refers to as PCM-075.  PCM-075 is an oral, investigative drug and a highly-selective PLK 1 inhibitor for the treatment of AML.

•
Appointed Dr. Sandra Silberman, a leading clinical researcher in hematology/oncology, and practicing physician at the Duke VAMC, as a member of our Clinical Advisory Board (“CAB”). Dr. Silberman joins CAB members Dr. Jorge Cortes, of MD Anderson, Dr. Filip Janku, of MD Anderson, and Dr. David Berz, of the Beverly Hills Cancer Center, Dr. Silberman has extensive experience in the development of novel therapies for the treatment of hematologic cancers and will work with us through the clinical development process for PCM-075.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017.

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of our Annual Report on Form 10-K as of and for the year ended December 31, 2016, filed with the SEC on March 15, 2017. There have been no changes to our critical accounting policies since December 31, 2016.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 and 2016

Revenues

Our total revenues were $95,038 and $120,486 for the three months ended March 31, 2017 and 2016, respectively. The components of our revenues were as follows:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
Royalties	$65,826	$112,868	$(47,042)
Diagnostic services	28,862	7,618	21,244
Clinical research services	350	—	350
Total revenues	$95,038	$120,486	$(25,448)

The $47,042 decrease in royalty income related primarily to lower receipts of payments in excess of minimum royalties in comparison to the same period of the prior year. Revenue from diagnostic services is recognized when payment is received for the test results. The number of tests billed and payments received were higher in 2017 as compared to the same period in the prior year.

We expect our royalties to fluctuate as the royalties are based on the minimum royalty payments as well as the timing of when payments are received for royalties in excess of minimum royalties. In addition, our diagnostic service revenue may be impacted by our expansion into oncology therapeutics. We expect revenue from clinical research services to fluctuate based on timing of delivery of supplies under agreements.

Cost of Revenues

Our total cost of revenues was $616,426 for the three months ended March 31, 2017, compared to $309,271 in the same period of 2016. Cost of revenues mainly relates to the costs of our diagnostic service revenues. The costs are recognized at the completion of testing. Due to revenue being recognized when cash is received, costs incurred in one period may relate to revenue recognized in a later period. Gross margins are negative as we begin to build test volume to cover costs associated with running our diagnostic tests as well as inefficiencies in realizing capacity related issues. Increase in cost of revenues for the three months ended March 31, 2017 compared to the same period of last year is mainly due to the increased volume of tests processed offset by decreased average cost per test.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
Salaries and staff costs	$875,377	$1,302,260	$(426,883)
Stock-based compensation	372,200	398,741	(26,541)
Outside services, consultants and lab supplies	634,794	1,181,379	(546,585)
Facilities	367,901	261,237	106,664
Travel and scientific conferences	16,040	42,410	(26,370)
Fees, licenses and other	2,013,518	22,037	1,991,481
Total research and development	$4,279,830	$3,208,064	$1,071,766

Research and development expenses increased by $1,071,766 to $4,279,830 for the three months ended March 31, 2017 from $3,208,064 for the same period in 2016. The increase in fees, licenses and other is primarily due to the $2.0 million license fee payment in March 2017 to Nerviano for development and commercialization rights to PCM-075. As a result of the two strategic restructuring activities which occurred in December 2016 and March 2017, our average internal research and development personnel decreased from thirty to nineteen, resulting in a decrease of expenses in salaries and staff costs, stock-based compensation, and travel and scientific conferences. In addition, samples processed and validated in connection with our clinical collaborations, as well as lab supplies, decreased due to the shifting of our business focus. We expect a reduction of research and development costs that relate to CLIA services as a result of our expansion into oncology therapeutics; however, other costs may increase as we complete the development of PCM-075.

Selling and Marketing Expenses

Selling and marketing expenses consisted of the following:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
Salaries and staff costs	$601,183	$1,408,576	$(807,393)
Stock-based compensation	304,532	578,721	(274,189)
Outside services and consultants	113,830	356,958	(243,128)
Facilities	110,138	118,261	(8,123)
Trade shows, conferences and marketing	191,070	342,173	(151,103)
Travel	62,020	219,633	(157,613)
Other	25,212	33,230	(8,018)
Total sales and marketing	$1,407,985	$3,057,552	$(1,649,567)

Selling and marketing expenses decreased by $1,649,567 to $1,407,985 for the three months ended March 31, 2017 from $3,057,552 for the same period in 2016. The overall decrease in selling and marketing expenses was primarily due to our strategic restructuring activities. As part of our restructuring, we reduced the number of our field sales, customer support and marketing personnel, bringing down our average commercial team headcount to eleven from twenty-four in the same period of the prior year. We expect decreases in personnel and related costs due to the reduction in force; however, selling and marketing expenses may increase in future periods due to commercial introduction of new product offerings.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)
Personnel and outside services costs	$1,070,707	$1,028,651	$42,056
Board of Directors’ fees	113,619	101,995	11,624
Stock-based compensation	296,777	1,815,349	(1,518,572)
Legal and accounting fees	440,175	769,797	(329,622)
Facilities and insurance	159,200	135,922	23,278
Travel	30,843	76,145	(45,302)
Fees, licenses, taxes and other	85,318	76,388	8,930
Total general and administrative	$2,196,639	$4,004,247	$(1,807,608)

General and administrative expenses decreased by $1,807,608 to $2,196,639 for the three months ended March 31, 2017, from $4,004,247 for the same period in 2016. The overall decrease was primarily due to the decrease of stock-based compensation. In January 2016, our former CEO was granted a non-qualified stock option to purchase 350,000 shares of Common Stock at an exercise price of $5.18 per share. As the stock option was vested upon grant, the fair value of the option, which approximated $1.2 million, was expensed in full in the first quarter of 2016. Stock-based compensation, a non-cash expense, will fluctuate based on the timing and amount of options granted, forfeitures and the fair value of the options at the time of grant or remeasurement. Our general and administrative costs may increase in future periods in order to support fundraising activities, on-going litigation, general business activities, as we continue to develop and introduce new product offerings.

Restructuring

On March 15, 2017, we announced a strategic restructuring plan in connection with the addition of precision medicine therapeutics to our business. The restructuring plan includes a reduction in force and is expected to be completed in the second quarter of 2017. Restructuring charges of approximately $1.7 million were incurred and have been included as a component of operating loss for the three months ended March 31, 2017. Of the total restructuring charges, approximately $1.3 million was related to termination of employees and an approximately $0.5 million charge related to impaired license fees.

Net interest Expense

Net interest expense was $429,397 and $337,620 for the three months ended March 31, 2017 and 2016, respectively. The increase of net interest expense is primarily due to an increase in interest expense of approximately $102,000 as a result of higher interest rate and our debt refinancing in July 2016, offset by an increase in interest income of approximately $10,000 resulting from short-term investments which have a higher average yield. We expect net interest expense to fluctuate due to the potential changes in the variable interest rate of our long-term debt.

Change in Fair Value of Derivative Financial Instruments—Warrants

We have issued warrants that are accounted for as derivative liabilities. As of March 31, 2017, the derivative financial instruments—warrants liabilities were revalued to $279,434, resulting in a decrease in value of $555,506 from December 31, 2016, based primarily upon the decrease in our stock price from $2.10 at December 31, 2016 to $1.15 at March 31, 2017 as well as the changes in the expected term and risk free interest rates for the expected term. The decrease in value was recorded as a gain from the change in fair value of derivative financial instruments—warrants in the condensed consolidated statement of operations.

Net Loss

Net loss and per share amounts were as follows:

	Three Months Ended March 31,
	2017	2016	Increase
Net loss attributable to common shareholders	$(10,005,597)	$(10,268,578)	$(262,981)
Net loss per common share — basic	$(0.32)	$(0.35)	$(0.03)
Net loss per common share — diluted	$(0.32)	$(0.36)	$(0.04)

Weighted-average shares outstanding — basic	30,961,014	29,755,184	1,205,830
Weighted-average shares outstanding — diluted	30,961,014	30,108,377	852,637

The $262,981 decrease in net loss attributable to common shareholders and the $0.03 decrease in basic net loss per share was primarily the result of a decrease in operating expenses for the three months ended March 31, 2017 compared to the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had $10,183,460 in cash and cash equivalents and $18,619,712 in short-term investments. Net cash used in operating activities for the three months ended March 31, 2017 was $8,758,208, compared to $6,915,707 for the three months ended March 31, 2016. Our use of cash was primarily a result of the net loss of $9,999,537 for the three months ended March 31, 2017, adjusted for non-cash items related to stock-based compensation of $920,799, impairment loss of $485,000, accretion of final fee premium of $125,012, amortization of discount on debt of $68,223, depreciation and amortization of $330,968, amortization of premiums on short-term investments of $10,877, deferred rent of $66,119, interest income accrued on short-term investments of $151,583, and the gain from the change in fair value of derivative financial instruments—warrants of $555,506. The changes in our operating assets and liabilities consisted of lower accounts payable and accrued expenses and a decrease in prepaid expenses and accounts receivable. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Net cash provided by investing activities was $5,183,944 during the three months ended March 31, 2017, compared to $352,023 provided by investing activities for the same period in 2016. Investing activities during the three months ended March 31, 2017 related primarily to net maturities of short-term investments, while investing actives during three months ended March 31, 2016 consisted of net purchases for capital equipment.

Net cash used in financing activities was $156,526 during the three months ended March 31, 2017, compared to $235,954 for the same period in 2016. Financing activities during the three months ended March 31, 2017 consisted of repayments of equipment line of credit. Financing activities during the same period of the prior year related primarily to payments of long-term debt offset by borrowings under equipment line of credit.

As of March 31, 2017 and December 31, 2016, we had working capital of $20,771,555 and $31,152,936, respectively.

Our working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of our research and development programs. To date, our sources of cash have been primarily limited to the sale of equity securities and debentures and a venture capital loan. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates, all of which may have a material adverse impact on our operations. We may also be required to (i) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (ii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms. We are evaluating the following options to raise additional capital, increase revenue, as well as reduce costs, in an effort to strengthen our liquidity position: (1) Raising capital through public and private equity offerings; (2) Adding capital through short-term and long-term borrowings; (3) Introducing operation and business development initiatives to bring in new revenue streams by leveraging capabilities within our CLIA lab, as well as monetizing our proprietary NextCollect™ DNA collection and preservation cup; (4) Reducing operating costs by identifying internal synergies; (5) Engaging in strategic partnerships; and (6) Taking actions to reduce or delay capital expenditures. We continually assess any spending plans, including a review of our discretionary spending in connection with certain strategic contracts, to effectively and efficiently address our liquidity needs.

CONTRACTUAL OBLIGATIONS

For a discussion of our contractual obligations see (i) our Financial Statements and Notes to Consolidated Financial Statements Note 9. Commitments and Contingencies, and (ii) Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments, included in our Annual Report on Form 10-K as of December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary exposure to market risk due to changes in interest rates is with the interest expense related to our long term debt agreements. All of our long term debt is subject to variable interest rates as of March 31, 2017. We also have interest rate risk related to the increase or decrease in the value of debt securities, commercial paper and U.S. treasury securities in our short-term investment portfolio.

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

Effects of Inflation

We do not believe that inflation and changing prices during the three months ended March 31, 2017 had a significant impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 to the unaudited Condensed Consolidated Financial Statements for a summary of legal proceedings.

ITEM 1A. RISK FACTORS

Except for the following risk factors, there have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2016.

Risks Related to Our Business

Our product candidate PCM-075 is in the early stages of development and its commercial viability remains subject to the successful outcome of current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidate, our business will be materially harmed.

In the near-term, failure to successfully advance the development of our product candidate may have a material adverse effect on us. To date, we have not successfully developed or commercially marketed, distributed or sold any product candidate. The success of our business depends primarily upon our ability to successfully advance the development of our product candidate through preclinical studies and clinical trials, have the product candidate approved for sale by the FDA or regulatory authorities in other countries, and ultimately have the product candidate successfully commercialized by us or a strategic partner. We cannot assure you that the results of our ongoing preclinical studies or clinical trials will support or justify the continued development of our product candidate, or that we will receive approval from the FDA, or similar regulatory authorities in other countries, to advance the development of our product candidate.

Our product candidate must satisfy rigorous regulatory standards of safety and efficacy before we can advance or complete its clinical development or it can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy preclinical studies and clinical trials, develop acceptable manufacturing processes, and obtain regulatory approval of our product candidate. Despite these efforts, our product candidate may not:

•	offer therapeutic or other medical benefits over existing drugs or other product candidates in development to treat the same patient population;

•	be proven to be safe and effective in current and future preclinical studies or clinical trials;

•	have the desired effects;

•	be free from undesirable or unexpected effects;

•	meet applicable regulatory standards;

•	be capable of being formulated and manufactured in commercially suitable quantities and at an acceptable cost; or

•	be successfully commercialized by us or by collaborators.

Even if we demonstrate favorable results in preclinical studies and early-stage clinical trials, we cannot assure you that the results of late-stage clinical trials will be favorable enough to support the continued development of our product candidate. A number of companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failures in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our product candidate may not be predictive of the results we may obtain in later-stage trials. Furthermore, even if the data collected from preclinical studies and clinical trials involving our product candidate demonstrate a satisfactory safety and efficacy profile, such results may not be sufficient to support the submission of a New Drug Application, or NDA or a biologics license application, or BLA to obtain regulatory approval from the FDA in the U.S., or other similar regulatory agencies in other jurisdictions, which is required to market and sell the product.

Our product candidate will require significant additional research and development efforts, the commitment of substantial financial resources, and regulatory approvals prior to advancing into further clinical development or being commercialized by us or collaborators. We cannot assure you that our product candidate will successfully progress through the drug development process or will result in commercially viable products. We do not expect our product candidate to be commercialized by us or collaborators for at least several years.

Our product candidate may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational new drugs, which may delay or preclude further development or regulatory approval, or limit their use if approved.

Throughout the drug development process, we must continually demonstrate the safety and tolerability of our product candidate to obtain regulatory approval to further advance clinical development or to market it. Even if our product candidate demonstrates biologic activity and clinical efficacy, any unacceptable adverse side effects or toxicities, when administered alone or in the presence of other pharmaceutical products, which can arise at any stage of development, may outweigh potential benefits. In preclinical studies and clinical trials we have conducted to date, our product candidate has demonstrated an acceptable safety profile, although these studies and trials have involved a small number of subjects or patients over a limited period of time. We may observe adverse or significant adverse events or drug-drug interactions in future preclinical studies or clinical trial candidates, which could result in the delay or termination of development, prevent regulatory approval, or limit market acceptance if ultimately approved.

If the results of preclinical studies or clinical trials for our product candidate, including those that are subject to existing or future license or collaboration agreements, are unfavorable or delayed, we could be delayed or precluded from the further development or commercialization of our product candidate, which could materially harm our business.

In order to further advance the development of, and ultimately receive regulatory approval to sell, our product candidate, we must conduct extensive preclinical studies and clinical trials to demonstrate its safety and efficacy to the satisfaction of the FDA or similar regulatory authorities in other countries, as the case may be. Preclinical studies and clinical trials are expensive, complex, can take many years to complete, and have highly uncertain outcomes. Delays, setbacks, or failures can occur at any time, or in any phase of preclinical or clinical testing, and can result from concerns about safety or toxicity, a lack of demonstrated efficacy or superior efficacy over other similar products that have been approved for sale or are in more advanced stages of development, poor study or trial design, and issues related to the formulation or manufacturing process of the materials used to conduct the trials. The results of prior preclinical studies or clinical trials are not necessarily predictive of the results we may observe in later stage clinical trials. In many cases, product candidates in clinical development may fail to show desired safety and efficacy characteristics despite having favorably demonstrated such characteristics in preclinical studies or earlier stage clinical trials.

In addition, we may experience numerous unforeseen events during, or as a result of, preclinical studies and the clinical trial process, which could delay or impede our ability to advance the development of, receive regulatory approval for, or commercialize our product candidate, including, but not limited to:

•	communications with the FDA, or similar regulatory authorities in different countries, regarding the scope or design of a trial or trials;

•	regulatory authorities (including an Institutional Review Board or Ethical Committee) or IRB or EC, not authorizing us to commence or conduct a clinical trial at a prospective trial site;

•
enrollment in our clinical trials being delayed, or proceeding at a slower pace than we expected, because we have difficulty recruiting patients or participants dropping out of our clinical trials at a higher rate than we anticipated;

•
our third party contractors, upon whom we rely for conducting preclinical studies, clinical trials and manufacturing of our trial materials, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•	having to suspend or ultimately terminate our clinical trials if participants are being exposed to unacceptable health or safety risks;

•	IRBs, ECs or regulators requiring that we hold, suspend or terminate our preclinical studies and clinical trials for various reasons, including non-compliance with regulatory requirements; and

•	the supply or quality of drug material necessary to conduct our preclinical studies or clinical trials being insufficient, inadequate or unavailable.

Even if the data collected from preclinical studies or clinical trials involving our product candidates demonstrate a satisfactory safety and efficacy profile, such results may not be sufficient to support the submission of a NDA or BLA to obtain regulatory approval from the FDA in the U.S., or other similar foreign regulatory authorities in foreign jurisdictions, which is required to market and sell the product.

If third party vendors upon whom we intend to rely on to conduct our preclinical studies or clinical trials do not perform or fail to comply with strict regulations, these studies or trials of our product candidate may be delayed, terminated, or fail, or we could incur significant additional expenses, which could materially harm our business.

We have limited resources dedicated to designing, conducting and managing preclinical studies and clinical trials. We intend to rely on third parties, including clinical research organizations, consultants and principal investigators, to assist us in designing, managing, monitoring and conducting our preclinical studies and clinical trials. We intend to rely on these vendors and individuals to perform many facets of the drug development process, including certain preclinical studies, the recruitment of sites and patients for participation in our clinical trials, maintenance of good relations with the clinical sites, and ensuring that these sites are conducting our trials in compliance with the trial protocol, including safety monitoring and applicable regulations. If these third parties fail to perform satisfactorily, or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures, and therefore the preclinical studies and clinical trials of our product candidate may be delayed or prove unsuccessful. Further, the FDA, or other similar foreign regulatory authorities, may inspect some of the clinical sites participating in our clinical trials in the U.S., or our third-party vendors’ sites, to determine if our clinical trials are being conducted according to Good Clinical Practices or GCPs. If we or the FDA determine that our third-party vendors are not in compliance with, or have not conducted our clinical trials according to, applicable regulations we may be forced to delay, repeat or terminate such clinical trials.

We have limited capacity for recruiting and managing clinical trials, which could impair our timing to initiate or complete clinical trials of our product candidates and materially harm our business.

We have limited capacity to recruit and manage the clinical trials necessary to obtain FDA approval or approval by other regulatory authorities. By contrast, larger pharmaceutical and bio-pharmaceutical companies often have substantial staff with extensive experience in conducting clinical trials with multiple product candidates across multiple indications. In addition, they may have greater financial resources to compete for the same clinical investigators and patients that we are attempting to recruit for our clinical trials. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for PCM-075.

As a result, we may be at a competitive disadvantage that could delay the initiation, recruitment, timing, completion of our clinical trials and obtaining regulatory approvals, if at all, for our product candidate.

We, and our collaborators, must comply with extensive government regulations in order to advance our product candidate through the development process and ultimately obtain and maintain marketing approval for our products in the U.S. and abroad.

The product candidate that we, or our collaborators, are developing require regulatory approval to advance through clinical development and to ultimately be marketed and sold, and are subject to extensive and rigorous domestic and foreign government regulation. In the U.S., the FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical and biopharmaceutical products. Our product candidate is also subject to similar regulation by foreign governments to the extent we seek to develop or market it in those countries. We, or our collaborators, must provide the FDA and foreign regulatory authorities, if applicable, with preclinical and clinical data, as well as data supporting an acceptable manufacturing process, that appropriately demonstrate our product candidate’s safety and efficacy before it can be approved for the targeted indications. Our product candidate has not been approved for sale in the U.S. or any foreign market, and we cannot predict whether we or our collaborators will obtain regulatory approval for any product candidates we are developing or plan to develop. The regulatory review and approval process can take many years, is dependent upon the type, complexity, novelty of, and medical need for the product candidate, requires the expenditure of substantial resources, and involves post-marketing surveillance and vigilance and ongoing requirements for post-marketing studies or Phase 4 clinical trials. In addition, we or our collaborators may encounter delays in, or fail to gain, regulatory approval for our product candidate based upon additional governmental regulation resulting from future legislative, administrative action or changes in FDA’s or other similar foreign regulatory authorities’ policy or interpretation during the period of product development. Delays or failures in obtaining regulatory approval to advance our product candidate through clinical development, and ultimately commercialize them, may:

•	adversely impact our ability to raise sufficient capital to fund the development of our product candidate;

•	adversely affect our ability to further develop or commercialize our product candidate;

•	diminish any competitive advantages that we or our collaborators may have or attain; and

•	adversely affect the receipt of potential milestone payments and royalties from the sale of our products or product revenues.

Furthermore, any regulatory approvals, if granted, may later be withdrawn. If we or our collaborators fail to comply with applicable regulatory requirements at any time, or if post-approval safety concerns arise, we or our collaborators may be subject to restrictions or a number of actions, including:

•	delays, suspension or termination of clinical trials related to our products;

•	refusal by regulatory authorities to review pending applications or supplements to approved applications;

•	product recalls or seizures;

•	suspension of manufacturing;

•	withdrawals of previously approved marketing applications; and

•	fines, civil penalties and criminal prosecutions.

Additionally, at any time we or our collaborators may voluntarily suspend or terminate the preclinical or clinical development of a product candidate, or withdraw any approved product from the market if we believe that it may pose an unacceptable safety risk to patients, or if the product candidate or approved product no longer meets our business objectives. The ability to develop or market a pharmaceutical product outside of the U.S. is contingent upon receiving appropriate authorization from the respective foreign regulatory authorities. Foreign regulatory approval processes typically include many, if not all, of the risks and requirements associated with the FDA regulatory process for drug development and may include additional risks.

We have limited experience in the development of therapeutic product candidates and therefore may encounter difficulties developing our product candidate or managing our operations in the future.

We have limited experience in the discovery, development and manufacturing of therapeutic compounds. In order to successfully develop our product candidate, we must continuously supplement our research, clinical development, regulatory, medicinal chemistry, virology and manufacturing capabilities through the addition of key employees, consultants or third-party contractors to provide certain capabilities and skill sets that we do not possess.

Furthermore, we have adopted an operating model that largely relies on the outsourcing of a number of responsibilities and key activities to third-party consultants, and contract research and manufacturing organizations in order to advance the development of our product candidate. Therefore, our success depends in part on our ability to retain highly qualified key management, personnel, and directors to develop, implement and execute our business strategy, operate the company and oversee the activities of our consultants and contractors, as well as academic and corporate advisors or consultants to assist us in this regard. We are currently highly dependent upon the efforts of our management team. In order to develop our product candidate, we need to retain or attract certain personnel, consultants or advisors with experience in drug development activities that include a number of disciplines, including research and development, clinical trials, medical matters, government regulation of pharmaceuticals, manufacturing, formulation and chemistry, business development, accounting, finance, regulatory affairs, human resources and information systems. We are highly dependent upon our senior management and scientific staff, particularly William Welch, our Chief Executive Officer. The loss of services of Mr. Welch or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidate.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. The competition for qualified personnel in the biotechnology and pharmaceuticals field is intense. We will need to hire additional personnel as we expand our clinical development and commercial activities. While we have not had difficulties recruiting qualified individuals, to date, we may not be able to attract and retain quality personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and other companies. Although we have not experienced material difficulties in retaining key personnel in the past, we may not be able to continue to do so in the future on acceptable terms, if at all. If we lose any key managers or employees, or are unable to attract and retain qualified key personnel, directors, advisors or consultants, the development of our product candidate could be delayed or terminated and our business may be harmed.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Our product candidate may not prove to be safe and efficacious in clinical trials and may not meet all the applicable regulatory requirements needed to receive regulatory approval. In order to receive regulatory approval for the commercialization of our product candidate, we must conduct, at our own expense, extensive preclinical testing and clinical trials to demonstrate safety and efficacy of our product candidate for the intended indication of use. Clinical testing is expensive, can take many years to complete, if at all, and its outcome is uncertain. Failure can occur at any time during the clinical trial process.

The results of preclinical studies and early clinical trials of new drugs do not necessarily predict the results of later-stage clinical trials. The design of our clinical trials is based on many assumptions about the expected effects of our product candidate, and if those assumptions are incorrect it may not produce statistically significant results. Preliminary results may not be confirmed on full analysis of the detailed results of an early clinical trial. Product candidates in later stages of clinical trials may fail to show safety and efficacy sufficient to support intended use claims despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidates may not be sufficient to support the filing of an NDA or to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if or when we will have an approved product for commercialization or achieve sales or profits.

Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

We may experience delays in clinical testing of our product candidate. We do not know whether planned clinical trials will begin on time, will need to be redesigned or will be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays in obtaining regulatory approval to commence a clinical trial, in securing clinical trial agreements with prospective sites with acceptable terms, in obtaining institutional review board approval to conduct a clinical trial at a prospective site, in recruiting patients to participate in a clinical trial or in obtaining sufficient supplies of clinical trial materials. Many factors affect patient enrollment, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, competing clinical trials and new drugs approved for the conditions we are investigating. Clinical investigators will need to decide whether to offer their patients enrollment in clinical trials of our product candidate versus treating these patients with commercially available drugs that have established safety and efficacy profiles. Any delays in completing our clinical trials will increase our costs, slow down our product development, timeliness and approval process and delay our ability to generate revenue.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidate, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that our existing product candidates or any product candidate we may seek to develop in the future will ever obtain regulatory approval.

Our product candidate could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

•
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•	the FDA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidate, which would significantly harm our business, results of operations and prospects.

In addition, even if we were to obtain approval, regulatory authorities may approve our product candidate for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidate.

We have not previously submitted a biologics license application, or BLA, or a New Drug Application, or NDA, to the FDA, or similar drug approval filings to comparable foreign authorities, for our product candidate, and we cannot be certain that our product candidate will be successful in clinical trials or receive regulatory approval. Further, our product candidate may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals for our product candidate, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our collaborators’ ability to obtain regulatory approval of the companion diagnostics to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for our product candidate are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval and to commercialize our product candidate, directly or with a collaborator, worldwide including the United States, the European Union and other additional foreign countries which we have not yet identified. While the scope of regulatory approval is similar in other countries, to obtain separate regulatory approval in many other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

We may be required to suspend or discontinue clinical trials due to unexpected side effects or other safety risks that could preclude approval of our product candidate.

Our clinical trials may be suspended at any time for a number of reasons. For example, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to the clinical trial patients. In addition, the FDA or other regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the clinical trial patients.

Administering our product candidate to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA or other regulatory authorities denying further development or approval of our product candidate for any or all targeted indications. Ultimately, our product candidate may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials.

If we fail to comply with healthcare regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

As a developer of pharmaceuticals, even though we do not intend to make referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, false claims and patients’ privacy rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse laws and patient privacy laws of both the federal government and the states in which we conduct our business. The laws include:

•
the federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•
federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, and which may apply to entities like us which provide coding and billing information to customers;

•
the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•
the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug manufacturing and product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

If we are unable to satisfy regulatory requirements, we may not be able to commercialize our product candidate.

We need FDA approval prior to marketing our product candidate in the United States. If we fail to obtain FDA approval to market our product candidate, we will be unable to sell our product candidate in the United States and we will not generate any revenue.

The FDA’s review and approval process, including among other things, evaluation of preclinical studies and clinical trials of a product candidate as well as the manufacturing process and facility, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-designed and well-controlled pre- clinical testing and clinical trials that the product candidate is both safe and effective for each indication for which approval is sought. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we will submit an NDA for approval for our product candidate currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval or may contain significant limitations on the conditions of use.

The FDA has substantial discretion in the NDA review process and may either refuse to file our NDA for substantive review or may decide that our data is insufficient to support approval of our product candidate for the claimed intended uses. Following any regulatory approval of our product candidate, we will be subject to continuing regulatory obligations such as safety reporting, required and additional post marketing obligations, and regulatory oversight of promotion and marketing. Even if we receive regulatory approvals, the FDA may subsequently seek to withdraw approval of our NDA if we determine that new data or a reevaluation of existing data show the product is unsafe for use under the conditions of use upon the basis of which the NDA was approved, or based on new evidence of adverse effects or adverse clinical experience, or upon other new information. If the FDA does not file or approve our NDA or withdraws approval of our NDA, the FDA may require that we conduct additional clinical trials, preclinical or manufacturing studies and submit that data before it will reconsider our application. Depending on the extent of these or any other requested studies, approval of any applications that we submit may be delayed by several years, may require us to expend more resources than we have available, or may never be obtained at all.

We will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our products to the extent we seek regulatory approval to develop and market our product candidate in a foreign jurisdiction. As of the date hereof we have not identified any foreign jurisdictions which we intend to seek approval from. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to marketing the product in those countries. The approval process varies and the time needed to secure approval in any region such as the European Union or in a country with an independent review procedure may be longer or shorter than that required for FDA approval. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that an approval in one country or region will result in approval elsewhere.

If our product candidate is unable to compete effectively with marketed drugs targeting similar indications as our product candidate, our commercial opportunity will be reduced or eliminated.

We face competition generally from established pharmaceutical and biotechnology companies, as well as from academic institutions, government agencies and private and public research institutions. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize any drugs that are safer, more effective, have fewer side effects or are less expensive than our product candidate. These potential competitors compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

If approved and commercialized, PCM-075 would compete with several currently approved prescription therapies for the treatment of AML. To our knowledge, other potential competitors are in earlier stages of development. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for PCM-075.

We expect that our ability to compete effectively will depend upon our ability to:

•	successfully identify and develop key points of product differentiations from currently available therapies;

•	successfully and rapidly complete clinical trials and submit for and obtain all requisite regulatory approvals in a cost-effective manner;

•	maintain a proprietary position for our products and manufacturing processes and other related product technology;

•	attract and retain key personnel;

•	develop relationships with physicians prescribing these products; and

•	build an adequate sales and marketing infrastructure for our product candidates.

Because we will be competing against significantly larger companies with established track records, we will have to demonstrate that, based on experience, clinical data, side-effect profiles and other factors, our products, if approved, are competitive with other products. If we are unable to compete effectively and differentiate our products from other marketed shingles drugs, we may never generate meaningful revenue.

If the manufacturers upon whom we rely fail to produce our product candidate, in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our product candidate.

We do not currently possess internal manufacturing capacity. We plan to utilize the services of contract manufacturers to manufacture our clinical supplies. Any curtailment in the availability of PCM-075, however, could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

We continue to pursue active pharmaceutical ingredients, or API, and drug product supply agreements with other manufacturers. We may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions with the contract manufacturers. We may not be able to enter into long-term agreements on commercially reasonable terms, or at all. If we change or add manufacturers, the FDA and comparable foreign regulators may require approval of the changes. Approval of these changes could require new testing by the manufacturer and compliance inspections to ensure the manufacturer is conforming to all applicable laws and regulations and good manufacturing practices or GMP. In addition, the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our product candidate.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products may encounter difficulties in production, particularly in scaling up production. These problems include difficulties with production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state and foreign regulations. In addition, any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with conducting our clinical trials and, depending upon the period of delay, require us to commence new clinical trials at significant additional expense or to terminate a clinical trial.

We will be responsible for ensuring that each of our future contract manufacturers comply with the GMP requirements of the FDA and other regulatory authorities from which we seek to obtain product approval. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The approval process for NDAs includes a review of the manufacturer’s compliance with GMP requirements. We will be responsible for regularly assessing a contract manufacturer’s compliance with GMP requirements through record reviews and periodic audits and for ensuring that the contract manufacturer takes responsibility and corrective action for any identified deviations. Manufacturers our product candidates may be unable to comply with these GMP requirements and with other FDA and foreign regulatory requirements, if any.

While we will oversee compliance by our contract manufacturers, ultimately we will not have control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of our product candidate is compromised due to a manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of PCM-075 or other product candidates, entail higher costs or result in us being unable to effectively commercialize our product candidates. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

We may not be able to manufacture our product candidate in commercial quantities, which would prevent us from commercializing our product candidate.

To date, our product candidate has been manufactured in small quantities for preclinical studies and clinical trials. If our product candidate is approved by the FDA or comparable regulatory authorities in other countries for commercial sale, we will need to manufacture such product candidate in larger quantities. We may not be able to increase successfully the manufacturing capacity for our product candidate in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to increase successfully the manufacturing capacity for a product candidate, the clinical trials as well as the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidate requires precise, high quality manufacturing. Our failure to achieve and maintain these high quality manufacturing standards in collaboration with our third-party manufacturers, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could harm our business, financial condition and results of operations.

Materials necessary to manufacture our product candidate may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our product candidate.

We rely on Nerviano to purchase from third-party suppliers the materials necessary to produce bulk APIs, and product candidates for our clinical trials, and we will rely on such manufacturers to purchase such materials to produce the APIs and finished products for any commercial distribution of our products if we obtain marketing approval. Suppliers may not sell these materials to our manufacturers at the time they need them in order to meet our required delivery schedule or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the production of these materials. If our manufacturers are unable to obtain these materials for our clinical trials, testing of the affected product candidate would be delayed, which may significantly impact our ability to develop the product candidate. If we or our manufacturers are unable to purchase these materials after regulatory approval has been obtained for one of our products, the commercial launch of such product would be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues from such product and achieve or sustain profitability.

Our product candidate, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.

If our product candidate is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product by physicians, healthcare professionals and third-party payers and our profitability and growth will depend on a number of factors, including:

•	demonstration of safety and efficacy;

•	changes in the practice guidelines and the standard of care for the targeted indication;

•	relative convenience and ease of administration;

•	the prevalence and severity of any adverse side effects;

•	budget impact of adoption of our product on relevant drug formularies and the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;

•	pricing, reimbursement and cost effectiveness, which may be subject to regulatory control;

•	effectiveness of our or any of our partners’ sales and marketing strategies;

•	the product labeling or product insert required by the FDA or regulatory authority in other countries; and

•	the availability of adequate third-party insurance coverage or reimbursement.

If any product candidates that we develop does not provide a treatment regimen that is as beneficial as, or is perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement. If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, patients and third-party payers, our ability to generate revenues from that product would be substantially reduced. In addition, our efforts to educate the medical community and third-party payers on the benefits of our product candidates may require significant resources, may be constrained by FDA rules and policies on product promotion, and may never be successful.

Guidelines and recommendations published by various organizations can impact the use of our product.

Government agencies promulgate regulations and guidelines directly applicable to us and to our product. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of our products or the use of competitive or alternative products that are followed by patients and health care providers could result in decreased use of our proposed product.

If third-party contract manufacturers upon whom we rely to formulate and manufacture our product candidate do not perform, fail to manufacture according to our specifications or fail to comply with strict regulations, our preclinical studies or clinical trials could be adversely affected and the development of our product candidate could be delayed or terminated or we could incur significant additional expenses.

We do not own or operate any manufacturing facilities. We intend to rely on third-party contractors, at least for the foreseeable future, to formulate and manufacture these preclinical and clinical materials. Our reliance on third- party contract manufacturers exposes us to a number of risks, any of which could delay or prevent the completion of our preclinical studies or clinical trials, or the regulatory approval or commercialization of our product candidate, result in higher costs, or deprive us of potential product revenues. Some of these risks include:

•	our third-party contractors failing to develop an acceptable formulation to support later-stage clinical trials for, or the commercialization of, our product candidates;

•
our contract manufacturers failing to manufacture our product candidate according to their own standards, our specifications, cGMPs, or otherwise manufacturing material that we or the FDA may deem to be unsuitable in our clinical trials;

•
our contract manufacturers being unable to increase the scale of, increase the capacity for, or reformulate the form of our product candidate. We may experience a shortage in supply, or the cost to manufacture our products may increase to the point where it adversely affects the cost of our product candidate. We cannot assure you that our contract manufacturers will be able to manufacture our products at a suitable scale, or we will be able to find alternative manufacturers acceptable to us that can do so;

•	our contract manufacturers placing a priority on the manufacture of their own products, or other customers’ products;

•	our contract manufacturers failing to perform as agreed or not remain in the contract manufacturing business; and

•	our contract manufacturers’ plants being closed as a result of regulatory sanctions or a natural disaster.

Manufacturers of pharmaceutical products are subject to ongoing periodic inspections by the FDA, the U.S. Drug Enforcement Administration (“DEA”) and corresponding state and foreign agencies to ensure strict compliance with FDA-mandated current good marketing practices or cGMPs, other government regulations and corresponding foreign standards. While we are obligated to audit their performance, we do not have control over our third-party contract manufacturers’ compliance with these regulations and standards. Failure by our third-party manufacturers, or us, to comply with applicable regulations could result in sanctions being imposed on us or the drug manufacturer from the production of other third-party products. These sanctions may include fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

In the event that we need to change our third-party contract manufacturers, our preclinical studies, clinical trials or the commercialization of our product candidate could be delayed, adversely affected or terminated, or such a change may result in significantly higher costs.

Due to regulatory restrictions inherent in an IND, NDA or BLA, various steps in the manufacture of our product candidate may need to be sole-sourced. In accordance with cGMPs, changing manufacturers may require the re-validation of manufacturing processes and procedures, and may require further preclinical studies or clinical trials to show comparability between the materials produced by different manufacturers. Changing our current or future contract manufacturers may be difficult for us and could be costly, which could result in our inability to manufacture our product candidate for an extended period of time and therefore a delay in the development of our product candidate. Further, in order to maintain our development time lines in the event of a change in our third-party contract manufacturer, we may incur significantly higher costs to manufacture our product candidate.

We do not currently have any internal drug discovery capabilities, and therefore we are dependent on in-licensing or acquiring development programs from third parties in order to obtain additional product candidates.

If in the future we decide to further expand our pipeline, we will be dependent on in-licensing or acquiring product candidates as we do not have significant internal discovery capabilities at this time. Accordingly, in order to generate and expand our development pipeline, we have relied, and will continue to rely, on obtaining discoveries, new technologies, intellectual property and product candidates from third-parties through sponsored research, in-licensing arrangements or acquisitions. We may face substantial competition from other biotechnology and pharmaceutical companies, many of which may have greater resources then we have, in obtaining these in-licensing, sponsored research or acquisition opportunities. Additional in-licensing or acquisition opportunities may not be available to us on terms we find acceptable, if at all. In-licensed compounds that appear promising in research or in preclinical studies may fail to progress into further preclinical studies or clinical trials.

If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.

The use of any of our existing or future product candidates in clinical trials and the sale of any approved pharmaceutical products may expose us to significant product liability claims. We currently do not have product liability insurance coverage for our proposed clinical trials but we intend to obtain such insurance. Such insurance coverage may not protect us against any or all of the product liability claims that may be brought against us in the future. We may not be able to acquire or maintain adequate product liability insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. In the event our product candidate is approved for sale by the FDA and commercialized, we may need to substantially increase the amount of our product liability coverage. Defending any product liability claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business.

If we materially breach or default under the Nerviano Agreements, Nerviano will have the right to terminate the agreement and we could lose critical license rights, which would materially harm our business.

Our business is substantially dependent upon certain intellectual property rights that we license from Nerviano. Therefore, our commercial success will depend to a large extent on our ability to maintain and comply with our obligations under the Agreement. The Agreement provides the right to terminate if the Agreement for an uncured breach by us, or if we are insolvent or the subject of a bankruptcy proceeding, or potentially other reasons. We expect that other technology in-licenses that we may enter into in the future will contain similar provisions and impose similar obligations on us. If we fail to comply with any such obligations such licensor will likely terminate their out-licenses to us, in which case we would not be able to market products covered by these licenses, including our PCM-075 asset. The loss of our license with Nerviano with respect to the PCM-075, and potentially other licenses that we enter into in the future, would have a material adverse effect on our business. In addition, our failure to comply with obligations under our material in-licenses may cause us to become subject to litigation or other potential disputes under any such license agreements.

In addition, the Nerviano Agreement requires us to make certain payments, including license fees, milestone payments royalties, and other such terms typically required under licensing agreements and these types of technology in-licenses generally could make it difficult for us to find corporate partners and less profitable for us to develop product candidates utilizing these existing product candidates and technologies.

We may delay or terminate the development of a product candidate at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.

Even though the results of preclinical studies and clinical trials that have been conducted or may conduct in the future may support further development of our product candidate, we may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons, including the determination or belief that the emerging profile of the product candidate is such that it may not receive FDA approval, gain meaningful market acceptance, generate a significant return to shareholders, or otherwise provide any competitive advantages in its intended indication or market.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVAGENE, INC.

May 10, 2017	By:	/s/ William J. Welch
William J. Welch
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)