Form 10-Q
period 2017-06-30
Trovagene, Inc.
filed 2017-08-09
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 31, 2017, the issuer had 37,269,581 shares of Common Stock issued and outstanding.

TROVAGENE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TROVAGENE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$7,783,891	$13,915,094
Short-term investments	—	23,978,022
Accounts receivable	157,445	100,460
Prepaid expenses and other assets	713,913	956,616
Total current assets	8,655,249	38,950,192
Property and equipment, net	3,321,532	3,826,915
Other assets	583,973	1,173,304
Total Assets	$12,560,754	$43,950,411

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$602,738	$1,130,536
Accrued expenses	4,929,631	4,021,365
Deferred rent	285,246	285,246
Current portion of long-term debt (in default)	1,644,567	2,360,109
Total current liabilities	7,462,182	7,797,256
Long-term debt, less current portion	—	14,176,359
Derivative financial instruments—warrants	350,862	834,940
Deferred rent, net of current portion	1,236,941	1,373,717
Total Liabilities	9,049,985	24,182,272

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 60,600 shares outstanding at June 30, 2017 and December 31, 2016; designated as Series A Convertible Preferred Stock with liquidation preference of $606,000 at June 30, 2017 and December 31, 2016	60	60
Common stock, $0.0001 par value, 150,000,000 shares authorized; 31,076,872 and 30,696,791 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	3,108	3,070
Additional paid-in capital	169,693,921	167,890,984
Accumulated other comprehensive loss	(13,650)	(10,773)
Accumulated deficit	(166,172,670)	(148,115,202)
Total stockholders’ equity	3,510,769	19,768,139
Total liabilities and stockholders’ equity	$12,560,754	$43,950,411

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Royalties	$44,810	$47,765	$110,636	$160,633
Diagnostic services	55,501	23,962	84,363	31,580
Clinical research services	1,700	31,673	2,050	31,673
Total revenues	102,011	103,400	197,049	223,886
Costs and expenses:
Cost of revenues	338,203	409,463	954,629	718,734
Research and development	981,715	4,076,414	5,261,545	7,284,478
Selling and marketing	615,019	3,129,036	2,023,004	6,186,588
General and administrative	4,059,133	2,468,732	6,255,772	6,472,979
Restructuring (benefit) charges	(3,806)	—	1,715,998	—
Total operating expenses	5,990,264	10,083,645	16,210,948	20,662,779

Loss from operations	(5,888,253)	(9,980,245)	(16,013,899)	(20,438,893)

Net interest expense	(431,871)	(274,909)	(861,268)	(612,529)
Gain (loss) from change in fair value of derivative financial instruments—warrants	(71,428)	52,876	484,078	586,626
Loss on extinguishment of debt	(1,655,825)	—	(1,655,825)	—
Other income, net	1,566	—	1,566	—
Net loss	(8,045,811)	(10,202,278)	(18,045,348)	(20,464,796)

Preferred stock dividend	(6,060)	(6,060)	(12,120)	(12,120)

Net loss attributable to common stockholders	$(8,051,871)	$(10,208,338)	$(18,057,468)	$(20,476,916)

Net loss per common share — basic	$(0.26)	$(0.34)	$(0.58)	$(0.69)
Net loss per common share — diluted	$(0.26)	$(0.34)	$(0.58)	$(0.70)

Weighted-average shares outstanding — basic	30,991,740	29,958,037	30,976,462	29,856,611
Weighted-average shares outstanding — diluted	30,991,740	29,958,037	30,976,462	30,033,207

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(8,045,811)	$(10,202,278)	$(18,045,348)	$(20,464,796)
Other comprehensive income (loss):
Foreign currency translation loss	(9,543)	(1,145)	(11,942)	(1,796)
Unrealized gain or reversal of previous losses on securities available-for-sale	9,519	5,132	9,065	5,132
Total other comprehensive income (loss)	(24)	3,987	(2,877)	3,336

Total comprehensive loss	(8,045,835)	(10,198,291)	(18,048,225)	(20,461,460)

Preferred stock dividend	(6,060)	(6,060)	(12,120)	(12,120)

Comprehensive loss attributable to common stockholders	$(8,051,895)	$(10,204,351)	$(18,060,345)	$(20,473,580)

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(18,045,348)	$(20,464,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	28,097	—
Impairment loss	485,000	—
Depreciation and amortization	645,962	489,708
Stock based compensation expense	1,696,184	4,113,021
Loss on extinguishment of debt	1,655,825	—
Accretion of final fee premium	293,614	181,318
Amortization of discount on debt	113,780	52,641
Net realized loss on short-term investments	6,400	—
Amortization of premiums on short-term investments	9,230	27,481
Deferred rent	(136,776)	(66,689)
Interest income accrued on short-term investments	(90,330)	(75,300)
Change in fair value of derivative financial instruments—warrants	(484,078)	(586,626)
Changes in operating assets and liabilities:
Decrease in other assets	—	2,761
Increase in accounts receivable	(56,985)	(59,801)
Decrease (increase) in prepaid expenses	243,571	(88,678)
Increase in accounts payable and accrued expenses	280,520	1,481,532
Net cash used in operating activities	(13,355,334)	(14,993,428)

Investing activities:
Capital expenditures, net	(20,738)	(670,867)
Maturities of short-term investments	16,431,837	—
Purchases of short-term investments	(8,804,604)	(27,951,611)
Sales of short-term investments	16,434,553	—
Net cash provided by (used in) investing activities	24,041,048	(28,622,478)

Financing activities:
Proceeds from sales of common stock, net of expenses	106,791	—
Proceeds from exercise of options	—	232,144
Borrowings under equipment line of credit	—	792,251
Payment upon debt extinguishment	(1,613,067)	—
Repayments of long-term debt	(15,000,000)	(2,320,083)
Repayments of equipment line of credit	(313,052)	—
Net cash used in financing activities	(16,819,328)	(1,295,688)
Effect of exchange rate changes on cash and cash equivalents	2,411	(2,473)
Net change in cash and equivalents	(6,131,203)	(44,914,067)
Cash and cash equivalents—Beginning of period	13,915,094	67,493,047
Cash and cash equivalents—End of period	$7,783,891	$22,578,980

Supplementary disclosure of cash flow activity:
Cash paid for taxes	$800	$4,560
Cash paid for interest	$629,952	$536,727
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends accrued	$12,120	$12,120
Leasehold improvements paid for by lessor	$—	$1,860,000

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

Business Organization and Overview

Trovagene, Inc. (“Trovagene” or the “Company”) is a precision medicine biotechnology company headquartered in San Diego, California. The Company’s primary focus is to develop oncology therapeutics for improved cancer care, incorporating its proprietary Precision Cancer Monitoring® (“PCM”) diagnostic technology in tumor genomics. The Company’s PCM technology enables detection and quantitation of oncogene mutations in various solid tumor and hematological malignancies to identify clinically actionable markers for predicting patient response to cancer therapeutics. Trovagene’s lead product candidate, PCM-075, was licensed from Nerviano Medical Sciences S.r.l. (“Nerviano”), a leading European oncology research and discovery organization, and is being developed for the treatment of patients with acute myeloid leukemia (“AML”). PCM-075 is an oral and highly-selective polo-like kinase 1 (“PLK1”) inhibitor. Trovagene is uniquely positioned to leverage its expertise in tumor genomics to optimize the clinical development process. Trovagene plans to complement the development of PCM-075 with correlative AML biomarker analysis to identify and measure patient response to therapy. Trovagene offers its PCM technology at its Clinical Laboratory Improvement Amendments (“CLIA”)-certified/College of American Pathologists (“CAP”)-accredited laboratory and plans to continue to vertically integrate its PCM technology with precision cancer therapeutics.

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

Liquidity

Trovagene’s condensed consolidated financial statements as of June 30, 2017 have been prepared under the assumption that Trovagene will continue as a going concern, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

However, the Company has incurred net losses since its inception and has negative operating cash flows. Based on its current business plan and assumptions, the Company expects to continue to incur significant losses and require significant additional capital to further advance its clinical trial programs and support its other operations. Considering the Company’s current cash resources, including the net proceeds received from the offering of its equity securities in July 2017, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations until the first quarter of 2018. In addition, the Company has based its cash sufficiency estimates on its current business plan and its assumptions that may prove to be wrong. The Company could utilize its available capital resources sooner than it currently expects, and it could need additional funding to sustain its operations even sooner than currently anticipated. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

NASDAQ Notice

On May 30, 2017, the Company received a written notice from the NASDAQ Stock Market LLC (“NASDAQ”) that it was not in compliance with NASDAQ Listing Rule 5550(a)(2) for continued listing on the NASDAQ Capital Market, as the minimum bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until November 27, 2017, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period.

On July 10, 2017, NASDAQ notified the Company that it had regained compliance with the applicable minimum bid price rule. Accordingly, the matter related to the notice it received in May 2017 was closed.

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

Short-Term Investments

Short-term investments consisted of corporate debt securities, U.S. treasury securities, and commercial paper. The Company classified its short-term investments as available-for-sale, as the sale of such securities may be required prior to maturity to execute management strategies. Investments classified as available-for-sale are carried at fair value, with the unrealized gains and losses reported as a component of consolidated accumulated other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities were determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts were amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income was recognized when earned. Realized gains and losses on investments in securities were included in other income (loss) within the consolidated statements of operations. As of June 30, 2017, all of the short-term investments have been sold to satisfy the Company’s outstanding obligations under the Loan and Security Agreement dated as of June 30, 2014 upon demanding repayment by the lenders. As a result, the Company recognized $6,400 net realized losses for the six months ended June 30, 2017.

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

Clinical Research Services Revenue

Revenue from clinical research services consists of revenue from the sale of urine and blood collection supplies and tests performed under agreements with our clinical research and business development partners. Revenue was recognized when supplies and/or test results were delivered.

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

The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding the volatility of Trovagene’s common stock price, the remaining life of the warrant, and the risk-free interest rates at each period end. The Company thus uses model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classifies such warrants in Level 3 per FASB ASC Topic 820, Fair Value Measurements (“ASC 820”). At June 30, 2017, and December 31, 2016, the fair value of these warrants was $350,862 and $834,940, respectively, and was recorded as a liability under the caption “derivative financial instruments—warrants” on the consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator: Net loss attributable to common shareholders	$(8,051,871)	$(10,208,338)	$(18,057,468)	$(20,476,916)
Adjustment for (gain) loss from change in fair value of derivative financial instruments—warrants	—	—	—	(533,750)
Net loss used for diluted loss per share	$(8,051,871)	$(10,208,338)	$(18,057,468)	$(21,010,666)
Denominator for basic and diluted net loss per share:
Weighted-average shares used to compute basic loss per share	30,991,740	29,958,037	30,976,462	29,856,611
Adjustments to reflect assumed exercise of warrants	—	—	—	176,596
Weighted-average shares used to compute diluted net loss per share	30,991,740	29,958,037	30,976,462	30,033,207
Net loss per share attributable to common stockholders:
Basic	$(0.26)	$(0.34)	$(0.58)	$(0.69)
Diluted	$(0.26)	$(0.34)	$(0.58)	$(0.70)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	June 30,
	2017	2016
Options to purchase Common Stock	3,589,147	6,137,495
Warrants to purchase Common Stock	4,328,877	4,515,947
Restricted Stock Units	1,452,289	396,500
Series A Convertible Preferred Stock	63,125	63,125
	9,433,438	11,113,067

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

Restructuring

Restructuring costs are included in loss from operations in the condensed consolidated statements of operations. The Company has accounted for these costs in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. One-time termination benefits are recorded at the time they are communicated to the affected employees. In March 2017, the Company announced a restructuring plan which is expected to be completed in the last quarter of 2017. See Note 10 to the condensed consolidated financial statements for further information.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The new standard is based on the principal that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its initial release, FASB has issued several amendments to the standard, which include clarification of accounting guidance related to identification of performance obligations, intellectual property licenses, and principal versus agent considerations. ASU 2014-09 and all subsequent amendments (collectively, the “new standards”) will be effective for the Company beginning in the first quarter of fiscal year 2018 and may be applied using either the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. To date, the Company has derived its revenues from a limited number of royalty, license and diagnostic service agreements. The consideration the Company is eligible to receive under these agreements includes upfront payments, milestone payments and royalties. Each of its collaboration agreements has unique terms that will need to be evaluated separately under the new standards. The Company has started its preliminary assessment of its active license and collaboration agreements. The new standards differ from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. For example, the Company currently recognizes milestone revenue using the milestone method specified in ASC 605-28, which generally results in recognition of milestone revenue in the period that the milestone event is achieved. However, under the new accounting standards, it is possible to start to recognize milestone revenue before the milestone is achieved if management determines with a high degree of certainty that amounts recorded as revenues will not have to be reversed when the uncertainty associated with the variable consideration is subsequently resolved. In addition, the current accounting standards include a presumption that revenue from upfront non-refundable fees are recognized ratably over the performance period, unless another attribution method is determined to more closely approximate the delivery of the goods or services to the customer. The new accounting standards will require entities to determine an appropriate attribution method using either output or input methods and do not include a presumption that entities would default to ratable attribution approach. The Company is continuing to assess the impact these items will have on its financial statements. The Company has completed its initial assessment of the new standards, including a detailed review of the Company’s contract portfolio and revenue streams, particularly around royalty revenues, to identify potential differences in accounting as a result of the new standards. The Company expects to adopt the new standards using the modified retrospective method with an adjustment, if any, to beginning retained earnings for the cumulative effect of the change.

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements at June 30, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$6,496,826	$—	$—	$6,496,826
Total Assets	$6,496,826	$—	$—	$6,496,826
Liabilities:
Derivative financial instruments—warrants	$—	$—	$350,862	$350,862
Total Liabilities	$—	$—	$350,862	$350,862

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$12,095,620	$—	$—	$12,095,620
Corporate debt securities (2)	—	14,160,686	—	14,160,686
Commercial paper (3)	—	2,393,948	—	2,393,948
U.S. treasury securities (2)	—	8,621,892	—	8,621,892
Total Assets	$12,095,620	$25,176,526	$—	$37,272,146
Liabilities:
Derivative financial instruments—warrants	$—	$—	$834,940	$834,940
Total Liabilities	$—	$—	$834,940	$834,940

(1) Included as a component of cash and cash equivalents on the accompanying condensed consolidated balance sheets.

(2) Included in short-term investments on the accompanying condensed consolidated balance sheets.

(3) $0 and $1,198,504 of commercial paper was included as a component of cash and cash equivalents at June 30, 2017 and December 31, 2016, respectively, and the remaining amount was included in short-term investments on the accompanying consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2017:

Description	Balance at December 31, 2016	Unrealized Gain	Balance at June 30, 2017
Derivative financial instruments—warrants	$834,940	$(484,078)	$350,862

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

4. Short-Term Investments

As of June 30, 2017, all short-term investments have been sold to satisfy the Company’s outstanding obligations under the Loan and Security Agreement dated as of June 30, 2014 upon demanding repayment by the lenders.

The following table sets forth the composition of short-term investments as of December 31, 2016.

	December 31, 2016
			Unrealized
	Maturity in Years	Cost	Gains	Losses	Fair Value
Corporate debt securities	Less than 1 year	$14,165,915	$44	$(5,273)	$14,160,686
Commercial paper	Less than 1 year	1,195,444	—	—	1,195,444
U.S. treasury securities	Less than 1 year	8,625,728	330	(4,166)	8,621,892
Total Investment		$23,987,087	$374	$(9,439)	$23,978,022

5. Property and Equipment

Property and equipment consist of the following:

	As of June 30, 2017	As of December 31, 2016
Furniture and office equipment	$1,077,785	$1,144,741
Leasehold improvements	1,994,514	1,994,514
Laboratory equipment	2,515,530	2,449,645
	5,587,829	5,588,900
Less—accumulated depreciation and amortization	(2,266,297)	(1,761,985)
Property and equipment, net	$3,321,532	$3,826,915

6. Debt

Equipment Line of Credit

In November 2015, the Company entered into a Loan and Security Agreement (“Equipment Line of Credit”) with Silicon Valley Bank (“SVB”) that provided for cash borrowings for equipment (“Equipment Advances”) of up to $2.0 million, secured by the equipment financed. Under the terms of the agreement, interest is equal to 1.25% above the Prime Rate. At

June 30, 2017, the interest rate was 5.50%. Interest only payments are due on borrowings through November 30, 2016, with both interest and principal payments commencing in December 2016. All unpaid principal and interest on each Equipment Advance will be due on November 1, 2019. The Company has an obligation to make a final payment equal to 7% of total amounts borrowed at the loan maturity date. The Company is also subject to certain affirmative and negative covenants under the Equipment Line of Credit.

On June 20, 2017, the Company received a Notice of Event of Default (“Default Letter”) from SVB which stated that Events of Default had occurred and SVB will decide in its sole discretion whether or not to exercise rights and remedies. Pursuant to the Default Letter, the Company has classified the entire balance of $1,644,567 as a current liability as of June 30, 2017 and also started recording accrued interest at a default rate. The Company recorded $171,959 in interest expense related to the Equipment Line of Credit during the six months ended June 30, 2017. The Company is currently working with lender for resolution.

Loan and Security Agreement

In June 2014, the Company entered into a $15,000,000 Loan and Security Agreement (“Agreement”) under which the lenders provided the Company a term loan. On July 20, 2016, the Company signed the 5th Amendment to Loan and Security Agreement to refinance its existing term loan. Under the Amendment, interest is equal to 3.75% plus the Wall Street Journal Prime Rate, subject to a floor of 7.25%. The Company is required to make interest only payments on the outstanding amount of the loan on a monthly basis through September 1, 2017, after which equal monthly payments of principal and interest are due until the loan maturity date of February 1, 2020.

On June 1, 2017, the Company received a Notice of Event of Default from the lenders which stated that Events of Default had occurred and all of the obligation under the Agreement were immediately due and payable. On June 6, 2017, the lenders took the total pay-off amount of $16,668,583 for the principal, interest, final payment, and other amounts out of the Company’s bank accounts which satisfied all of the Company’s outstanding obligations under the Agreement. Accordingly, the Agreement was terminated in June 2017. Upon termination of the Agreement, the prepayment fee of $450,000, unamortized debt discount of $400,562 and unamortized final fee of $738,196 were recorded as loss on debt extinguishment. The Company recorded total interest expense of $801,173 related to the Agreement during the six months ended June 30, 2017.

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

The range of assumptions used to determine the fair value of the warrants valued using the Black-Scholes option pricing model during the periods indicated was:

	Six Months Ended June 30,
	2017	2016
Estimated fair value of Trovagene common stock	1.15-1.26	4.53-4.65
Expected warrant term	1.5-1.8 years	2.5-2.8 years
Risk-free interest rate	1.27-1.38%	0.71-0.87%
Expected volatility	98-109%	82-89%
Dividend yield	0%	0%

Expected volatility is based on historical volatility of Trovagene’s common stock. The warrants have a transferability provision and based on guidance provided in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), for instruments issued with such a provision, Trovagene used the remaining contractual term as the expected term of the warrants. The risk free rate is based on the U.S. Treasury security rates consistent with the expected remaining term of the warrants at each balance sheet date.

The following table sets forth the components of changes in the Company’s derivative financial instruments—warrants liability balance, valued using the Black-Scholes option pricing method, for the periods indicated.

Date	Description	Number of Warrants	Derivative Instrument Liability
December 31, 2016	Balance of derivative financial instruments—warrants liability	967,295	$834,940
	Change in fair value of derivative financial instruments—warrants during the period recognized as a gain in the condensed consolidated statements of operations	—	(484,078)
June 30, 2017	Balance of derivative financial instruments—warrants liability	967,295	$350,862

8. Stockholders’ Equity

Common Stock

During the six months ended June 30, 2017, the Company issued a total of 380,081 shares of Common Stock. The Company received gross proceeds of approximately $0.1 million from the sale of 102,081 shares of its common stock at a weighted average price of $1.08 under the agreement with Cantor Fitzgerald & Co. (“Agent”). In addition, 278,000 shares were issued upon vesting of restricted stock units (“RSU”).

Stock Options

Stock-based compensation expense related to Trovagene equity awards have been recognized in operating results as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Included in research and development expense	$206,463	$590,536	$578,663	$989,277
Included in cost of revenue	15,209	38,228	41,365	56,525
Included in selling and marketing expense	127,351	438,158	431,883	1,016,879
Included in general and administrative expense	472,718	234,991	769,495	2,050,340
Benefit from restructuring	(46,356)	—	(125,222)	—
Total stock-based compensation expense	$775,385	$1,301,913	$1,696,184	$4,113,021

The unrecognized compensation cost related to non-vested stock options outstanding at June 30, 2017 and 2016, net of expected forfeitures, was $3,456,979 and $11,419,948, respectively, which is expected to be recognized over a weighted-average remaining vesting period of 2.5 and 3.1 years, respectively. The weighted-average remaining contractual term of outstanding options as of June 30, 2017 was approximately 6.9 years. The total fair value of stock options vested during the six months ended June 30, 2017 and 2016 was $2,796,924 and $4,181,755, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated:

	Six Months Ended June 30,
	2017 (1)	2016
Risk-free interest rate	—%	1.5%
Dividend yield	0%	0%
Expected volatility	—%	102%
Expected term	0.0 years	5.5 years

(1) No options granted during the six months ended June 30, 2017.

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2016	5,528,628	$5.49	$—
Canceled / Forfeited	(1,922,024)	$6.40
Expired	(17,457)	$4.74
Balance outstanding, June 30, 2017	3,589,147	$5.01	$—
Exercisable at June 30, 2017	2,329,718	$4.96	$—

On June 13, 2017, the number of authorized shares in the Trovagene 2014 Equity Incentive Plan (“2014 EIP”) was increased from 7,500,000 to 9,500,000. As of June 30, 2017 there were 5,018,758 shares available for issuance under the 2014 EIP.

Restricted Stock Units

The weighted-average grant date fair value of the RSU was $1.59 and $4.06 per share during the six months ended June 30, 2017 and 2016, respectively.

A summary of the RSU activity is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Intrinsic Value
Non-vested RSU outstanding, December 31, 2016	272,000	$3.99	$571,200
Granted	2,249,242	$1.59
Vested	(278,000)	$3.95	$580,180
Forfeited	(790,953)	$1.81
Non-vested RSU outstanding, June 30, 2017	1,452,289	$1.46	$1,829,884

At June 30, 2017, total unrecognized compensation cost related to non-vested RSU was $1,310,838, which is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of vested RSU during the six months ended June 30, 2017 was $1,097,880.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2016	5,505,901	$3.83	1.6
Expired	(1,177,024)	$5.32
Balance outstanding, June 30, 2017	4,328,877	$3.42	1.4

9. Commitments and Contingencies

Executive and Consulting Agreements

The Company has longer-term contractual commitments with various consultants and employees. Certain employment agreements provide for severance payments.

Lease Agreements

The Company leases approximately 26,100 square feet of office and laboratory space at a monthly rental rate of approximately $68,000. The lease will expire on December 31, 2021. The Company also leases certain lab and office space in Torino, Italy, of approximately 2,300 square feet, at a monthly rental rate of approximately $3,100 through the end of September 2017.

Research and Development Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which Trovagene refers to as PCM-075. PCM-075 is an oral, investigative drug and a highly-selective adenosine triphosphate competitive inhibitor of the serine/threonine PLK 1. The Company plans to develop PCM-075 initially in patients with AML. Upon execution of the agreement, the Company paid $2.0 million in license fees which were expensed to research and development costs during the six months ended June 30, 2017. The Company is committed to pay $1.0 million for future services provided by Nerviano, such as the costs to manufacture drug product, no later than June 30, 2019. Terms of the agreement also provide for the Company to pay royalties based on certain development and sales milestones.

The Company has entered into a variety of collaboration and specimen transfer agreements relating to its development efforts. Included in research and development expense, the Company has recorded approximately $88,000 for the six months ended June 30, 2017 relating to services provided by the collaborators in connection with these agreements.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of human diagnostics. License fees are generally calculated as a percentage of product revenues, with rates that vary by agreement. To date, payments have not been material.

Litigation

Trovagene does not believe that the Company has legal liabilities that are probable or reasonably possible that require either accrual or disclosure, except for the following: On March 28, 2016 the Company filed a complaint in the Superior Court of the State of California for the County of San Diego against the Company’s former CEO and CFO, for, among other things, breach of fiduciary duty for failing to present a lucrative corporate opportunity to the Company concerning promising new therapeutics in the field of precision medicine and instead taking that opportunity for their own personal benefit (the “Complaint”). The Complaint asks that these two former executives be required to turn over their interests in these new therapeutics to the Company. The former CEO and CFO filed a cross complaint in the Superior Court of the State of California for the County of San Diego against the Company on May 23, 2016 for, among other things, breach of contract (the “Cross Complaint”, and together with the Complaint, collectively, the “Litigation”). On July 28, 2017, the parties settled the Litigation.  The settlement involved mutual releases by all parties involved. The net cost to Trovagene in connection with the settlement is approximately $2.1 million, which has been accrued within the condensed consolidated balance sheet as of June 30, 2017. Of that amount, $975,000 was the net amount paid directly to the former CEO and CFO. From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm the Company’s business.

Public Offering and Controlled Equity Offering

On March 15, 2017, the Company filed a Form 424B5 to amend and supplement the information in the Company’s registration statement and prospectus, dated June 13, 2016, to offer and sell additional shares of the Company’s common stock having an aggregate offering price up to $20,698,357. The Company entered into an agreement with Cantor Fitzgerald & Co. (“Agent”) on January 25, 2013 to issue and sell up to $30,000,000 of shares of common stock through the Agent. As payment for its services, the Agent is entitled to a commission on gross proceeds of up to 3%. Gross proceeds of approximately $110,000 have been raised in 2017.

10. Restructuring Charges

On March 15, 2017, in connection with the addition of precision medicine therapeutics to its business, the Company announced a restructuring plan (the “Restructuring”) which included a reduction in force. The Restructuring is expected to be completed in the last quarter of 2017. The Company estimates that it will incur approximately $2.0 million in charges related to this Restructuring. During the six months ended June 30, 2017, the Company incurred approximately $1.7 million in restructuring charges which included approximately $1.2 million of personnel termination costs and an approximately $0.5 million charge related to impairment of capitalized license fees. As of June 30, 2017, approximately $0.8 million of these restructuring costs were included in accrued liabilities in the condensed consolidated balance sheet.

11. Related Party Transactions

In March 2016, the Company engaged Rutan & Tucker, LLP, a law firm to represent Trovagene, Inc. with respect to various lawsuits. One of the partners from Rutan & Tucker, LLP, is the son of the Company’s Chairman of the Board. The fees for legal services are based on the hourly rates of the individuals performing the legal services. During the six months ended June 30, 2017 and 2016, the Company has incurred approximately $541,000 and $222,000 of legal expenses, net of insurance reimbursements, for services performed by Rutan & Tucker, LLP, respectively.

12. Subsequent Events

Removal of NASDAQ Notice

On July 10, 2017, the Company received notice from NASDAQ indicating that the Company has regained compliance with the minimum bid price requirement under NASDAQ Listing Rule 5550(a)(2) for continued listing on The NASDAQ Capital Market. Accordingly, the Company is in compliance with all applicable listing standards and its common stock will continue to be listed on The NASDAQ Capital Market and NASDAQ considers the matter closed.

Registered Direct Offering

On July 19, 2017, the Company closed a registered direct offering of 6,191,500 shares of its common stock. In a concurrent private placement, the Company also issued warrants to purchase up to 4,643,626 shares of its common stock. The warrants will be exercisable six months following the date of issuance, will expire on the fifth anniversary of the initial exercise date and have an exercise price of $1.41 per share. The combined purchase price for one registered share of common stock and one unregistered warrant to purchase 0.75 of an unregistered share of common stock is $1.15. The net proceeds to the Company were approximately $6.5 million.

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

In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 15, 2017, and on Form 10-Q for the period ended March 31, 2017, filed on May 10, 2017. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

We are a precision medicine biotechnology company developing oncology therapeutics for improved cancer care by leveraging our proprietary PCM technology in tumor genomics. Our broad intellectual property and proprietary technology enables us to measure ctDNA in urine and blood to identify and quantify clinically actionable markers for predicting response to cancer therapies. We offer our PCM technology at our CLIA-certified/CAP-accredited laboratory and plan to continue to vertically integrate our PCM technology with precision cancer therapeutics.

We believe that there is an opportunity to utilize precision diagnostics in the development of our precision cancer therapeutics to improve treatment outcomes for cancer patients using our proprietary technology to detect oncogene mutations and monitor patient response to therapy. Our lead product candidate, PCM-075, was licensed from Nerviano Medical Sciences, S.r.l., a leading European oncology research and discovery organization, and is initially being developed for the treatment of patients with AML. The licensing of global development and commercialization rights to PCM-075 allows us to execute our strategy to vertically integrate our ctDNA PCM technology with precision cancer therapeutics, by developing drugs where our deep understanding of tumor genomics may allow for effective targeting of appropriate cancer patients.

PCM-075 is an oral and highly-selective PLK1 inhibitor and allows us to leverage our PCM technology, and expertise in tumor genomics, to optimize the clinical development process, and uniquely positions us to bring a first-in-class PLK1 inhibitor to the market for the treatment of AML. We plan to leverage our technology and expertise to analyze correlative AML biomarkers to identify patients most likely to benefit from treatment with PCM-075.

We have significant experience and expertise with biomarkers and technology in cancer, including AML. We are the patent holder of NPM1 for diagnosis and monitoring of patients. NPM1-mutated AML is a genetic marker in leukemia and accounts for approximately one-third of all AML patients. We plan to use our PCM technology to profile other dominant AML markers, such as FLT3, DNMT3A, NRAS, and KIT, to optimize the development of PCM-075.

A Phase 1 safety study of PCM-075 has been completed in patients with advanced metastatic solid tumor cancers and data published in July, 2017 in the peer-reviewed journal Investigational New Drugs. This study evaluated drug metabolism, first-cycle dose limiting toxicities and related maximum tolerated dose with data demonstrating that PCM-075 is generally safe and well-tolerated in patients with advanced cancers. The authors concluded that data from preclinical work, coupled with the results of the Phase 1 trial, suggest that PCM-075 could become a new therapeutic option for the treatment of solid tumors and hematological malignancies, including AML.

We submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (“FDA”) on June 26, 2017. This submission included a Phase 1b/2 clinical protocol that will identify the safety of PCM-075 in AML patients, provide a preliminary assessment of response, study the effect of different clinical dosing regimens, as well as explore the potential of correlative biomarker analyses to select patients more likely to respond. On July 24, 2017, we received FDA approval of our IND and protocol to conduct our Phase 1b/2 clinical trial of PCM-075 in patients with AML.

We believe our PCM technology can allow for improved detection and quantitation of oncogene mutations from tumors to help improve disease and cancer patient management. We believe that we can successfully leverage our deep understanding of tumor genomics to optimize the development of PCM-075.

The genetic materials that result when cells in the body die and release their DNA into the bloodstream, are collectively referred to as “cell-free nucleic acids.” Cell-free nucleic acids can be used as genetic markers of disease and the ability to use urine or blood as liquid biopsy sample types allows for simple, noninvasive, or minimally invasive, sample collection methods.

Our fundamental ctDNA diagnostic platform is protected by significant intellectual property around cell-free nucleic acids in urine and blood, the extraction of cell-free nucleic acids from urine and blood, as well as novel assay designs, particularly our proprietary non-naturally occurring primers.  As of June 30, 2017, our intellectual property portfolio consists of 125 issued patents worldwide and 56 pending patent applications globally. Our patent estate includes intellectual property for the detection of cell-free nucleic acids that pass through the kidney into the urine, as well as their application in specific disease areas, including oncology, infectious disease, transplantation, urology, and prenatal genetics.

We believe our technology expertise and extensive patent portfolio around cell-free DNA in urine and blood gives us a competitive advantage to leverage an emerging trend of monitoring cancer using ctDNA as a marker of disease status.  Our proprietary sample preparation process includes novel technology for the collection and DNA preservation (“NextCollect™”), DNA extraction and isolation of ctDNA protocol, proprietary, non-naturally occurring primers to enrich the sample for mutant alleles, and the ability to detect nucleic acids of interest using next-generation sequencing.

Our accumulated deficit through June 30, 2017 is $166,172,670. To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities and expand commercial operations. During 2017, we have advanced our business with the following activities:

•	Announced FDA approval of IND for Phase 1b/2 trial of PCM-075 in patients with AML.

•
Announced peer-reviewed publication of first-in-human Phase 1 trial results with PCM-075 in the journal Investigational New Drugs. The data from the trial demonstrated PCM-075’s potential as safe and effective treatment for solid tumor and hematological malignancies.

•
Completed a registered direct offering of 6,191,500 shares of common stock and a concurrent private placement issuing warrants to purchase up to 4,643,626 shares of common stock. The net proceeds from the registered direct offering and concurrent private placement were approximately $6.5 million in July 2017.

•
Entered into an agreement with Novogene Co. Ltd. (“Novogene”), a leading global provider of genomic services and solutions and the largest sequencing capacity in the world, whereby Novogene will purchase NextCollect™, our proprietary urine collection and nucleic acid preservation device for validation in the Chinese market.

•	Engaged PRA Health Sciences, a leading, global contract research organization, to conduct our Phase 1b/2 clinical trial of PCM-075.

•	Executed a supplier agreement with NerPharMa, S.r.l., a pharmaceutical manufacturing company and a subsidiary of Nerviano Medical Sciences S.r.l., to manufacture drug product for PCM-075.

•	Submitted an IND application to FDA to conduct a Phase 1b/2 clinical trial of PCM-075 in AML.

•	Announced expansion of key claims for our NPM1 patent portfolio for AML.

•	Entered into an agreement with a global biopharmaceutical company to utilize Trovera® ctDNA tests and services in cancer clinical trials.

•	Entered into an agreement with AstraZeneca to utilize Trovera® ctDNA test and services in prospective biomarker study.

•	Announced phase 1 safety study conducted by Nerviano Medical Sciences supports planned development of PCM-075 in AML.

•
Established a Clinical Advisory Board, appointing Dr. Jorge Cortes, of MD Anderson, Dr. Sandra Silberman, a leading clinical researcher in hematology/oncology, and practicing physician at the Duke VAMC, Dr. Filip Janku, of City of Hope Cancer Center, and Dr. David Berz, of the Beverly Hills Cancer Center. Dr. Cortes and Dr. Silberman have extensive experience in the development of novel therapies for the treatment of hematologic cancers. Dr. Cortes will serve as the Principal Investigator for the Phase 1b/2 clinical trial in AML.

•
Entered into a license agreement with Nerviano that grants us exclusive global development and commercialization rights to NMS-1286937, which we refers to as PCM-075.  PCM-075 is an oral, investigative drug and a highly-selective PLK 1 inhibitor for the treatment of AML.

Our product development and commercialization efforts are in their early stages, and we cannot make estimates of the costs or the time that our development efforts will take to complete, or the timing and amount of revenues related to the sale of our tests or our diagnostic services and revenues related to our license agreements. The risk of completion of any program is high because of the many uncertainties involved in developing new drug candidates and/or bringing new diagnostic products to market, including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols and/or CLIA requirements, extended regulatory approval and review cycles, our ability to raise additional capital, the nature and timing of research and development expenses, and competing technologies being developed by organizations with significantly greater resources.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 and 2016

Revenues

Our total revenues were $102,011 and $103,400 for the three months ended June 30, 2017 and 2016, respectively. The components of our revenues were as follows:

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)
Royalties	$44,810	$47,765	$(2,955)
Diagnostic services	55,501	23,962	31,539
Clinical research services	1,700	31,673	(29,973)
Total revenues	$102,011	$103,400	$(1,389)

Revenue from diagnostic services is recognized when payment is received for the test results. The number of payments received were higher in 2017 as compared to the same period in the prior year. Revenue from clinical research services consists of revenue from the sale of urine and blood collection supplies and tests performed under agreements with our clinical research and business development partners. Revenue was recognized when supplies and/or test results were delivered. There were less sales of clinical research services for the three months ended June 30, 2017 as compared to the same period of 2016.

We expect our royalties to fluctuate as the royalties are based on the minimum royalty payments as well as the timing of when payments are received for royalties in excess of minimum royalties. In addition, our diagnostic service revenue may be impacted by our expansion into oncology therapeutics. We expect revenue from clinical research services to fluctuate based on timing of delivery of supplies and/or test results under agreements.

Cost of Revenues

Our total cost of revenues was $338,203 for the three months ended June 30, 2017, compared to $409,463 in the same period of 2016. Cost of revenues mainly relates to the costs of our diagnostic service revenues. The costs are recognized at the completion of testing. Decrease in cost of revenues for the three months ended June 30, 2017 compared to the same period of last year is mainly due to the decreased volume of tests processed. Due to revenue being recognized when cash is received, costs incurred in one period may relate to revenue recognized in a later period which could result in negative gross margins.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)
Salaries and staff costs	$291,195	$1,553,806	$(1,262,611)
Stock-based compensation	206,463	590,536	(384,073)
Outside services, consultants and lab supplies	217,570	1,440,217	(1,222,647)
Facilities	219,614	408,554	(188,940)
Travel and scientific conferences	28,861	63,463	(34,602)
Other	18,012	19,838	(1,826)
Total research and development	$981,715	$4,076,414	$(3,094,699)

Research and development expenses decreased by $3,094,699 to $981,715 for the three months ended June 30, 2017 from $4,076,414 for the same period in 2016. As a result of the two strategic restructuring activities which occurred in December 2016 and March 2017, our average internal research and development personnel decreased from thirty-five to seven, resulting in a decrease of expenses in salaries and staff costs, stock-based compensation, and travel and scientific conferences. In addition, due to the shifting of our business focus, we terminated certain clinical studies and collaboration agreements. Research and development expenses incurred related to these studies, samples processed and validated in connection with the clinical collaborations, as well as lab supplies, decreased accordingly. We expect a reduction of research and development costs that relate to CLIA services as a result of our expansion into oncology therapeutics; however, other costs may increase as we complete the development of PCM-075.

Selling and Marketing Expenses

Selling and marketing expenses consisted of the following:

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)
Salaries and staff costs	$217,760	$1,430,199	$(1,212,439)
Stock-based compensation	127,351	438,158	(310,807)
Outside services and consultants	54,253	318,711	(264,458)
Facilities	59,334	131,505	(72,171)
Trade shows, conferences and marketing	135,146	497,018	(361,872)
Travel	9,791	284,191	(274,400)
Other	11,384	29,254	(17,870)
Total sales and marketing	$615,019	$3,129,036	$(2,514,017)

Selling and marketing expenses decreased by $2,514,017 to $615,019 for the three months ended June 30, 2017 from $3,129,036 for the same period in 2016. The overall decrease in selling and marketing expenses was primarily due to our strategic restructuring activities. During the three months ended June 30, 2017 we decreased the number of our field sales, customer support and marketing personnel, bringing our average headcount to four from twenty-two in the same period of the prior year. We expect decreases in personnel and related costs as a result of the reduction in force.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)
Personnel and outside services costs	$749,166	$1,114,943	$(365,777)
Board of Directors’ fees	113,501	121,058	(7,557)
Stock-based compensation	472,718	234,991	237,727
Legal and accounting fees	2,323,042	612,727	1,710,315
Facilities and insurance	291,658	265,539	26,119
Travel	36,078	27,441	8,637
Fees, licenses, taxes and other	72,970	92,033	(19,063)
Total general and administrative	$4,059,133	$2,468,732	$1,590,401

General and administrative expenses increased by $1,590,401 to $4,059,133 for the three months ended June 30, 2017, from $2,468,732 for the same period in 2016. The significant components of the increase were primarily due to the increase in legal and accounting fees. In the second quarter of 2017, we have accrued a litigation related loss contingency expense of approximately $2.1 million for the settlement of Complaints with our former CEO and CFO, which is the primary reason for the increase of legal and accounting fees. Our general and administrative costs may increase in future periods in order to support fundraising activities, on-going litigation, general business activities, as we continue to develop and introduce new product offerings.

Restructuring

On March 15, 2017, we announced a strategic restructuring plan in connection with the expansion of precision medicine therapeutics to our business. The restructuring plan includes a reduction in force and is expected to be completed in the last quarter of 2017. The $3,806 restructuring benefit for the three months ended June 30, 2017 was primarily due to stock-based compensation reversal for certain terminated employees offset by increased employee termination costs.

Net interest Expense

Net interest expense was $431,871 and $274,909 for the three months ended June 30, 2017 and 2016, respectively. The increase of net interest expense is primarily due to an increase in interest expense, resulting from higher interest rates and event of default related to our equipment line of credit. Pursuant to the Default Letter we received for our equipment line of credit, we recorded all of the prepayment fee and accrued the remainder of the final fee to interest expense. We expect net interest expense to decrease as a result of pay-off of our $15.0 million term loan.

Change in Fair Value of Derivative Financial Instruments — Warrants

We have issued warrants that are accounted for as derivative liabilities. As of June 30, 2017, the derivative financial instruments—warrants liabilities were revalued to $350,862, resulting in an increase in value of $71,428 from March 31, 2017, based primarily upon the increase in our stock price from $1.15 at March 31, 2017 to $1.26 at June 30, 2017 as well as the changes in the expected term and risk free interest rates for the expected term. The increase in value was recorded as a loss from the change in fair value of derivative financial instruments—warrants in the condensed consolidated statement of operations.

Net Loss

Net loss and per share amounts were as follows:

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)
Net loss attributable to common shareholders	$(8,051,871)	$(10,208,338)	$(2,156,467)
Net loss per common share — basic	$(0.26)	$(0.34)	$(0.08)
Net loss per common share — diluted	$(0.26)	$(0.34)	$(0.08)

Weighted average shares outstanding — basic	30,991,740	29,958,037	1,033,703
Weighted average shares outstanding — diluted	30,991,740	29,958,037	1,033,703

The $2,156,467 decrease in net loss attributable to common shareholders and the $0.08 decrease in basic net loss per share was primarily the result of a decrease in operating expenses of $4,093,381 offset by an increase in loss on extinguishment of debt of $1,655,825 for the three months ended June 30, 2017 compared to the same period in the prior year.

Six Months Ended June 30, 2017 and 2016

Revenues

Our total revenues were $197,049 and $223,886 for the six months ended June 30, 2017 and 2016, respectively. The components of our revenues were as follows:

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)
Royalties	$110,636	$160,633	$(49,997)
Diagnostic services	84,363	31,580	52,783
Clinical research services	2,050	31,673	(29,623)
Total revenues	$197,049	$223,886	$(26,837)

The $49,997 decrease in royalties related primarily to lower receipts of payments in excess of minimum royalties in comparison to the same period of the prior year. Revenue from diagnostic services is recognized when payment is received for the test results. The number of tests billed and payments received were higher for the six months ended June 30, 2017 as compared to the same period in the prior year. Revenue from clinical research services consists of revenue from the sale of urine and blood collection supplies and tests performed under agreements with our clinical research and business development partners. Revenue was recognized when supplies and/or test results were delivered.

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

Cost of Revenues

Our total cost of revenues was $954,629 for the six months ended June 30, 2017, compared to $718,734 in the same period of 2016. Cost of revenues relates to the costs of our diagnostic service revenues. The costs are recognized at the completion of testing. Increase in cost of revenues for the six months ended June 30, 2017 compared to the same period of last year is mainly due to the increased volume of tests. Due to revenue being recognized when cash is received, costs incurred in one period may relate to revenue recognized in a later period which could result in negative gross margins.

Research and Development Expenses

Research and development expenses consisted of the following:

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)
Salaries and staff costs	$1,166,572	$2,856,066	$(1,689,494)
Stock-based compensation	578,663	989,277	(410,614)
Outside services, consultants and lab supplies	852,364	2,621,596	(1,769,232)
Facilities	587,515	669,791	(82,276)
Travel and scientific conferences	44,901	106,242	(61,341)
Fees, licenses and other	2,031,530	41,506	1,990,024
Total research and development	$5,261,545	$7,284,478	$(2,022,933)

Research and development expenses decreased by $2,022,933 to $5,261,545 for the six months ended June 30, 2017 from $7,284,478 for the same period in 2016. Our costs have decreased primarily due to the average number of our internal research and development personnel decreasing from thirty-two to thirteen. In addition, research and development expenses incurred related to clinical studies, samples processed and validated in connection with the clinical collaborations, as well as lab supplies, decreased for the six months ended June 30, 2017 as compared to the same period in 2016 as a result of the shifting of our business focus. The total decrease of research and development expenses was offset by the increase in fees, license and other. The increase in fees, license and other was primarily due to the $2.0 million license fee payment in March 2017 to Nerviano for development and commercialization rights to PCM-075. We expect a reduction of research and development costs that relate to CLIA services as a result of our expansion into oncology therapeutics; however, other costs may increase as we continue the development of PCM-075.

Selling and Marketing Expenses

Selling and marketing expenses consisted of the following:

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)
Salaries and staff costs	$818,943	$2,838,775	$(2,019,832)
Stock-based compensation	431,883	1,016,879	(584,996)
Outside services and consultants	168,083	675,669	(507,586)
Facilities	169,472	249,766	(80,294)
Trade shows, conferences and marketing	326,216	839,191	(512,975)
Travel	71,811	504,098	(432,287)
Other	36,596	62,210	(25,614)
Total sales and marketing	$2,023,004	$6,186,588	$(4,163,584)

Selling and marketing expenses decreased by $4,163,584 to $2,023,004 for the six months ended June 30, 2017 from $6,186,588 for the same period in 2016. The overall decrease in selling and marketing expenses was primarily due to our strategic restructuring activities. As part of our restructuring, we reduced the number of our field sales, customer support and marketing personnel, bringing down our average headcount to six from twenty-two in the same period of the prior year. We expect decreases in personnel and related costs due to the reduction in force.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)
Personnel and outside services costs	$1,819,873	$2,143,594	$(323,721)
Board of Directors’ fees	227,120	223,053	4,067
Stock-based compensation	769,495	2,050,340	(1,280,845)
Legal and accounting fees	2,763,217	1,382,524	1,380,693
Facilities and insurance	450,858	401,461	49,397
Travel	66,921	103,586	(36,665)
Fees, licenses, taxes and other	158,288	168,421	(10,133)
Total general and administrative	$6,255,772	$6,472,979	$(217,207)

General and administrative expenses decreased by $217,207 to $6,255,772 for the six months ended June 30, 2017, from $6,472,979 for the same period in 2016. The significant components of the decrease were primarily due to the decrease of personnel and outside services costs, stock-based compensation offset by an increase in legal fees. The decrease of personnel and outside services costs is mainly due to a decrease in average headcount from eleven to eight as a result of restructuring. In January 2016, our former CEO was granted a non-qualified stock option to purchase 350,000 shares of Common Stock at an exercise price of $5.18 per share. As the stock option was vested upon grant, the fair value of the option, which approximated $1.2 million was expensed in full during the six months ended June 30, 2016. Legal fees increased primarily as a result of a litigation related loss contingency of $2.1 million expensed during the six months ended June 30, 2017.

Restructuring

On March 15, 2017, we announced a strategic restructuring plan in connection with the addition of precision medicine therapeutics to our business. The restructuring plan includes a reduction in force and is expected to be completed in the last quarter of 2017. Restructuring charges of approximately $1.7 million were incurred and have been included as a component of operating loss for the six months ended June 30, 2017. Of the total restructuring charges, approximately $1.2 million was related to termination of employees and an approximately $0.5 million charge related to impaired license fees.

Net Interest Expense

Net interest expense was $861,268 and $612,529 for six months ended June 30, 2017 and 2016, respectively. The increase of net interest expense is primarily due to an increase in interest expense of approximately $214,000, resulting from higher interest rates and costs related to the debt extinguishment and the event of default related to our equipment line of credit.

Change in Fair Value of Derivative Financial Instruments — Warrants

We have issued warrants that are accounted for as derivative liabilities. As of June 30, 2017, the derivative financial instruments—warrants liabilities were revalued to $350,862, resulting in a decrease in value of $484,078 from December 31, 2016, based primarily upon the decrease in our stock price from $2.10 at December 31, 2016 to $1.26 at June 30, 2017 as well as the changes in the expected term and risk free interest rates for the expected term. The decrease in value was recorded as a gain from the change in fair value of derivative financial instruments—warrants in the condensed consolidated statement of operations.

Net Loss

Net loss and per share amounts were as follows:

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)
Net loss attributable to common shareholders	$(18,057,468)	$(20,476,916)	$(2,419,448)
Net loss per common share — basic	$(0.58)	$(0.69)	$(0.11)
Net loss per common share — diluted	$(0.58)	$(0.70)	$(0.12)

Weighted average shares outstanding — basic	30,976,462	29,856,611	1,119,851
Weighted average shares outstanding — diluted	30,976,462	30,033,207	943,255

The $2,419,448 decrease in net loss attributable to common shareholders and the $0.11 decrease in basic net loss per share was primarily the result of a decrease in operating expenses compared to the same period in the prior year. This decrease was offset by a loss on extinguishment of debt of $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had $7,783,891 in cash and cash equivalents. Net cash used in operating activities for the six months ended June 30, 2017 was $13,355,334, compared to $14,993,428 for the six months ended June 30, 2016. Our use of cash was primarily a result of the net loss of $18,045,348 for the six months ended June 30, 2017, adjusted for non-cash items related to stock-based compensation of $1,696,184, loss on extinguishment of debt of $1,655,825, impairment loss of $485,000, depreciation and amortization of $645,962, and the gain from the change in fair value of derivative financial instruments—warrants of $484,078. The changes in our operating assets and liabilities consisted of higher accounts payable and accrued expenses, an increase in accounts receivable and a decreased prepaid expenses. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Net cash provided by investing activities was $24,041,048 during the six months ended June 30, 2017, compared to $28,622,478 used in investing activities for the same period in 2016. Investing activities during the six months ended June 30, 2017 consisted of net sales and maturities of short-term investments of $24,061,786 offset by net purchases for capital equipment of $20,738.

Net cash used in financing activities was $16,819,328 during the six months ended June 30, 2017, compared to $1,295,688 for the same period in 2016. Financing activities during the six months ended June 30, 2017 related primarily to the pay-off of long-term debt resulting in debt extinguishment while financing activities during the same period of the prior year consisted primarily of repayment of long-term debt. On June 1, 2017, we received a Notice of Event of Default from the lenders which stated that Events of Default had occurred and all of the obligation under the Loan and Security Agreement dated as of June 30, 2014 were immediately due and payable. On June 6, 2017, the lenders took the total pay-off amount of $16,668,583 out of our bank accounts which satisfied all of our outstanding obligations under the Agreement. We disagree with the lenders that any Event of Default has occurred and are reserving all of our options with respect to the Agreement.

As of June 30, 2017, and December 31, 2016, we had working capital of $1,193,067 and $31,152,936, respectively. As of July 31, 2017, we had cash and cash equivalents balance of $12,495,342 and we have not paid the litigation settlement.

Based on our current business plan and assumptions, we expect to continue to incur significant losses and require significant additional capital to further advance our clinical trial programs and support our other operations. Considering our current cash resources, including the net proceeds received from the offering of our equity securities in July 2017, we believe our existing resources will be sufficient to fund the Company’s planned operations until the first quarter of 2018. In addition, we have based our cash sufficiency estimates on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated. These circumstances raise substantial doubt about our ability to continue as a going concern.

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

NASDAQ Notice

On May 30, 2017, we received a written notice from the NASDAQ Stock Market LLC (“NASDAQ”) that we were not in compliance with NASDAQ Listing Rule 5550(a)(2) for continued listing on the NASDAQ Capital Market, as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock continue to trade on the NASDAQ Capital Market under the symbol “TROV”.

In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until November 27, 2017, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period.

On July 7, 2017, NASDAQ notified us that we had regained compliance with the applicable minimum bid price rule. Accordingly, the matter related to the notice we received in May 2017 was closed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary exposure to market risk is interest income and expense sensitivity, which is affected by changes in the general level of interest rates, particularly because our equipment line of credit has a floating interest rate as of June 30, 2017. Changes in interest rates could affect the amounts of interest that we pay in the future.

Our cash and cash equivalent primary consists of deposits, and money market deposits managed by commercial banks as of June 30, 2017. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments.

Our investments are in short-term money marketable funds. Due to the short-term duration of our investment portfolio and the relatively low risk profile of our investments, a sudden change in interest rates would not have a material effect on the fair market value of our portfolio, nor our operating results or cash flows.

We do not believe our cash and cash equivalents have significant risk of default issues; however, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current stability of financial institutions, we believe that we will not experience losses on these deposits.

Foreign Currency Risk

Our foreign currency exchange risk mainly arises from our operations in Italy. Our functional and reporting currency is the United States dollar. We translate our foreign operations’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in the cumulative translation account, a component of consolidated accumulated other comprehensive income. In addition, we face the foreign currency risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Changes in foreign currency exchange rates can create foreign exchange gains or losses to us.

Effects of Inflation

We do not believe that inflation and changing prices during the six months ended June 30, 2017 had a significant impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 to the unaudited Condensed Consolidated Financial Statements for a summary of legal proceedings.

ITEM 1A. RISK FACTORS

Except for the following, there have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2016, and Form 10-Q for the periods ended March 31, 2017.

Recent Events of Default have forced us to repay outstanding indebtedness sooner than expected.

On June 1, 2017, we received a Notice of Event of Default (the “Notice”) from Oxford Finance LLC (“Oxford”) with respect to that certain Loan and Security Agreement dated as of June 30, 2014 (as amended, restated, supplemented or otherwise modified from time to time, the “Loan Agreement”), by and among Oxford as Collateral Agent, Oxford as a Lender, Silicon Valley Bank, as a Lender (“SVB” and together with Oxford, the “Lenders”) and us. The Notice stated that Events of Default had occurred and are continuing under Sections 8.2(a) and 8.2(b) (Covenant Defaults) (as a result of violations of Section 5.2, 7.1 and 7.2), Section 8.3 (Material Adverse Change), Section 8.6 (Other Agreements) and Section 8.8 (Misrepresentations) of the Loan Agreement. The Notice further stated that all of the obligation under the Loan Agreement are immediately due and payable. On June 6, 2017, the Lenders withdrew $16,668,583 out of our bank accounts which satisfies all of our outstanding obligations under the Loan Agreement. On March 31, 2017, we had approximately $28.8 million of cash. As of June 30, 2017, we had approximately $7.8 million of cash. We need to raise substantial additional capital to operate our business and our failure to obtain financing will force us to delay, reduce or eliminate our product development programs or collaboration efforts and would have a material adverse effect on our business.

On June 20, 2017, we received a Notice of Event of Default (the “Equipment Notice”) from SVB with respect to that certain Loan and Security Agreement in the aggregate principal amount of $1.4 million dated as of November 17, 2015 (as amended, restated, supplemented or otherwise modified from time to time, the “Equipment Loan Agreement”), between SVB and us. The Equipment Notice stated that Events of Default had occurred and are continuing under Sections 8.2(a) (Covenant Defaults) (as a result of violations of Section 7.1 and 7.2), Section 8.3 (Material Adverse Change), Section 8.6 (Other Agreements) and Section 8.8 (Misrepresentations) of the Equipment Loan Agreement. The Equipment Loan Agreement is substantially similar to the Loan Agreement by and among Oxford Finance LLC, SVB and us which also was the subject of a Notice of Event of Default on June 1, 2017. Both Notices of Event of Default are substantially similar, except that the Equipment Notice further stated that “SVB intends to monitor the default situation very carefully and will decide in their sole discretion on a “day-by-day” basis whether or not to exercise rights and remedies.” As of June 30, 2017, approximately $1.6 million of principal and accrued interest was outstanding under the equipment loan. We are currently discussing with SVB a waiver of the defaults. In the event that we cannot agree with SVB on a waiver of the defaults, SVB may accelerate the amounts outstanding under the Equipment Loan Agreement which will cause us to repay such amounts sooner than expected or foreclose on certain of our equipment, both of which could have a material adverse effect on our business.

If we fail to comply with the continued minimum closing bid requirements of the NASDAQ Capital Market LLC or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On May 30, 2017, we received a written notice (the “Notice”) from the NASDAQ that we were not in compliance with NASDAQ Listing Rule 5550(a)(2), as the minimum bid price of our common stock has been below $1.00 per share for 30 consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock continued to trade on the NASDAQ Capital Market under the symbol “TROV.” In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until November 27, 2017, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. On July 7, 2017, we were informed by NASDAQ that we have regained compliance with the minimum bid price requirement under NASDAQ Listing Rule 5810(c)(3)(A) for continued listing. In the future, if we fail to comply with the continued minimum closing bid requirements of the NASDAQ or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. A delisting of our common stock from the NASDAQ could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On June 20, 2017, the Company received a Notice of Event of Default (“Default Letter”) from SVB which stated that Events of Default had occurred and SVB will decide in its sole discretion whether or not to exercise rights and remedies. Pursuant to the Default Letter, the Company has classified the entire balance of $1,644,567 as a current liability as of June 30, 2017. The Company also started recording accrued interest at a default rate.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed with the SEC on July 17, 2017).

10.1	Form of Securities Purchase Agreement dated July 13, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K filed with the SEC on July 17, 2017).

31.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVAGENE, INC.

August 9, 2017	By:	/s/ William J. Welch
William J. Welch
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)