Form 10-Q
period 2017-09-30
Trovagene, Inc.
filed 2017-11-09
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

As of October 31, 2017, the issuer had 38,106,460 shares of Common Stock issued and outstanding.

TROVAGENE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TROVAGENE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$7,434,298	$13,915,094
Short-term investments	—	23,978,022
Accounts receivable	178,127	100,460
Prepaid expenses and other current assets	939,200	956,616
Total current assets	8,551,625	38,950,192
Property and equipment, net	3,126,969	3,826,915
Other assets	539,309	1,173,304
Total Assets	$12,217,903	$43,950,411

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$675,499	$1,130,536
Accrued expenses	2,620,250	4,021,365
Deferred rent	298,213	285,246
Current portion of long-term debt (in default)	1,488,041	2,360,109
Total current liabilities	5,082,003	7,797,256
Long-term debt, less current portion	—	14,176,359
Derivative financial instruments—warrants	2,037,712	834,940
Deferred rent, net of current portion	1,153,316	1,373,717
Total Liabilities	8,273,031	24,182,272

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 60,600 shares outstanding at September 30, 2017 and December 31, 2016; designated as Series A Convertible Preferred Stock with liquidation preference of $606,000 at September 30, 2017 and December 31, 2016	60	60
Common stock, $0.0001 par value, 150,000,000 shares authorized; 38,105,251 and 30,696,791 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	3,811	3,070
Additional paid-in capital	174,426,891	167,890,984
Accumulated other comprehensive loss	(15,194)	(10,773)
Accumulated deficit	(170,470,696)	(148,115,202)
Total stockholders’ equity	3,944,872	19,768,139
Total liabilities and stockholders’ equity	$12,217,903	$43,950,411

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Royalties	$58,779	$47,236	$169,415	$207,869
Diagnostic services	58,119	37,978	142,482	69,558
Clinical research services	6,431	3,900	8,481	35,573
Total revenues	123,329	89,114	320,378	313,000
Costs and expenses:
Cost of revenues	473,202	424,559	1,427,831	1,143,293
Research and development	1,414,706	3,937,398	6,676,251	11,221,876
Selling and marketing	419,927	2,940,862	2,442,931	9,127,450
General and administrative	3,659,587	2,710,782	9,915,359	9,183,761
Restructuring (benefit) charges	(46,472)	—	1,669,526	—
Total operating expenses	5,920,950	10,013,601	22,131,898	30,676,380

Loss from operations	(5,797,621)	(9,924,487)	(21,811,520)	(30,363,380)

Net interest expense	(16,473)	(354,993)	(877,741)	(967,522)
Gain from change in fair value of derivative financial instruments—warrants	1,528,669	88,208	2,012,747	674,834
Loss on extinguishment of debt	—	—	(1,655,825)	—
Other loss, net	(6,541)	—	(4,975)	—
Net loss	(4,291,966)	(10,191,272)	(22,337,314)	(30,656,068)

Preferred stock dividend	(6,060)	(6,060)	(18,180)	(18,180)

Net loss attributable to common stockholders	$(4,298,026)	$(10,197,332)	$(22,355,494)	$(30,674,248)

Net loss per common share — basic	$(0.12)	$(0.34)	$(0.68)	$(1.02)
Net loss per common share — diluted	$(0.12)	$(0.34)	$(0.68)	$(1.04)

Weighted-average shares outstanding — basic	36,465,672	30,339,774	32,826,306	30,018,841
Weighted-average shares outstanding — diluted	36,465,672	30,339,774	32,826,306	30,136,572

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(4,291,966)	$(10,191,272)	$(22,337,314)	$(30,656,068)
Other comprehensive income (loss):
Foreign currency translation loss	(1,544)	(81)	(13,486)	(1,877)
Unrealized gain or reversal of previous losses on securities available-for-sale	—	(7,997)	9,065	(2,865)
Total other comprehensive income (loss)	(1,544)	(8,078)	(4,421)	(4,742)

Total comprehensive loss	(4,293,510)	(10,199,350)	(22,341,735)	(30,660,810)

Preferred stock dividend	(6,060)	(6,060)	(18,180)	(18,180)

Comprehensive loss attributable to common stockholders	$(4,299,570)	$(10,205,410)	$(22,359,915)	$(30,678,990)

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(22,337,314)	$(30,656,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	28,199	—
Impairment loss	485,000	—
Depreciation and amortization	956,995	693,485
Stock based compensation expense	3,117,364	5,942,392
Loss on extinguishment of debt	1,655,825	—
Accretion of final fee premium	293,614	266,423
Amortization of discount on debt	113,780	105,710
Net realized loss on short-term investments	6,400	—
Amortization of premiums on short-term investments	9,230	61,719
Deferred rent	(207,435)	(133,378)
Interest income accrued on short-term investments	(90,330)	10,122
Change in fair value of derivative financial instruments—warrants	(2,012,747)	(674,834)
Changes in operating assets and liabilities:
Decrease in other assets	—	2,761
(Increase) decrease in accounts receivable	(77,667)	13,584
Decrease (increase) in prepaid expenses and other current assets	18,230	(157,051)
(Decrease) increase in accounts payable and accrued expenses	(1,908,796)	2,490,137
Net cash used in operating activities	(19,949,652)	(22,034,998)

Investing activities:
Capital expenditures, net	(136,251)	(797,781)
Maturities of short-term investments	16,431,837	—
Purchases of short-term investments	(8,804,604)	(24,451,611)
Sales of short-term investments	16,434,553	—
Net cash provided by (used in) investing activities	23,925,535	(25,249,392)

Financing activities:
Proceeds from sales of common stock and warrants, net of expenses	6,634,803	2,293,857
Proceeds from exercise of options	—	366,966
Borrowings under equipment line of credit	—	792,251
Borrowings under long-term debt, net of costs	—	7,805,086
Payment upon debt extinguishment	(1,613,067)	—
Repayments of long-term debt	(15,000,000)	(8,896,166)
Repayments of equipment line of credit	(469,578)	—
Net cash (used in) provided by financing activities	(10,447,842)	2,361,994
Effect of exchange rate changes on cash and cash equivalents	(8,837)	(1,544)
Net change in cash and equivalents	(6,480,796)	(44,923,940)
Cash and cash equivalents—Beginning of period	13,915,094	67,493,047
Cash and cash equivalents—End of period	$7,434,298	$22,569,107

Supplementary disclosure of cash flow activity:
Cash paid for taxes	$800	$4,560
Cash paid for interest	$650,331	$806,228
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividends accrued	$18,180	$18,180
Leasehold improvements paid for by lessor	$—	$1,860,000

See accompanying notes to the unaudited condensed consolidated financial statements.

TROVAGENE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

Business Organization and Overview

Trovagene, Inc. (“Trovagene” or the “Company”) headquartered in San Diego, California, is a clinical-stage, precision medicine oncology therapeutics company. The Company’s primary focus is to develop oncology therapeutics for improved cancer care, optimizing drug development by leveraging its proprietary Precision Cancer Monitoring® (“PCM”) diagnostic technology in tumor genomics.

Trovagene’s lead drug candidate, PCM-075, is a Polo-like Kinase 1 (“PLK1”) selective adenosine triphosphate (“ATP”) competitive inhibitor. PCM-075 has shown preclinical antitumor activity as a single agent and synergy in combination with more than ten different chemotherapeutics and targeted therapies, such as Zytiga® (abiraterone acetate), Beleodaq® (belinostat), Quizartinib (AC220), a development stage FLT3 inhibitor, and Velcade® (bortezomib) in Acute Myeloid Leukemia (“AML”), metastatic Castration-Resistant Prostate Cancer (“mCRPC”) and other liquid and solid tumor cancers.

PCM-075 was developed to have high selectivity to PLK1, to be administered orally, and to have a relatively short drug half-life of approximately 24 hours compared to other PLK inhibitors. PCM-075 has completed a safety study in patients with advanced metastatic solid tumors with a phase 1b/2 clinical trial in patients with AML underway.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Trovagene, which include all accounts of its wholly owned subsidiary, Trovagene, Srl, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows for the periods presented. The unaudited condensed balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The operating results presented in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K filed with the SEC on March 15, 2017.

Liquidity

Trovagene’s condensed consolidated financial statements as of September 30, 2017 have been prepared under the assumption that Trovagene will continue as a going concern, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

However, the Company has incurred net losses since its inception and has negative operating cash flows. The Company also received a default letter from Silicon Valley Bank (“SVB”) regarding the Loan and Security Agreement entered in November 2015 which stated that events of default had occurred and SVB will decide in its sole discretion whether or not to exercise rights and remedies. Based on its current business plan and assumptions, the Company expects to continue to incur significant losses and require significant additional capital to further advance its clinical trial programs and support its other operations. Considering the Company’s current cash resources, including the net proceeds received from the offering of its equity securities in July 2017, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations into the first quarter of 2018. In addition, the Company has based its cash sufficiency estimates on its current business plan and its assumptions that may prove to be wrong. The Company could utilize its available capital resources sooner than it currently expects, and it could need additional funding to sustain its operations even sooner than currently anticipated. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

On October 25, 2017, the Company filed a registration statement on Form S-1 with the SEC for a best efforts public offering of up to $17.5 million of common stock and warrants. The Company continually assesses any spending plans, including a review of its discretionary spending in connection with certain strategic contracts, to effectively and efficiently address its liquidity needs.

NASDAQ Notice

On September 5, 2017, the Company received a written notice from the NASDAQ Stock Market LLC (“NASDAQ”) that it was not in compliance with NASDAQ Listing Rule 5550(a)(2) for continued listing on the NASDAQ Capital Market, as the minimum bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until March 5, 2018, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period.

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

Short-Term Investments

Short-term investments consisted of corporate debt securities, U.S. treasury securities, and commercial paper. The Company classified its short-term investments as available-for-sale, as the sale of such securities may be required prior to maturity to execute management strategies. Investments classified as available-for-sale are carried at fair value, with the unrealized gains and losses reported as a component of consolidated accumulated other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities were determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts were amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income was recognized when earned. Realized gains and losses on investments in securities were included in other income (loss) within the consolidated statements of operations. As of September 30, 2017, all of the short-term investments have been sold to satisfy the Company’s outstanding obligations under the Loan and Security Agreement dated as of June 30, 2014 upon demanding repayment by the lenders. As a result, the Company recognized net realized loss of approximately $6,400 for the nine months ended September 30, 2017.

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

Derivative Financial Instruments—Warrants

The Company has issued common stock warrants in connection with the execution of certain equity financings. Such warrants are classified as derivative liabilities under the provisions of Financial Accounting Standards Board (“FASB”) ASC 815 Derivatives and Hedging (“ASC 815”) or ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) are recorded at their fair market value as of each reporting period. Such warrants do not meet the exemption that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. The warrants within the scope of ASC 480 contain a feature that could require the transfer of cash in the event a change of control occurs without an authorization of our Board of Directors, and therefore classified as a liability. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of derivative instruments.”

The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding the volatility of Trovagene’s common stock price, the remaining life of the warrants, and the risk-free interest rates at each period end. The Company thus uses model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classifies such warrants in Level 3 per FASB ASC Topic 820, Fair Value Measurements (“ASC 820”). At September 30, 2017 and December 31, 2016, the fair value of these warrants was $2,037,712 and $834,940, respectively, and was recorded as a liability under the caption “derivative financial instruments—warrants” on the consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator: Net loss attributable to common shareholders	$(4,298,026)	$(10,197,332)	$(22,355,494)	$(30,674,248)
Adjustment for gain from change in fair value of derivative financial instruments—warrants	—	—	—	(533,750)
Net loss used for diluted loss per share	$(4,298,026)	$(10,197,332)	$(22,355,494)	$(31,207,998)
Denominator for basic and diluted net loss per share:
Weighted-average shares used to compute basic loss per share	36,465,672	30,339,774	32,826,306	30,018,841
Adjustments to reflect assumed exercise of warrants	—	—	—	117,731
Weighted-average shares used to compute diluted net loss per share	36,465,672	30,339,774	32,826,306	30,136,572
Net loss per share attributable to common stockholders:
Basic	$(0.12)	$(0.34)	$(0.68)	$(1.02)
Diluted	$(0.12)	$(0.34)	$(0.68)	$(1.04)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	September 30,
	2017	2016
Options to purchase Common Stock	4,257,031	6,051,186
Warrants to purchase Common Stock	8,972,503	4,546,939
Restricted Stock Units	1,277,302	392,000
Series A Convertible Preferred Stock	63,125	63,125
	14,569,961	11,053,250

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its initial release, the FASB has issued several amendments to the standard, which include clarification of accounting guidance related to identification of performance obligations, intellectual property licenses, and principle versus agent considerations. ASU 2014-09 and all subsequent amendments (collectively, the “new standards”) will be effective for the Company beginning in the first quarter of fiscal year 2018 and may be applied using either the full retrospective method, in which case the new standards would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the new standards would be recognized at the date of initial application. The Company has reviewed its revenue streams to identify potential differences in accounting as a result of the new standards. Currently, the Company does not have any significant contracts with customers given its stage of development. The Company has derived its revenues primarily from a limited number of royalty, license and diagnostic service agreements. The consideration the Company is eligible to receive under these agreements includes upfront license payments, milestone payments and royalties. Each of these agreements has unique terms that are being evaluated separately under the new standards. The new standards differ from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. For example, the Company currently recognizes milestone revenue using the milestone method specified in ASC 605-28, which generally results in recognition of milestone revenue in the period that the milestone event is achieved. However, under the new standards, it is possible to start to recognize milestone revenue before the milestone is achieved if management determines with a high degree of certainty that amounts recorded as revenues will not have to be reversed when the uncertainty associated with the variable consideration is subsequently resolved. The Company is also continuing to assess the potential impact that the new standards may have with respect to its diagnostic service revenue which is currently recognized on a cash collection basis. Under the new standards, the Company may recognize diagnostic service revenue upon delivery of test results if management determines with a high degree of certainty that amounts recorded as revenues will not have to be reversed when the uncertainty associated with the variable consideration is subsequently resolved. The Company is continuing to assess the impact the new standards will have on its financial statements and expects to complete the assessment on or before the year-end 2017. The Company does not expect a significant change in the timing and recognition of its revenue upon adoption of the new standards. The Company expects to adopt the new standards using the modified retrospective method with an adjustment, if any, to beginning retained earnings for the cumulative effect of the change.

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2017 and December 31, 2016:

	Fair Value Measurements at September 30, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$6,510,214	$—	$—	$6,510,214
Total Assets	$6,510,214	$—	$—	$6,510,214
Liabilities:
Derivative financial instruments—warrants	$—	$—	$2,037,712	$2,037,712
Total Liabilities	$—	$—	2,037,712	$2,037,712

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$12,095,620	$—	$—	$12,095,620
Corporate debt securities (2)	—	14,160,686	—	14,160,686
Commercial paper (3)	—	2,393,948	—	2,393,948
U.S. treasury securities (2)	—	8,621,892	—	8,621,892
Total Assets	$12,095,620	$25,176,526	$—	$37,272,146
Liabilities:
Derivative financial instruments—warrants	$—	$—	$834,940	$834,940
Total Liabilities	$—	$—	$834,940	$834,940

(1) Included as a component of cash and cash equivalents on the accompanying condensed consolidated balance sheets.

(2) Included in short-term investments on the accompanying condensed consolidated balance sheets.

(3) $0 and $1,198,504 of commercial paper was included as a component of cash and cash equivalents at September 30, 2017 and December 31, 2016, respectively, and the remaining amount was included in short-term investments on the accompanying consolidated balance sheets.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2017:

Description	Balance at December 31, 2016	Issuance of Derivative Financial Instruments	Realized Gain	Balance at September 30, 2017
Derivative financial instruments—warrants	$834,940	3,215,519	$(2,012,747)	$2,037,712

The realized gains or losses on the derivative financial instruments—warrants are recorded as a change in fair value of derivative financial instruments—warrants in the Company’s consolidated statement of operations. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC Topic 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments that trade infrequently and therefore have little or no price transparency are classified as Level 3.

4. Short-Term Investments

As of September 30, 2017, all short-term investments have been sold to satisfy the Company’s outstanding obligations under the Loan and Security Agreement dated as of June 30, 2014 upon demanding repayment by the lenders.

The following table sets forth the composition of short-term investments as of December 31, 2016.

	December 31, 2016
			Unrealized
	Maturity in Years	Cost	Gains	Losses	Fair Value
Corporate debt securities	Less than 1 year	$14,165,915	$44	$(5,273)	$14,160,686
Commercial paper	Less than 1 year	1,195,444	—	—	1,195,444
U.S. treasury securities	Less than 1 year	8,625,728	330	(4,166)	8,621,892
Total Investment		$23,987,087	$374	$(9,439)	$23,978,022

5. Property and Equipment

Property and equipment consist of the following:

	As of September 30, 2017	As of December 31, 2016
Furniture and office equipment	$1,076,709	$1,144,741
Leasehold improvements	1,994,514	1,994,514
Laboratory equipment	2,584,363	2,449,645
	5,655,586	5,588,900
Less—accumulated depreciation and amortization	(2,528,617)	(1,761,985)
Property and equipment, net	$3,126,969	$3,826,915

6. Debt

Equipment Line of Credit

In November 2015, the Company entered into a Loan and Security Agreement (“Equipment Line of Credit”) with SVB that provided for cash borrowings for equipment (“Equipment Advances”) of up to $2.0 million, secured by the equipment financed. Under the terms of the agreement, interest is equal to 1.25% above the Prime Rate. At September 30, 2017, the interest rate was 5.50%. Interest only payments are due on borrowings through November 30, 2016, with both interest and principal payments commencing in December 2016. All unpaid principal and interest on each Equipment Advance will be due on November 1, 2019. The Company has an obligation to make a final payment equal to 7% of total amounts borrowed at the loan maturity date. The Company is also subject to certain affirmative and negative covenants under the Equipment Line of Credit.

On June 20, 2017, the Company received a Notice of Event of Default (“Default Letter”) from SVB which stated that Events of Default had occurred and SVB will decide in its sole discretion whether or not to exercise rights and remedies. Pursuant to the Default Letter, the Company has classified the entire balance of $1,488,041 as a current liability as of September 30, 2017 and also started recording accrued interest at a default rate. The Company recorded $209,082 in interest expense related to the Equipment Line of Credit during the nine months ended September 30, 2017. The Company is currently working with lender for resolution.

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

On June 1, 2017, the Company received a Notice of Event of Default from the lenders which stated that Events of Default had occurred and all of the obligation under the Agreement were immediately due and payable. On June 6, 2017, the lenders took the total pay-off amount of $16,668,583 for the principal, interest, final payment, and other amounts out of the Company’s bank accounts which satisfied all of the Company’s outstanding obligations under the Agreement. Accordingly, the Agreement was terminated in June 2017. Upon termination of the Agreement, the prepayment fee of $450,000, unamortized debt discount of $400,562 and unamortized final fee of $738,196 were recorded as loss on debt extinguishment. The Company recorded total interest expense of $801,173 related to the Agreement during the nine months ended September 30, 2017.

7. Derivative Financial Instruments — Warrants

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”) or ASC Topic 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”), Trovagene determined that certain warrants issued in connection with the execution of certain equity financings must be recorded as derivative liabilities. In accordance with ASC 815-40 and ASC 480-10, the warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant change in fair value is being recorded in the Company’s condensed consolidated statements of operations. The Company estimates the fair value of these warrants using the Black-Scholes option pricing model.

The range of assumptions used to determine the fair value of the warrants valued using the Black-Scholes option pricing model during the periods indicated was:

	Nine Months Ended September 30,
	2017	2016
Estimated fair value of Trovagene common stock	0.73-1.26	4.49-4.65
Expected warrant term	1.3-5.5 years	2.3-2.8 years
Risk-free interest rate	1.27-1.95%	0.71-0.87%
Expected volatility	86-109%	82-89%
Dividend yield	0%	0%

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

Date	Description	Number of Warrants	Derivative Instrument Liability
December 31, 2016	Balance of derivative financial instruments—warrants liability	967,295	$834,940
	Issuance of derivative financial instruments	4,643,626	3,215,519
	Change in fair value of derivative financial instruments—warrants during the period recognized as a gain in the condensed consolidated statements of operations	—	(2,012,747)
September 30, 2017	Balance of derivative financial instruments—warrants liability	5,610,921	$2,037,712

8. Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2017, the Company issued a total of 7,408,460 shares of Common Stock. The Company received gross proceeds of approximately $7.1 million from the sale of 6,191,500 shares of its common stock and 4,643,626 share of warrants through registered direct offering and private placement in July 2017. The Company received gross proceeds of approximately $0.1 million from the sale of 102,081 shares of its common stock at a weighted average price of $1.08 under the agreement with Cantor Fitzgerald & Co. (“Agent”). In addition, 369,487 shares were issued upon vesting of restricted stock units (“RSU”), and 745,392 shares were issued upon vesting of restricted stock awards (“RSA”).

Stock Options

Stock-based compensation expense related to Trovagene equity awards have been recognized in operating results as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Included in research and development expense	$219,480	$872,792	$798,143	$1,862,069
Included in cost of revenue	15,633	42,639	56,998	99,164
Included in selling and marketing expense	118,434	476,865	550,317	1,493,744
Included in general and administrative expense	1,067,633	437,075	1,837,128	2,487,415
Benefit from restructuring	—	—	(125,222)	—
Total stock-based compensation expense	$1,421,180	$1,829,371	$3,117,364	$5,942,392

The unrecognized compensation cost related to non-vested stock options outstanding at September 30, 2017 and 2016, net of expected forfeitures, was $3,271,046 and $10,416,565, respectively, which is expected to be recognized over a weighted-average remaining vesting period of 2.2 and 3.0 years, respectively. The weighted-average remaining contractual term of outstanding options as of September 30, 2017 was approximately 7.2 years. The total fair value of stock options vested during the nine months ended September 30, 2017 and 2016 was $3,378,243 and $5,416,168, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated:

	Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	1.82%	1.48%
Dividend yield	0%	0%
Expected volatility	87%	103%
Expected term	5.2 years	5.5 years

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2016	5,528,628	$5.49	$—
Granted	823,106	$0.84
Canceled / Forfeited	(2,077,246)	$6.24
Expired	(17,457)	$4.74
Balance outstanding, September 30, 2017	4,257,031	$4.23	$381
Exercisable at September 30, 2017	2,492,242	$4.79	$—

On June 13, 2017, the number of authorized shares in the Trovagene 2014 Equity Incentive Plan (“2014 EIP”) was increased from 7,500,000 to 9,500,000. As of September 30, 2017 there were 3,670,232 shares available for issuance under the 2014 EIP.

Restricted Stock Units

The weighted-average grant date fair value of the RSU was $1.59 and $4.06 per share during the nine months ended September 30, 2017 and 2016, respectively.

A summary of the RSU activity is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Intrinsic Value
Non-vested RSU outstanding, December 31, 2016	272,000	$3.99	$571,200
Granted	2,249,242	$1.59
Vested	(369,487)	$3.48	$645,775
Forfeited	(874,453)	$1.75
Non-vested RSU outstanding, September 30, 2017	1,277,302	$1.44	$932,430

At September 30, 2017, total unrecognized compensation cost related to non-vested RSU was $1,011,494, which is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of vested RSU during the nine months ended September 30, 2017 was $1,285,578.

Restricted Stock Awards

During the nine months ended September 30, 2017, a total of 745,392 shares of RSA were granted, all of which were vested immediately. The total fair value of vested RSA during the nine months ended September 30, 2017 was $596,314. The weighted-average grant date fair value of the RSA was $0.80 per share during the nine months ended September 30, 2017. There were no such awards granted during the nine months ended September 30, 2016.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2016	5,505,901	$3.83	1.6
Granted	4,643,626	$1.41
Expired	(1,177,024)	$5.32
Balance outstanding, September 30, 2017	8,972,503	$2.38	3.3

9. Commitments and Contingencies

Executive and Consulting Agreements

The Company has longer-term contractual commitments with various consultants and employees. Certain employment agreements provide for severance payments.

Lease Agreements

The Company leases approximately 26,100 square feet of office and laboratory space at a monthly rental rate of approximately $68,000. The lease will expire on December 31, 2021. The Company currently subleases certain office space and records the rental receipt under the subleases as a reduction of its rent expense. The Company also leased certain lab and office space in Torino, Italy, of approximately 2,300 square feet, at a monthly rental rate of approximately $3,100 through the end of September 2017.

Research and Development and Clinical Trial Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which Trovagene refers to as PCM-075. PCM-075 is an oral, investigative drug and a highly-selective adenosine triphosphate competitive inhibitor of the serine/threonine PLK 1. The Company plans to develop PCM-075 initially in patients with AML. Upon execution of the agreement, the Company paid $2.0 million in license fees which were expensed to research and development costs during the nine months ended September 30, 2017. The Company is committed to pay $1.0 million for future services provided by Nerviano, such as the costs to manufacture drug product, no later than June 30, 2019. Terms of the agreement also provide for the Company to pay royalties based on certain development and sales milestones.

The Company has entered into a variety of clinical trial and collaboration agreements relating to its drug development efforts. Included in research and development expense, the Company has recorded approximately $291,000 for the nine months ended September 30, 2017 relating to services provided in connection with these agreements.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of human diagnostics. License fees are generally calculated as a percentage of product revenues, with rates that vary by agreement. To date, payments have not been material.

Litigation

Trovagene does not believe that the Company has legal liabilities that are probable or reasonably possible that require either accrual or disclosure, except for the following: On March 28, 2016 the Company filed a complaint in the Superior Court of the State of California for the County of San Diego against the Company’s former CEO and CFO, for, among other things, breach of fiduciary duty for failing to present a lucrative corporate opportunity to the Company concerning promising new therapeutics in the field of precision medicine and instead taking that opportunity for their own personal benefit (the “Complaint”). The Complaint asks that these two former executives be required to turn over their interests in these new therapeutics to the Company. The former CEO and CFO filed a cross complaint in the Superior Court of the State of California for the County of San Diego against the Company on May 23, 2016 for, among other things, breach of contract (the “Cross Complaint”, and together with the Complaint, collectively, the “Litigation”). On July 28, 2017, the parties settled the Litigation.  The settlement involved mutual releases by all parties involved. The net cost to Trovagene in connection with the settlement is approximately $2.1 million. Of that amount, $975,000 was the net amount paid directly to the former CEO and CFO. From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm the Company’s business. As of the date of this report, management believes that there are no claims against the Company, which it believes will result in a material adverse effect on the Company’s business or financial condition.

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

10. Restructuring Charges

On March 15, 2017, in connection with the addition of precision medicine therapeutics to its business, the Company announced a restructuring plan (the “Restructuring”) which included a reduction in force. The Restructuring is expected to be completed in the last quarter of 2017. The Company estimates that it will incur approximately $2.0 million in charges related to this Restructuring. During the nine months ended September 30, 2017, the Company incurred approximately $1.7 million in restructuring charges which included approximately $1.2 million of personnel termination costs and an approximately $0.5 million charge related to impairment of capitalized license fees. As of September 30, 2017, approximately $0.4 million of these restructuring costs were included in accrued liabilities in the condensed consolidated balance sheet.

11. Related Party Transactions

In March 2016, the Company engaged Rutan & Tucker, LLP, a law firm to represent Trovagene, Inc. with respect to various lawsuits. One of the partners from Rutan & Tucker, LLP, is the son of the Company’s Chairman of the Board. The fees for legal services are based on the hourly rates of the individuals performing the legal services. During the nine months ended September 30, 2017 and 2016, the Company has incurred approximately $763,075 and $377,464 of legal expenses, net of insurance reimbursements, for services performed by Rutan & Tucker, LLP, respectively.

12. Subsequent Event

On October 25, 2017, the Company filed a registration statement on Form S-1 with the SEC for a best efforts public offering of up to $17.5 million of common stock and warrants. H.C. Wainwright & Co. is acting as placement agent.

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

In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 15, 2017, on Form 10-Q for the period ended March 31, 2017, filed on May 10, 2017, and on Form 10-Q for the period ended June 30, 2017, filed on August 9, 2017. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

 We are a precision medicine biotechnology company developing oncology therapeutics for improved cancer care, optimizing drug development by leveraging our proprietary PCM technology in tumor genomics. Our broad intellectual property and proprietary technology enables us to measure ctDNA in urine and blood to identify and quantify clinically actionable markers for predicting response to cancer therapies. We offer our PCM technology at our CLIA-certified/CAP-accredited laboratory and plan to continue to vertically integrate our PCM technology with the development of precision cancer therapeutics.

We believe we have an opportunity to utilize precision diagnostics to improve treatment outcomes for cancer patients using our proprietary technology to detect clinically actionable mutations and monitor patient response to therapy. On March 15, 2017, we announced the licensing of PCM-075, a PLK1 inhibitor, from Nerviano. We have a supplier agreement with NerPharMa, S.r.l., a pharmaceutical manufacturing company and a subsidiary of Nerviano, to manufacture drug product for PCM-075. The agreement covers the clinical and commercial supply of PCM-075, and includes both Active Pharmaceutical Ingredients and Good Manufacturing Process production of capsules. The licensing of global development and commercialization rights to PCM-075 allows us to execute our strategy to vertically integrate our PCM technology with precision cancer therapeutics, by developing drugs where our deep understanding of tumor genomics may allow for effective targeting of appropriate cancer patients.

We have completed a Phase 1 safety study of PCM-075 in patients with advanced metastatic solid tumors and we received notification from the U.S. Food and Drug Administration (“FDA”) that our Phase 1b/2 clinical trial of PCM-075 in patients with AML may proceed. PCM-075 has positive preclinical data as a single agent and in combination with select chemotherapeutics and targeted agents used in many hematologic and solid cancers, including AML, Non-Hodgkin Lymphoma, mCRPC, Adrenocortical Carcinoma, and Triple Negative Breast Cancer.

We have significant experience and expertise with biomarkers and technology in cancer, including AML. We are one of the patent holders of NPM1 for diagnosis and monitoring of patients. NPM1-mutated AML is a genetic marker in leukemia and accounts for approximately one-third of all AML patients. We plan to use our PCM technology to profile other dominant AML markers, such as FLT3, DNMT3A, NRAS, and KIT, as well as to measure PLK1 enzymatic activity to potentially identify patients most likely to respond to PCM-075 and to measure patient therapy response.

Our accumulated deficit through September 30, 2017 is $170,470,696. To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities and expand commercial operations. During 2017, we have advanced our business with the following activities:

•	Announced preclinical research demonstrating synergy of PCM-075 with Zytiga® (abiraterone acetate) in Castration-Resistant Prostate Cancer tumor cells.

•	Announced that the FDA granted Orphan Drug Designation to PCM-075 for the treatment of patients with AML.

•
Announced the expansion and strengthening of its Board of Directors with the appointment of Athena Countouriotis, M.D. Dr. Countouriotis brings significant experience in oncology clinical development and orphan indications

•
Announced PCM-075 synergy with a HDAC Inhibitor in Non-Hodgkin Lymphoma Cell Lines. Additionally, PCM-075 demonstrates synergy in combination with more than ten chemotherapeutic and targeted therapies across a broad range of solid tumor and hematologic cancers.

•	Announced preclinical AML data shows PCM-075 significantly enhances the efficacy of a FLT3 inhibitor in combination therapy.

•	Announced FDA approval of IND for Phase 1b/2 trial of PCM-075 in patients with AML.

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

Our drug development efforts are in their early stages, and we cannot make estimates of the costs or the time that our development efforts will take to complete, or the timing and amount of revenues related to the sale of our drugs. The risk of completion of any program is high because of the many uncertainties involved in developing new drug candidates to market, including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols, extended regulatory approval and review cycles, our ability to raise additional capital, the nature and timing of research and development expenses, and competing technologies being developed by organizations with significantly greater resources.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 and 2016

Revenues

Our total revenues were $123,329 and $89,114 for the three months ended September 30, 2017 and 2016, respectively. The components of our revenues were as follows:

	Three Months Ended September 30,
	2017	2016	Increase (Decrease)
Royalties	$58,779	$47,236	$11,543
Diagnostic services	58,119	37,978	20,141
Clinical research services	6,431	3,900	2,531
Total revenues	$123,329	$89,114	$34,215

The increase in royalty income related primarily to higher receipts of payments in excess of minimum royalties in comparison to the same period of the prior year. Revenue from diagnostic services is recognized when payment is received for the test results. The number of payments received was higher in 2017 as compared to the same period in the prior year. Revenue from clinical research services consists of revenue from the sale of urine and blood collection supplies and tests performed under agreements with our clinical research and business development partners. Revenue is recognized when supplies and/or test results are delivered. There were more sales of clinical research services for the three months ended September 30, 2017 as compared to the same period of 2016.

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

Cost of Revenues

Our total cost of revenues was $473,202 for the three months ended September 30, 2017, compared to $424,559 in the same period of 2016. Cost of revenues mainly relates to the costs of our diagnostic service revenues. The costs are recognized at the completion of testing. Increase in cost of revenues for the three months ended September 30, 2017 compared to the same period of last year is mainly due to the higher percentage allocation of volume of tests processed. Due to revenue being recognized when cash is received, costs incurred in one period may relate to revenue recognized in a later period which could result in negative gross margins.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended September 30,
	2017	2016	Increase (Decrease)
Salaries and staff costs	$301,919	$1,407,529	$(1,105,610)
Stock-based compensation	219,480	872,792	(653,312)
Outside services, consultants and lab supplies	604,140	1,215,889	(611,749)
Facilities	254,681	372,891	(118,210)
Travel and scientific conferences	28,000	51,203	(23,203)
Other	6,486	17,094	(10,608)
Total research and development	$1,414,706	$3,937,398	$(2,522,692)

Research and development expenses decreased by $2,522,692 to $1,414,706 for the three months ended September 30, 2017 from $3,937,398 for the same period in 2016. As a result of the two strategic restructuring activities which occurred in December 2016 and March 2017, our average internal research and development personnel decreased from thirty-four to six, resulting in a decrease of expenses in salaries and staff costs, stock-based compensation, and travel and scientific conferences. In addition, due to the shifting of our business focus, we terminated certain clinical studies and collaboration agreements. Research and development expenses incurred related to samples processed and validated in connection with the clinical collaborations, as well as lab supplies, decreased accordingly. We expect a reduction of research and development costs that relate to CLIA services as a result of our expansion into oncology therapeutics; however, other costs may increase as we complete the development of PCM-075.

Selling and Marketing Expenses

Selling and marketing expenses consisted of the following:

	Three Months Ended September 30,
	2017	2016	Increase (Decrease)
Salaries and staff costs	$158,097	$1,427,254	$(1,269,157)
Stock-based compensation	118,434	476,865	(358,431)
Outside services and consultants	51,717	441,699	(389,982)
Facilities	51,388	112,573	(61,185)
Trade shows, conferences and marketing	31,017	243,692	(212,675)
Travel	54	212,375	(212,321)
Other	9,220	26,404	(17,184)
Total sales and marketing	$419,927	$2,940,862	$(2,520,935)

Selling and marketing expenses decreased by $2,520,935 to $419,927 for the three months ended September 30, 2017 from $2,940,862 for the same period in 2016. The overall decrease in selling and marketing expenses was primarily due to our strategic restructuring activities. During the three months ended September 30, 2017 we decreased the number of our field sales, customer support and marketing personnel, bringing our average headcount to two from twenty-two in the same period of the prior year. As a result, costs associated with selling and marketing activities as well as personnel related costs were decreased accordingly. We expect decreases in personnel and related costs as a result of the reduction in force.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Three Months Ended September 30,
	2017	2016	Increase (Decrease)
Personnel and outside services costs	$1,450,261	$1,136,266	$313,995
Board of Directors’ fees	120,085	122,187	(2,102)
Stock-based compensation	1,067,633	437,075	630,558
Legal and accounting fees	595,194	695,061	(99,867)
Facilities and insurance	291,547	149,921	141,626
Travel	14,185	47,769	(33,584)
Fees, licenses, taxes and other	120,682	122,503	(1,821)
Total general and administrative	$3,659,587	$2,710,782	$948,805

General and administrative expenses increased by $948,805 to $3,659,587 for the three months ended September 30, 2017, from $2,710,782 for the same period in 2016. The significant components of the increase were primarily due to the increase in personnel and outside services cost and stock-based compensation. In August 2017, a total of 745,392 shares of immediately vested RSA were granted to our CEO. Per the agreement, the CEO’s income taxes associated with the RSA were also paid by our Company. Therefore, personnel costs and stock-based compensation expenses were increased. Our general and administrative costs may increase in future periods in order to support fundraising activities and general business activities as we continue to develop and introduce new product offerings.

Restructuring

On March 15, 2017, we announced a strategic restructuring plan in connection with the expansion of precision medicine therapeutics to our business. The restructuring plan includes a reduction in force and is expected to be completed in the last quarter of 2017. The $46,472 restructuring benefit for the three months ended September 30, 2017 was primarily due to certain employee termination costs expensed was less than estimated.

Net Interest Expense

Net interest expense was $16,473 and $354,993 for the three months ended September 30, 2017 and 2016, respectively. The decrease of net interest expense is primarily due to a decrease in interest expense, resulting from pay-off of our $15.0 million term loan. We expect net interest expense to decrease as a result of repayment of our equipment line of credit.

Change in Fair Value of Derivative Financial Instruments — Warrants

We have issued warrants that are accounted for as derivative liabilities. As of September 30, 2017, the derivative financial instruments—warrants liabilities were revalued to $2,037,712, resulting in an increase in value of $1,686,850 from June 30, 2017, based primarily upon the issuance of new derivative financial instruments—warrants in connection with July fundraising activities, offset by the decrease in our stock price as well as the changes in the expected term, volatility, and risk free interest rates for the expected term. The issuance of new warrants was recorded as a liability under derivative financial instruments—warrants in the condensed consolidated balance sheets. The decrease in value upon remeasurement at September 30, 2017 was recorded as a gain from the change in fair value of derivative financial instruments—warrants in the condensed consolidated statement of operations.

Net Loss

Net loss and per share amounts were as follows:

	Three Months Ended September 30,
	2017	2016	Increase (Decrease)
Net loss attributable to common shareholders	$(4,298,026)	$(10,197,332)	$(5,899,306)
Net loss per common share — basic	$(0.12)	$(0.34)	$(0.22)
Net loss per common share — diluted	$(0.12)	$(0.34)	$(0.22)

Weighted average shares outstanding — basic	36,465,672	30,339,774	6,125,898
Weighted average shares outstanding — diluted	36,465,672	30,339,774	6,125,898

The $5,899,306 decrease in net loss attributable to common shareholders and the $0.22 decrease in basic net loss per share was primarily the result of a decrease in operating expenses of $4,092,651 for the three months ended September 30, 2017 compared to the same period in the prior year.

Nine Months Ended September 30, 2017 and 2016

Revenues

Our total revenues were $320,378 and $313,000 for the nine months ended September 30, 2017 and 2016, respectively. The components of our revenues were as follows:

	Nine Months Ended September 30,
	2017	2016	Increase (Decrease)
Royalties	$169,415	$207,869	$(38,454)
Diagnostic services	142,482	69,558	72,924
Clinical research services	8,481	35,573	(27,092)
Total revenues	$320,378	$313,000	$7,378

The $38,454 decrease in royalties related primarily to lower receipts of payments in excess of minimum royalties in comparison to the same period of the prior year. Revenue from diagnostic services is recognized when payment is received for the test results. The number of tests payments received were higher for the nine months ended September 30, 2017 as compared to the same period in the prior year. Revenue from clinical research services consists of revenue from the sale of urine and blood collection supplies and tests performed under agreements with our clinical research and business development partners. Revenue was recognized when supplies and/or test results were delivered.

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

Cost of Revenues

Our total cost of revenues was $1,427,831 for the nine months ended September 30, 2017, compared to $1,143,293 in the same period of 2016. Cost of revenues relates to the costs of our diagnostic service revenues. The costs are recognized at the completion of testing. Increase in cost of revenues for the nine months ended September 30, 2017 compared to the same period of last year is mainly due to the higher percentage allocation of volume of tests. Due to revenue being recognized when cash is received, costs incurred in one period may relate to revenue recognized in a later period which could result in negative gross margins.

Research and Development Expenses

Research and development expenses consisted of the following:

	Nine Months Ended September 30,
	2017	2016	Increase (Decrease)
Salaries and staff costs	$1,468,491	$4,263,595	$(2,795,104)
Stock-based compensation	798,143	1,862,069	(1,063,926)
Outside services, consultants and lab supplies	1,456,504	3,837,485	(2,380,981)
Facilities	842,196	1,042,682	(200,486)
Travel and scientific conferences	72,901	157,445	(84,544)
Fees, licenses and other	2,038,016	58,600	1,979,416
Total research and development	$6,676,251	$11,221,876	$(4,545,625)

Research and development expenses decreased by $4,545,625 to $6,676,251 for the nine months ended September 30, 2017 from $11,221,876 for the same period in 2016. Our costs have decreased primarily due to the average number of our internal research and development personnel decreasing from thirty-three to eleven. In addition, research and development expenses incurred related to clinical studies, samples processed and validated in connection with the clinical collaborations, as well as lab supplies, decreased for the nine months ended September 30, 2017 as compared to the same period in 2016 as a result of the shifting of our business focus. The total decrease of research and development expenses was offset by the increase in fees, license and other. The increase in fees, license and other was primarily due to the $2.0 million license fee payment in March 2017 to Nerviano for development and commercialization rights to PCM-075. We expect a reduction of research and development costs that relate to CLIA services as a result of our expansion into oncology therapeutics; however, other costs may increase as we continue the development of PCM-075.

Selling and Marketing Expenses

Selling and marketing expenses consisted of the following:

	Nine Months Ended September 30,
	2017	2016	Increase (Decrease)
Salaries and staff costs	$977,040	$4,266,029	$(3,288,989)
Stock-based compensation	550,317	1,493,744	(943,427)
Outside services and consultants	219,800	1,117,368	(897,568)
Facilities	220,860	362,339	(141,479)
Trade shows, conferences and marketing	357,233	1,082,883	(725,650)
Travel	71,865	716,473	(644,608)
Other	45,816	88,614	(42,798)
Total sales and marketing	$2,442,931	$9,127,450	$(6,684,519)

Selling and marketing expenses decreased by $6,684,519 to $2,442,931 for the nine months ended September 30, 2017 from $9,127,450 for the same period in 2016. The overall decrease in selling and marketing expenses was primarily due to our strategic restructuring activities. As part of our restructuring, we reduced the number of our field sales, customer support and marketing personnel, bringing down our average headcount to five from twenty-two in the same period of the prior year. We expect decreases in personnel and related costs due to the reduction in force.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	Nine Months Ended September 30,
	2017	2016	Increase (Decrease)
Personnel and outside services costs	$3,270,134	$3,279,860	$(9,726)
Board of Directors’ fees	347,205	345,240	1,965
Stock-based compensation	1,837,128	2,487,415	(650,287)
Legal and accounting fees	3,358,411	2,077,585	1,280,826
Facilities and insurance	742,405	551,382	191,023
Travel	81,106	151,355	(70,249)
Fees, licenses, taxes and other	278,970	290,924	(11,954)
Total general and administrative	$9,915,359	$9,183,761	$731,598

General and administrative expenses increased by $731,598 to $9,915,359 for the nine months ended September 30, 2017, from $9,183,761 for the same period in 2016. The increase was primarily due to an increase in legal fees offset by the decrease of stock-based compensation. Legal fees increased primarily as a result of a litigation related loss contingency of $2.1 million expensed during the nine months ended September 30, 2017. Stock-based compensation, a non-cash expense, will fluctuate based on the timing and amount of options granted, forfeitures and the fair value of the options at the time of grant or remeasurement.

Restructuring

On March 15, 2017, we announced a strategic restructuring plan in connection with the addition of precision medicine therapeutics to our business. The restructuring plan includes a reduction in force and is expected to be completed in the last quarter of 2017. Restructuring charges of approximately $1.7 million were incurred and have been included as a component of operating loss for the nine months ended September 30, 2017. Of the total restructuring charges, approximately $1.2 million was related to termination of employees and an approximately $0.5 million charge related to impaired license fees.

Net Interest Expense

Net interest expense was $877,741 and $967,522 for nine months ended September 30, 2017 and 2016, respectively. The decrease of net interest expense is due to a decrease in interest expense of approximately $184,000, resulting from pay-off of our $15.0 million term loan, offset by a decrease in interest income as a result of liquidation of our short-term investments.

Change in Fair Value of Derivative Financial Instruments — Warrants

We have issued warrants that are accounted for as derivative liabilities. As of September 30, 2017, the derivative financial instruments—warrants liabilities were revalued to $2,037,712, resulting in an increase in value of $1,202,772 from December 31, 2016, based primarily upon the issuance of new derivative financial instruments—warrants in connection with July fundraising activities, offset by the decrease in our stock price as well as the changes in the expected term, volatility, and risk free interest rates for the expected term. The issuance of new warrants was recorded as a liability under derivative financial instruments—warrants in the condensed consolidated balance sheets. The decrease in value was recorded as a gain from the change in fair value of derivative financial instruments—warrants in the condensed consolidated statement of operations.

Net Loss

Net loss and per share amounts were as follows:

	Nine Months Ended September 30,
	2017	2016	Increase (Decrease)
Net loss attributable to common shareholders	$(22,355,494)	$(30,674,248)	$(8,318,754)
Net loss per common share — basic	$(0.68)	$(1.02)	$(0.34)
Net loss per common share — diluted	$(0.68)	$(1.04)	$(0.36)

Weighted average shares outstanding — basic	32,826,306	30,018,841	2,807,465
Weighted average shares outstanding — diluted	32,826,306	30,136,572	2,689,734

The $8,318,754 decrease in net loss attributable to common shareholders and the $0.34 decrease in basic net loss per share was primarily the result of a decrease in operating expenses compared to the same period in the prior year. This decrease was offset by a loss on extinguishment of debt of $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had $7,434,298 in cash and cash equivalents. Net cash used in operating activities for the nine months ended September 30, 2017 was $19,949,652, compared to $22,034,998 for the nine months ended September 30, 2016. Our use of cash was primarily a result of the net loss of $22,337,314 for the nine months ended September 30, 2017, adjusted for non-cash items related to stock-based compensation of $3,117,364, loss on extinguishment of debt of $1,655,825, impairment loss of $485,000, depreciation and amortization of $956,995, and the gain from the change in fair value of derivative financial instruments—warrants of $2,012,747. The changes in our operating assets and liabilities consisted of lower accounts payable and accrued expenses, an increase in accounts receivable and a decreased prepaid expenses. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Net cash provided by investing activities was $23,925,535 during the nine months ended September 30, 2017, compared to $25,249,392 used in investing activities for the same period in 2016. Investing activities during the nine months ended September 30, 2017 consisted of net sales and maturities of short-term investments of $24,061,786 offset by net purchases for capital equipment of $136,251.

Net cash used in financing activities was $10,447,842 during the nine months ended September 30, 2017, compared to $2,361,994 provided in financing activities for the same period in 2016. Financing activities during the nine months ended September 30, 2017 related primarily to the pay-off of long-term debt resulting in debt extinguishment offset by the sale of common stock, while financing activities during the same period of the prior year consisted primarily of sales of common stock offset by repayment of long-term debt. On June 1, 2017, we received a Notice of Event of Default from the lenders which stated that Events of Default had occurred and all of the obligation under the Loan and Security Agreement dated as of June 30, 2014 were immediately due and payable. On June 6, 2017, the lenders took the total pay-off amount of $16,668,583 out of our bank accounts which satisfied all of our outstanding obligations under the Agreement. We disagree with the lenders that any Event of Default has occurred and are reserving all of our options with respect to the Agreement.

As of September 30, 2017, and December 31, 2016, we had working capital of $3,469,622 and $31,152,936, respectively.

On October 25, 2017, we filed a registration statement on Form S-1 with the SEC for a best efforts public offering of up to $17.5 million of common stock and warrants. H.C. Wainwright & Co. is acting as placement agent.

Based on our current business plan and assumptions, we expect to continue to incur significant losses and require significant additional capital to further advance our clinical trial programs and support our other operations. Considering our current cash resources, including the net proceeds received from the offering of our equity securities in July 2017, we believe our existing resources will be sufficient to fund the Company’s planned operations into the first quarter of 2018. In addition, we have based our cash sufficiency estimates on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated. These circumstances raise substantial doubt about our ability to continue as a going concern.

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

NASDAQ Notice

On September 5, 2017, we received a written notice from the NASDAQ Stock Market LLC (“NASDAQ”) that we were not in compliance with NASDAQ Listing Rule 5550(a)(2) for continued listing on the NASDAQ Capital Market, as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock continue to trade on the NASDAQ Capital Market under the symbol “TROV”.

In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until March 5, 2018, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary exposure to market risk is interest income and expense sensitivity, which is affected by changes in the general level of interest rates, particularly because our equipment line of credit has a floating interest rate as of September 30, 2017. Changes in interest rates could affect the amounts of interest that we pay in the future.

Our cash and cash equivalent primary consists of deposits, and money market deposits managed by commercial banks as of September 30, 2017. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments.

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

Effects of Inflation

We do not believe that inflation and changing prices during the nine months ended September 30, 2017 had a significant impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 to the unaudited Condensed Consolidated Financial Statements for a summary of legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2016, Form 10-Q for the periods ended March 31, 2017, and Form 10-Q for the periods ended June 30, 2017, except for the following:

Our financial statements include an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

Primarily as a result of our losses incurred to date, our expected continued future losses, and limited cash balances, we have included an explanatory paragraph in our financial statements expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

4.1	Stock Award Agreement dated August 15, 2017 by and between Trovagene, Inc. and William J. Welch.

31.1	Certification of Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVAGENE, INC.

November 9, 2017	By:	/s/ William J. Welch
William J. Welch
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)