Form 10-K
period 2017-12-31
Trovagene, Inc.
filed 2018-02-26
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                 to
Commission File Number: 001-35558
TROVAGENE, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2004382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11055 Flintkote Avenue, Suite B, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)
(858) 952-7570
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $1.26 per share, which was the last sale price of the common stock as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $38,261,592.
As of February 12, 2018, 55,290,162 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in our “Business,” Risk Factors,” and “Management Discussion and Analysis of Financial Condition and Result of Operations,” sections. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words.

Our operations and business prospects are always subject to risks and uncertainties including, among others:

•	the timing of regulatory submissions;

•	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

•	approvals for clinical trials may be delayed or withheld by regulatory agencies;

•	pre-clinical and clinical studies will not be successful or confirm earlier results or meet expectations or meet regulatory requirements or meet performance thresholds for commercial success;

•	risks relating to the timing and costs of clinical trials, the timing and costs of other expenses;

•	risks associated with obtaining funding from third parties;

•	management and employee operations and execution risks;

•	loss of key personnel;

•	competition;

•	risks related to market acceptance of products;

•	intellectual property risks;

•	assumptions regarding the size of the available market, benefits of our products, product pricing, timing of product launches;

•	risks associated with the uncertainty of future financial results;

•	our ability to attract collaborators and partners; and

•	risks associated with our reliance on third party organizations.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of filing of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

We are a clinical-stage, precision medicine oncology therapeutics company. Our primary focus is to develop oncology therapeutics for improved cancer care and to optimize drug development by leveraging its proprietary Precision Cancer Monitoring® (“PCM”) technology in tumor genomics.

Our lead drug candidate, PCM-075, is a Polo-like Kinase 1 (“PLK1”) selective adenosine triphosphate (“ATP”) competitive inhibitor. PCM-075 has shown preclinical antitumor activity as a single agent and synergy in combination with more than ten different chemotherapeutics and targeted therapies, such as Zytiga® (abiraterone acetate), Beleodaq® (belinostat), Quizartinib (AC220), a development stage FLT3 inhibitor, and Velcade® (bortezomib) in Acute Myeloid Leukemia (“AML”), metastatic Castration-Resistant Prostate Cancer (“mCRPC”) and other hematologic and solid tumor cancers.

On March 15, 2017, we announced the licensing of PCM-075, a PLK1 inhibitor, from Nerviano Medical Sciences S.r.l. (“Nerviano”). PCM-075 was developed to have high selectivity to PLK1, to be administered orally, and to have a relatively short drug half-life of approximately 24 hours compared to other pan Polo-like inhibitors. PCM-075 has successfully completed a safety study in patients with advanced metastatic solid tumors. PCM-075 has two active Investigational New Drugs (“IND”) and two clinical studies. The first study is TROV-052 (ClinicalTrials.gov Identifier NCT03303339), a Phase 1b/2 open-label clinical trial in patients with Acute Myeloid Leukemia (“AML”) in combination with standard-of-care. The second study is TROV-053 UNITE (ClinicalTrials.gov Identifier: NCT03414034), a Phase 2 open-label clinical trial in patients with mCRPC in combination with abiraterone acetate (Zytiga®) and prednisone.

Our broad intellectual property and proprietary technology enables us to measure circulating tumor DNA (“ctDNA”) in urine and blood to identify and quantify clinically actionable markers for predicting response to cancer therapies. We offer our PCM technology at our Clinical Laboratory Improvement Amendments (“CLIA”) - certified/College of American Pathologists (“CAP”) - accredited laboratory and plan to continue to vertically integrate our PCM technology with the development of precision cancer therapeutics. We believe we have an opportunity to utilize precision diagnostics to improve treatment outcomes for cancer patients using our proprietary technology to detect clinically actionable mutations and monitor patient response to therapy.

PCM-075 is the first PLK1 selective adenosine triphosphate (“ATP”) competitive inhibitor administered orally to enter clinical trials with apparent antitumor activity in different preclinical models. Polo-like kinase family consists of 5 members (PLK1-PLK5) and they are involved in multiple functions in cell division, including the regulation of centrosome maturation, checkpoint recovery, spindle assembly, cytokinesis, apoptosis and many others. PLK1 plays a crucial role in the regulation of mitotic checkpoints. The overexpression of PLK1 can lead to immature cell division with aneuploidy, a hallmark of cancer. PLK1 is over-expressed in a wide variety of hematologic and solid tumor malignancies including acute myeloid leukemia, prostate, lung, breast, and adrenocortical carcinoma. In addition, several studies have shown that this over-expression correlates with poor prognosis.

PCM-075 was developed to have high selectivity to PLK1 (at low nanomolar IC50 levels), oral bioavailability, and a relatively short drug half-life of approximately 24 hours compared to the pan PLK inhibitor, Volasertib (also known as BI 6727). Volasertib is a PLKi inhibitor with nanomolar IC50 level activity for PLK1, PLK2 and PLK3 and was developed by Boehringer Ingelheim. Volasertib has a half-life of 135 hours with phase 2 clinical overall response rate (“ORR”: complete remission or complete remission with incomplete blood count recovery) data in AML patients receiving Volasertib and low dose cytarabine (“LDAC”) twice the ORR vs LDAC alone. However, Volasertib was discontinued after it failed in a phase 3 trial in AML patients where it showed an unfavorable overall survival trend, possibly because of its dosing protocol. We believe the more selective nature of PCM-075 to PLK1 as well as its 24-hour half-life and oral bioavailability may make it feasible to improve on the dosing protocol issues associated with Volasertib. We also believe that PCM-075’s reversibility to on-target hematological toxicities may prove useful in addressing clinical therapeutic needs across a variety of cancers.

PCM-075 has been tested in vivo in different xenograft and transgenic models at times suggesting tumor growth inhibition or tumor regression when used in combination with other therapies. PCM-075 has been tested for antiproliferative activity on a panel of 148 tumor cell lines and appeared highly active with an IC50 (a measure concentration for 50% target inhibition) below 100 nM in 75 cell lines and IC50 values below 1 uM in 133 out of 148 cell lines. PCM-075 also appears active in cells expressing multi-drug resistant (“MDR”) transporter proteins and we believe PCM-075’s apparent ability to overcome the MDR transporter resistance mechanism in cancer cells could prove useful in broader drug combination applications.

In preclinical studies, PCM-075 has demonstrated synergy when used in combination with more than ten different chemotherapeutics, including cisplatin, cytarabine, doxorubicin, gemcitabine and paclitaxel, as well as targeted therapies, such as abiraterone acetate, HDAC inhibitors, FLT3 inhibitors, and bortezomib. These therapeutics are used clinically for the treatment of many hematologic and solid tumor cancers, including Acute Myeloid Leukemia (“AML”), Non-Hodgkin Lymphoma (“NHL”), metastatic Castration-Resistant Prostate Cancer (“mCRPC”), Adrenocortical Carcinoma (“ACC”), and Triple Negative Breast Cancer (“TNBC”).

On August 16, 2017, we announced results of preclinical research indicating potential synergy (interaction of discrete drugs such that the total effect is greater than the sum of the individual effects) of PCM-075 with an investigational FLT3 Inhibitor, Quizartinib by Daiichi Sankyo, in FLT3 mutant xenograft mouse models. This synergy assessment study was conducted for us by a third-party contract research group. Approximately one third of AML patients harbor FLT3-mutated blood cancer cells. The U.S. Food and Drug Administration (“FDA”) recently approved Rydapt® (midostaurin) by Novartis for the treatment of newly diagnosed adult patients with AML that are FLT3 mutation-positive in combination with cytarabine and daunorubicin induction and cytarabine consolidation chemotherapy. There are two additional FLT3 inhibitors in ongoing phase 3 trials, including Quizartinib. We believe that a combination of PCM-075 with a FLT3 inhibitor for AML patients with a FLT3 mutation could extend treatment response and possibly slow or reduce resistance to FLT3 activity.

On August 21, 2017, we announced results of preclinical research indicating potential synergy of PCM-075 with a histone deacetylase (“HDAC”) inhibitor in NHL cell lines. This synergy assessment study was conducted by Dr. Steven Grant, Associate Director for Translational Research and co-Leader, Developmental Therapeutics Program, Massey Cancer Center. Patients with relapsed or refractory NHL, such as cutaneous T cell lymphoma and peripheral T cell lymphoma, may be prescribed approved HDAC inhibitors and we believe this continues to be an area of unmet medical need. Dr. Grant’s data appeared to indicate that the combination of PCM-075 with Beleodaq® (belinostat), an HDAC inhibitor indicated for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, reduced cancer cells by up to 80% in two different forms of NHL (aggressive double-hit B-cell lymphoma and mantle cell lymphoma) cell lines.

On October 18, 2017, we announced results of preclinical research indicating potential synergy of PCM-075 with abiraterone acetate in C4-2 prostate cancer cells. This synergy assessment study was conducted by Dr. Michael Yaffe M.D., Ph.D. FACS, David H. Koch Professor of Biology and Biological Engineering at MIT. The results appeared to indicate that the combination of PCM-075 with Zytiga® (abiraterone) decreased cell viability in mCRPC tumor cells and the apparent synergy observed was greater than the expected effect of combining the two drugs. Zytiga is indicated for use in combination with prednisone for the treatment of patients with mCRPC who have received prior chemotherapy containing docetaxel. We believe there is an unmet medical need to improve on the resistance to hormone therapy and extend the benefit of response to abiraterone for mCRPC patients.

PCM-075 Phase 1 Safety Study in Solid Tumors

A Phase 1 safety study of PCM-075 was completed in patients with advanced metastatic solid tumor cancers with data published in July, 2017, in the peer-reviewed journal Investigational New Drugs. Dr. Glen Weiss, Medical Oncologist at Goodyear, AZ and affiliated with Cancer Treatment Centers of America at Western Regional Medical Center, was the principal investigator and first author of the publication, entitled “Phase 1 Dose-Escalation Study of NMS-1286937, an Orally Available Polo-like Kinase 1 Inhibitor, in Patients with Advanced or Metastatic Solid Tumors.” This study evaluated first-cycle dose limiting toxicities and related maximum tolerated dose with data indicating a manageable safety profile for PCM-075 (formerly known as NMS-1286937) for the treatment of advanced or metastatic solid tumors, with transient adverse events that were likely related to the drug’s mechanism of action. The authors believe that data from preclinical work, coupled with the results of the Phase 1 trial, suggest that PCM-075 could become a new therapeutic option for the treatment of solid tumor and hematologic cancers.

In this trial, PCM-075 was administered orally, once daily for five consecutive days, every three weeks, to evaluate first cycle dose-limiting toxicities and related maximum tolerated dose in adult subjects with advanced/metastatic solid tumors. The study was also intended to evaluate PCM-075’s pharmacokinetic profile in plasma, its anti-tumor activity, and its ability to modulate intracellular targets in biopsied tissue. The study identified thrombocytopenia and neutropenia as the primary toxicities, which is consistent with the expected mechanism of action of PCM-075 and results from preclinical studies. These hematologic toxicities were reversible, with recovery usually occurring within 3 weeks. No GI disorders, mucositis, or alopecia was observed, confirming that bone marrow cells are the most sensitive to PCM-075 inhibition with the applied dosing schedule.

We are utilizing the existing IND application to develop PCM-075 in solid tumors as part of our clinical development expansion plans, with our initial focus in mCRPC.

PCM-075 Phase 2 Study in metastatic Castration-Resistant Prostate Cancer

On December 14, 2017, we announced the submission of our Phase 2 protocol of PCM-075 in combination with abiraterone acetate (Zytiga® - Johnson & Johnson) for the treatment of mCRPC, to the FDA and our active solid tumor IND. In this multi-center, open-label, Phase 2 trial, PCM-075 in combination with the standard dose of abiraterone and prednisone, all administered orally, will be evaluated for safety and efficacy. The primary efficacy endpoint is the proportion of patients achieving disease control after 12 weeks of study treatment, as defined by lack of Prostate Specific Antigen (“PSA”) progression in patients who are showing signs of early progressive disease (rise in PSA but minimally symptomatic or asymptomatic) while currently receiving androgen deprivation therapy (“ADT”), abiraterone and prednisone.

On January 24, 2018, we announced plans for our Phase 2 clinical trial evaluating the combination of PCM-075 and abiraterone acetate (Zytiga®) in patients with mCRPC. We plan to have up to 3 clinical sites for the Phase 2 study, with Beth Israel Deaconess Medical Center in Boston Massachusetts as the principal site. Dr. David Einstein at the Genitourinary Oncology Program at Beth Israel Deaconess Medical Center and Harvard Medical School is the principal investigator for the Phase 2 mCRPC trial.

PCM-075 Phase 1b/2 Study in Acute Myeloid Leukemia

In June, 2017, we announced the submission of our IND application and our Phase 1b/2 protocol of PCM-075 in combination with standard-of-care chemotherapy for the treatment of AML to the FDA. In July, 2017, we received notification from the FDA that our Phase 1b/2 clinical trial of PCM-075 in patients with AML “may proceed”. On October 9, 2017, we announced that the FDA granted Orphan Drug Designation to PCM-075 for the treatment of AML. We initiated our Phase 1b/2 AML trial in November, 2017.

The Phase 1b/2 is an open-label trial to evaluate the safety and anti-leukemic activity of PCM-075 in combination with standard-of-care chemotherapy in patients with AML. Phase 1b is a dose escalation trial to evaluate the safety, tolerability, dose and scheduling of PCM-075, and to determine a recommended clinical treatment dose for the Phase 2 continuation trial.

Pharmacokinetics of PCM-075 and correlative biomarker activity will be assessed prior to the initiation of Phase 2. The Phase 2 continuation trial is open-label with administration of the recommended PCM-075 clinical dose in combination with standard-of-care chemotherapy to further evaluate safety and assess preliminary efficacy. Doses of PCM-075 will be administered orally each day for five consecutive days in a 28-day cycle in both Phase 1b and Phase 2.

We announced in February 2018 that the first patient has completed the first cycle of dosing with PCM-075 in combination with low-dose cytarabine in our Phase 1b/2 multicenter trial of patients with AML. Further we announced that two clinical trial sites are currently screening and enrolling patients and five additional sites are planned to be activated by the end of the first quarter of 2018. We plan to have up to 10 clinical sites activated for the Phase 1b/2 trial. This trial is being led by Hematologist Jorge Cortes, M.D., Deputy Department Chair, Department of Leukemia, Division of Cancer Medicine, The University of Texas MD Anderson Cancer Center.

Optimizing Drug Development with Correlative Biomarker Analysis using Circulating Tumor DNA

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

Technological advancements in the molecular characterization of cancers have enabled researchers to identify an increasing number of key molecular drivers of cancer progression. These discoveries have led to multiple novel anticancer therapeutics, and clinical benefit in selected patient populations. As a precision medicine biotechnology company developing targeted therapies to treat hematologic and solid tumor cancers, our objective is to optimize drug development by using our proprietary precision medicine technology as part of our approach to genomic profiling of tumors.

Our CLIA-certified/CAP-accredited laboratory in San Diego, California, enables us to use our technology platform to optimize drug development and patient care. In the clinical development of our lead drug candidate, PCM-075, correlative biomarker analysis will be used to help inform decisions in the evaluation of dose-response and optimal regimen for desired pharmacologic effect and safety. Additionally, some biomarkers can be used as a surrogate endpoint for efficacy and/or toxicity, as well as predicting patients’ response by identifying certain patient populations that are more likely to respond to the drug therapy.

  Targeting cell-free nucleic acid markers allows for the development of genetic tests that use noninvasive and easy-to-obtain urine samples, as well as blood samples, rather than other more traditional and more invasive, expensive and/or often unreliable methods, such as radiographic imaging and tissue biopsy. Using our proprietary technology, we developed NextCollect, a first of its kind high-volume urine specimen collection and DNA preservation kit. Formulated DNA preservative solution is integrated into the NextCollect reservoir cap, and dispensed when secured the NextCollect cup. When added to the urine specimen, NextCollect preserves DNA for up to 2 weeks at room temperature NextCollect™ is designed to collect a higher volume of urine specimen, containing more DNA available for testing methods. NextCollect™ urine extracted DNA can be used for a range of applications across oncology, urology, virology and infectious disease. NextCollect™ is manufactured for Research Use Only and we began making it available in December 2017, for purchase by academic institutions, cancer centers and research laboratories for their clinical research purposes.

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

The Market

PCM-075

We are a clinical-stage biotechnology company with our primary focus on the development of our lead drug candidate, PCM-075, a PLK1 inhibitor that may treat multiple hematologic and solid tumor cancers.

There have been several drug candidates in this class of targeted oncology therapeutics to enter clinical trials; however, PCM-075 is the lead candidate and is differentiated from other ATP competitive inhibitors in that:

•	its inhibition of PLK1 is highly-selective and the half maximal inhibitory concentration (IC50) for PLK2 and PLK3 is over 5,000-fold of that for PLK1;

•	it has a relatively short half-life of approximately 24 hours;

•	it is available in an oral gelcap formulation.

The unacceptable toxicity of prior PLK inhibitors, such as volasertib from Boehringer Ingelheim, may be due to non-selective inhibition of PLK2 and PLK3 and a much longer half-life (approximately 135 hours) that could result in drug accumulation, which ultimately may have led to unsatisfactory clinical outcomes.

We believe the efficacy of PLK1 inhibition in AML has already been shown in the proof-of-concept trial of volasertib. Therefore, PCM-075’s highly-selective activity, oral dosing and short half-life could enable favorable efficacy and safety with potential survival benefits in AML patients with relapsed/refractory disease or newly-diagnosed disease and ineligible for intensive induction therapy.

We recently initiated a Phase 1b/2 clinical trial of PCM-075 in combination with standard-of-care chemotherapy in AML patients to evaluate the safety/tolerability, determine the maximum tolerated dose (“MTD”), and assess preliminary efficacy. This study is on file at ClinicalTrials.gov with the Identifier NCT03303339. We also announced a Phase 2 open-label clinical trial in adult patients with mCRPC in combination with abiraterone acetate (Zytiga®) and prednisone. The mCRPC Phase 2 trial is on file at ClinicalTrials.gov with the Identifier NCT03414034. As such, we have two active IND applications in place with the FDA, one with the hematologic division and one with the solid tumor division. This enables us to quickly activate to conduct clinical trials of our lead drug candidate, PCM-075, in both hematologic and solid tumor cancers.

Drug Development and Monitoring of Therapeutic Outcomes

Cell-free DNA diagnostic technology has significant potential as a simple, quick, noninvasive way of monitoring clinical responses to drugs in clinical development and evaluating patient-specific responses to already approved and marketed therapies.  Specific target applications include, but are not limited to, optimizing drug development to identify patients most likely to respond to targeted therapeutics.

One of the largest costs associated with development of a new therapy is the phases and size of human clinical studies required to identify the cohort of responders, and the resulting statistical power required.  By measuring specific genetic markers, it may be possible to pre-identify, and subsequently screen, for the most likely responders to the therapy, and to limit patient recruitment to this subset.  This strategy could significantly reduce the cost to develop a drug and improve development time lines.  We believe that there is significant research potential for our molecular diagnostic technology to be incorporated into these clinical trial protocols, and ultimately into post-approval patient identification protocol.

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

Our investment in the research and development of new nucleic acid preservatives or methods, which improve the stability of urine as a cell-free nucleic acid specimen led to the development of a new urine collection and DNA preservation cup (“NextCollect™”). It is our expectation that we will continue to provide the NextCollect™ as a stand-alone kit for research use to academic researchers and institutions that they can purchase and utilize in their own laboratories.

Our Business Strategy

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

Research and Development

We have historically made substantial investments in research and development. Our research and development efforts prioritize discovering, developing and testing our clinical and preclinical candidates and platform technologies. Our research and development team is composed of researchers and scientists (PhD’s), laboratory associate scientists, and experts in drug development and tumor genomics.

Research and development expenses for the years ended December 31, 2017 and 2016 were approximately $7.9 million and $15.0 million, respectively.

Intellectual Property

We consider the protection of our proprietary technologies and products, as well as our ability to maintain patent protection intended to cover the composition of matter of our product candidates, their methods of use, and other related technology and inventions, to be a critical element in the success of our business. As of December 31, 2017, our wholly-owned and licensed intellectual property included over 120 issued patents and over 50 pending patent applications in the U.S. and abroad.  The pending applications include multiple international applications filed under the Patent Cooperation Treaty (“PCT applications”) that may be used as the basis for multiple additional patent applications.

We plan to protect our intellectual property position by, among other things, licensing or filing our own U.S. and foreign patent applications related to our proprietary technology, and any inventions or improvements that are important to the development and implementation of our business. We also may seek patent protection, if available, with respect to biomarkers and diagnostic methods that may be used to determine optimal patient populations for use of our product candidates.

Our license agreement related to PCM-075 grants us exclusive, worldwide licenses under a portfolio of patents covering three broad areas: (1) Directed to PCM-075, related compounds and processes for making compounds; pharmaceutical compositions and methods of treating diseases characterized by dysregulated protein kinase activity; (2) Directed to salts and pharmaceutical compositions of PCM-075; methods of treating mammals in need of PLK inhibition; and (3) Directed to synergistic combinations of PCM-075 and one or more of a broad range of antineoplastic agents, and pharmaceutical compositions of those combinations.  Members of this patent group expire between 2026 and 2029.

On October 11, 2017, we entered into a Patent Option Agreement with Massachusetts Institute of Technology (“MIT”) for the exclusive rights to negotiate a royalty-bearing, limited-term exclusivity license to practice world-wide patent rights to US Patent 9,566,280, subject to the rights of MIT (research, testing, and educational purposes), Ortho McNeil Pharmaceuticals-Janssen Pharmaceuticals and its Affiliates (internal research and pre-clinical drug development purposes including some laboratory research) and the federal government (government-funded inventions claimed in any patent rights and to exercise march in rights). This patent is generally directed to combination therapies including an antiandrogen or androgen antagonist and polo-like kinase inhibitor for the treatment of cancer. The Patent Option Agreement expires one-year from the effective date and includes other requirements to maintain the option period.

Another group of patents and patent applications are directed to various methods relating to detecting nucleic acid sequences in urine and nucleic acid modifications and alterations in urine; detecting and monitoring cancer through urine-based testing, nucleic acid screening, and monitoring in cases of transplantation and infectious diseases, detecting specific gene mutations and indicators of disease (including NPM1 mutations).  Applications are also pending to protect proprietary methods of collecting, extracting, detecting and enriching small concentrations of short nucleic acid sequences, and detecting and monitoring mutations in diseases, such as cancer, over time. Members of this patent group expire between 2018 and 2034.

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

In addition to patent protection, we also rely on know-how, trade secrets and the careful monitoring of proprietary information, all of which can be difficult to protect.  We seek to protect some of our proprietary technology and processes by entering into confidentiality agreements with our employees, consultants, and contractors. These agreements may be breached, we may not have adequate remedies for any breach and our trade secrets may otherwise become known or be independently discovered by competitors.  To the extent that our employees or our consultants or contractors use intellectual property owned by others in their work for us, disputes may also arise as to the rights in related or resulting know-how and inventions.

Manufacturing and Distribution

We have a supplier agreement with NerPharMa, S.r.l., a pharmaceutical manufacturing company and a subsidiary of Nerviano, to manufacture drug product for PCM-075. The agreement covers the clinical and commercial supply of PCM-075, and includes both Active Pharmaceutical Ingredients (“API”) and Good Manufacturing Process (“GMP”) production of capsules.

In 2018, we will continue offering laboratory testing services of LDTs from our CLIA-certified/CAP-accredited laboratory. Our primary customers for these LDT’s are pharmaceutical companies and third party laboratories. In addition, we plan to offer our NextCollect™ urine collection and DNA preservation cup for research use by academic institutions, cancer centers and research laboratories.

Government Regulation

We operate in a highly regulated industry that is subject to significant federal, state, local and foreign regulation. Our present and future business has been, and will continue to be, subject to a variety of laws including, the Federal Food, Drug, and Cosmetic Act, or FDC Act, and the Public Health Service Act, among others.

The FDC Act and other federal and state statutes and regulations govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these laws and regulations, product development and product approval processes are very expensive and time-consuming.

FDA Approval Process

In the United States, pharmaceutical products, including biologics, are subject to extensive regulation by the FDA. The FDC Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, or NDAs, or biologic license applications, or BLAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical product development in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug or biologic for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation as well as animal trials to assess the characteristics and potential pharmacology and toxicity of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not objected to the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations and good clinical practices, or GCP, as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The clinical trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board, or IRB, for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs or BLAs, which are applications for marketing approval, are typically conducted in three sequential Phases, but the Phases may overlap. In Phase 1, the initial introduction of the investigational drug candidate into healthy human subjects or patients, the investigational drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses and, if possible, early evidence on effectiveness. Phase 2 usually involves trials in a limited patient population, to determine the effectiveness of the investigational drug for a particular indication or indications, dosage tolerance and optimum dosage, and identify common adverse effects and safety risks. In the case of product candidates for severe or life-threatening diseases such as pneumonia, the initial human testing is often conducted in patients rather than in healthy volunteers.

If an investigational drug demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the investigational drug and to provide adequate information for its labeling.

After completion of the required clinical testing, an NDA or, in the case of a biologic, a BLA, is prepared and submitted to the FDA. FDA approval of the marketing application is required before marketing of the product may begin in the United States. The marketing application must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls.

The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of marketing applications. Most such applications for non-priority drug products are reviewed within ten months. The review process may be extended by the FDA for three additional months to consider new information submitted during the review or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a marketing application, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

Additionally, the FDA will inspect the facility or the facilities at which the drug product is manufactured. The FDA will not approve the NDA or, in the case of a biologic, the BLA unless compliance with cGMPs is satisfactory and the marketing application contains data that provide substantial evidence that the product is safe and effective in the indication studied. Manufacturers of biologics also must comply with FDA’s general biological product standards.

After the FDA evaluates the NDA or BLA and the manufacturing facilities, it issues an approval letter or a complete response letter. A complete response letter outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed in a resubmission of the marketing application, the FDA will re-initiate review. If the FDA is satisfied that the deficiencies have been addressed, the agency will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. It is not unusual for the FDA to issue a complete response letter because it believes that the drug product is not safe enough or effective enough or because it does not believe that the data submitted are reliable or conclusive.

An approval letter authorizes commercial marketing of the drug product with specific prescribing information for specific indications. As a condition of approval of the marketing application, the FDA may require substantial post-approval testing and surveillance to monitor the drug product’s safety or efficacy and may impose other conditions, including labeling restrictions, which can materially affect the product’s potential market and profitability. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Other Regulatory Requirements

Once a NDA or BLA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of therapeutic products, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet.

Biologics may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement, before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs. We cannot be certain that the FDA or any other regulatory agency will grant approval for our product candidates for any other indications or any other product candidate for any indication on a timely basis, if at all.

Adverse event reporting and submission of periodic reports is required following FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as product manufacturing, packaging, and labeling procedures must continue to conform to cGMPs after approval. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

Federal and State Fraud and Abuse Laws

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug and biologic product candidates which obtain marketing approval. In addition to FDA restrictions on marketing of pharmaceutical products, pharmaceutical manufacturers are exposed, directly, or indirectly, through customers, to broadly applicable fraud and abuse and other healthcare laws and regulations that may affect the business or financial arrangements and relationships through which a pharmaceutical manufacturer can market, sell and distribute drug and biologic products. These laws include, but are not limited to:

The federal Anti-Kickback Statute which prohibits, any person or entity from, among other things, knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in-kind, to induce or reward either the referring of an individual for, or the purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid, or any other federally financed healthcare program. The term “remuneration” has been broadly interpreted to include anything of value. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other hand. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor..

The federal false claims and civil monetary penalty laws, including the Federal False Claims Act, which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, prohibits any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to the federal government, or knowingly making, using or causing to be made, a false statement or record material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes "any request or demand" for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to "cause" the submission of false or fraudulent claims. Criminal prosecution is also possible for making or presenting a false, fictitious or fraudulent claim to the federal government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of, or payment for, benefits, items or services.

HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which impose certain requirements relating to the privacy, security, transmission and breach reporting of individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates that perform services for them that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys' fees and costs associated with pursuing federal civil actions.

The federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

State and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by non-governmental third-party payors, including private insurers.

State and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other healthcare providers, and other federal, state and foreign laws that govern the privacy and security of health information or personally identifiable information in certain circumstances, including state health information privacy and data breach notification laws which govern the collection, use, disclosure, and protection of health-related and other personal information, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

Because of the breadth of these laws and the narrowness of the safe harbors, it is possible that some business activities can be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry.

Ensuring that business arrangements with third parties comply with applicable healthcare laws and regulations is costly and time consuming. If business operations are found to be in violation of any of the laws described above or any other applicable governmental regulations a pharmaceutical manufacturer may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from governmental funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of operations, any of which could adversely affect a pharmaceutical manufacturer’s ability to operate its business and the results of its operations.

Healthcare Reform in the United States

In the United States, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect the future results of pharmaceutical manufactures’ operations. In particular, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. Most recently, the Patient Protection and Affordable Care Act, or PPACA, was enacted in March 2010, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

•
an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”;

•	a licensure framework for follow-on biologic products;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•
establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;

•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

•
a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•	expansion of the entities eligible for discounts under the Public Health program.

Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the PPACA.

Many of the details regarding the implementation of the PPACA are yet to be determined, and at this time, the full effect that the PPACA would have on a pharmaceutical manufacturer remains unclear. In particular, there is uncertainty surrounding the applicability of the biosimilars provisions under the PPACA. The FDA has issued several guidance documents, but no implementing regulations, on biosimilars. A number of biosimilar applications have been approved over the past few years. The regulations that are ultimately promulgated and their implementation are likely to have considerable impact on the way pharmaceutical manufacturers conduct their business and may require changes to current strategies. A biosimilar is a biological product that is highly similar to an approved drug notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences between the biological product and the approved drug in terms of the safety, purity, and potency of the product.

Individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm a pharmaceutical manufacturer’s business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce ultimate demand for certain products or put pressure product pricing, which could negatively affect a pharmaceutical manufacturer’s business, results of operations, financial condition and prospects.

In addition, given recent federal and state government initiatives directed at lowering the total cost of healthcare, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and biologics and the reform of the Medicare and Medicaid programs. While no one cannot predict the full outcome of any such legislation, it may result in decreased reimbursement for drugs and biologics, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm a pharmaceutical manufacturer’s ability to generate revenue. Increases in importation or re-importation of pharmaceutical products from foreign countries into the United States could put competitive pressure on a pharmaceutical manufacturer’s ability to profitably price products, which, in turn, could adversely affect business, results of operations, financial condition and prospects. A pharmaceutical manufacturer might elect not to seek approval for or market products in foreign jurisdictions in order to minimize the risk of re-importation, which could also reduce the revenue generated from product sales. It is also possible that other legislative proposals having similar effects will be adopted.

Furthermore, regulatory authorities’ assessment of the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. No one can be sure whether future changes to the regulatory environment will be favorable or unfavorable to business prospects. For example, average review times at the FDA for marketing approval applications can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes.

Regulation in the European Union

Biologics are also subject to extensive regulation outside of the United States. In the European Union, for example, there is a centralized approval procedure that authorizes marketing of a product in all countries of the European Union, which includes most major countries in Europe. If this procedure is not used, approval in one country of the European Union can be used to obtain approval in another country of the European Union under two simplified application processes, the mutual recognition procedure or the decentralized procedure, both of which rely on the principle of mutual recognition. After receiving regulatory approval through any of the European registration procedures, pricing and reimbursement approvals are also required in most countries.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances and biological materials. We may incur significant costs to comply with such laws and regulations now or in the future.
Some drugs benefit from additional government incentives. Orphan drugs receive special consideration from the FDA in order to encourage pharmaceutical companies to develop treatments for rare diseases. Incentives for the development of orphan drugs include quicker approval time and potential financial assistance, including waiver of Prescription Drug User Fee Act (“PDUFA”). Companies are often permitted to charge substantial prices for orphan drugs, making them more profitable than they would be without government intervention. As a result, the development of orphan drugs continues to grow at a faster rate than the development of traditional pharmaceuticals. The FDA granted Orphan Drug Designation (“ODD”) to PCM-075 in the treatment of AML in October, 2017.

Competition

PCM-075 is not the first PLK inhibitor that has entered clinical development; however, it currently is the only oral PLK inhibitor in active clinical development and delivers highly-selective PLK1 inhibition, which suggests that it could demonstrate survival benefits in elderly AML patients without the adverse events that have prohibited the advancement of other PLK1 inhibitors. PCM-075 has completed a Phase 1 trial in advanced metastatic solid tumor cancers and a Phase 1b/2 trial in AML was initiated in November 2017. Additionally, a Phase 2 trial in mCRPC is filed with FDA and we are working towards the activation up to three sites including Beth Israel Deaconess Medical Center.

The most prominent PLK inhibitor tested in late-stage clinical development, thus far, is volasertib, developed by Boehringer Ingelheim. In a randomized Phase 2 trial of volasertib plus low-dose cytarabine (“LDAC”) in 87 AML patients not eligible for induction therapy, patients received LDAC 20mg twice-daily subcutaneously on days 1-10 or LDAC plus volasertib 350 mg IV on days 1 + 15 every four weeks.  The response rate (complete remission and complete remission with incomplete blood count recovery) was higher for LDAC + volasertib vs LDAC (31.0% vs 13.3%; p=0.052). Median event-free survival was significantly prolonged by LDAC + volasertib compared with LDAC (5.6 vs 2.3 months). The encouraging results led to the Phase 3 POLO-AML-2 study in early 2013, which enrolled 666 elderly patients (65 years or older) with newly diagnosed AML, who were not eligible for intensive induction therapy. However; in June, 2016, Boehringer Ingelheim reported that LDAC + volasertib did not meet the primary endpoint of objective response; although better than LDAC, alone, the difference was not statistically significant. The data also showed an unfavorable overall survival trend for the experimental arm, with the safety profile of the LDAC + volasertib dosing regimen considered as the main reason for the trend. The fact that volasertib demonstrated survival benefits in the Phase 2 trial provided proof-of-concept for PLK inhibition as a mechanism of action for an AML therapy; however, its unacceptable safety profile may have resulted from the fact that volasertib’s inhibition of PLK1 is not highly selective and it also inhibits PLK2 and PLK3. By contrast, PCM-075 is able to deliver much more selective inhibition of PLK1 than volasertib.  PCM-075 also has a half-life of 24 hours vs volasertib’s 135 hours.

GSK461364, developed by GSK, appears to have less sensitivity to PLK2 and PLK3 than volasertib, although it is not as specific to PLK1 as PCM-075. GSK461364 was investigated in a Phase 1 study in patients with advanced solid tumor cancers. The best response was prolonged stable disease of more than 16 weeks that occurred in 15% of patients. However, GSK461364 had off target adverse events including grade 4 pulmonary emboli. Venous thrombotic emboli (VTE) and myelosuppression were the most common grade 3-4 drug-related events; and VTE occurred in 20% of patients, which demanded co-administration of anticoagulants. There are no further clinical updates for GSK461364 after the Phase 1 study.

Other PLK inhibitors that have been evaluated include rogosertib - Oncova, a non-targeted broad-spectrum multi-kinase inhibitor (RAF, PI3K, PLK), evaluated for pancreatic cancer and Myelodysplastic Syndrome (“MDS”), which failed a Phase 3 trial in MDS. Currently, Oncova is testing an IV formualtion of rogosertib in high-risk MDS patients. CY140 - Cyclacel, a PLK1, 2, 3 inhibitor, is currently in preclinical studies for the treatment of esophageal cancer.

Employees

As of February 12, 2018, we had a total of 17 employees, all of whom were full-time. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Corporation Information

We were originally incorporated under the laws of the State of Florida in April 2001. In January 2010, we re-incorporated under the laws of the State of Delaware and changed our name to Trovagene, Inc. In June 2012, our common stock was listed on The NASDAQ Capital Market under the ticker symbol TROV. Our corporate website address is www.trovagene.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at www.trovagene.com as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Annual Report on Form 10-K.

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

We are a development stage company and have incurred losses since our formation. As of December 31, 2017, we have an accumulated total deficit of approximately $173.0 million. For the fiscal years ended December 31, 2017 and 2016, we had a net loss attributable to common stockholders of approximately $24.9 million and $39.2 million, respectively. To date, we have experienced negative cash flow from development of our product candidate PCM-075 and our cell-free molecular diagnostic technology. We have generated limited revenue from operations, and we expect to incur substantial net losses for the foreseeable future as we seek to further develop and commercialize PCM-075 and our cell-free molecular diagnostic technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from PCM-075 and our cell-free molecular diagnostic technology or attain profitability, we will not be able to sustain operations.

Because of the numerous risks and uncertainties associated with developing and commercializing PCM-075 and our cell-free molecular diagnostic technology and tests, we are unable to predict the extent of any future losses or when we will attain profitability, if ever. We may never become profitable and you may never receive a return on an investment in our common stock. An investor in our common stock must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of PCM-075 and tests in the medical diagnostic industry. We may never successfully commercialize PCM-075 and our cell-free molecular diagnostic technology or any future tests we may develop, and our business may not be successful.

We will need to raise substantial additional capital to develop and commercialize PCM-075 and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.

As of December 31, 2017, our cash and cash equivalents balance was approximately $8.2 million and our working capital was approximately $5.5 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidates. We have historically relied upon private and public sales of our equity, as well as debt financings to fund our operations. At December 31, 2017, we had $1.3 million outstanding under debt agreements. In order to raise additional capital, we may seek to sell additional equity and/or debt securities or obtain a credit facility or other loan, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our product candidates, restrict our operations or obtain funds by entering into agreements on unfavorable terms.

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

On June 1, 2017, we received a Notice of Event of Default (the “Notice”) from Oxford Finance LLC (“Oxford”) with respect to the Loan Agreement dated as of June 30, 2014 (as amended, restated, supplemented or otherwise modified from time to time, the “Loan Agreement”), by and among Oxford, as Collateral Agent, Oxford, as a Lender, Silicon Valley Bank, as a Lender (“SVB”) and together with Oxford, the “Lenders”) and us. The Notice stated that Events of Default had occurred and are continuing under Sections 8.2(a) and 8.2(b) (Covenant Defaults) (as a result of violations of Section 5.2, 7.1 and 7.2), Section 8.3 (Material Adverse Change), Section 8.6 (Other Agreements) and Section 8.8 (Misrepresentations) of the Loan and Security Agreement. The Notice further stated that all of the obligation under the Loan and Security Agreement are immediately due and payable. On June 6, 2017, the Lenders withdrew approximately $16.7 million out of our bank accounts which satisfies all of our outstanding obligations under the Loan Agreement. On March 31, 2017, we had approximately

$28.8 million of cash and short-term investments. As of December 31, 2017, we had approximately $8.2 million of cash and cash equivalents. We need to raise substantial additional capital to operate our business and our failure to obtain financing will force us to delay, reduce or eliminate our product development programs or collaboration efforts and would have a material adverse effect on our business.

On June 20, 2017, we received a Notice of Event of Default (the “Equipment Notice”) from SVB with respect to that certain Loan and Security Agreement in the aggregate principal amount of $1.5 million dated as of November 17, 2015 (as amended, restated, supplemented or otherwise modified from time to time, the “Equipment Loan Agreement”), between SVB and us. The Equipment Notice stated that Events of Default had occurred and are continuing under Sections 8.2(a) (Covenant Defaults) (as a result of violations of Section 7.1 and 7.2), Section 8.3 (Material Adverse Change), Section 8.6 (Other Agreements) and Section 8.8 (Misrepresentations) of the Equipment Loan Agreement. The Equipment Loan Agreement is substantially similar to the Loan and Security Agreement which also was the subject of a Notice of Event of Default on June 1, 2017. Both Notices of Event of Default are substantially similar, except that the Equipment Notice further stated that “SVB intends to monitor the default situation very carefully and will decide in their sole discretion on a “day-by-day” basis whether or not to exercise rights and remedies.” As of December 31, 2017, approximately $1.3 million of principal and accrued interest was outstanding under the equipment loan. We are currently discussing with SVB a waiver of the defaults. In the event that we cannot agree with SVB on a waiver of the defaults, SVB may accelerate the amounts outstanding under the Equipment Loan Agreement which will cause us to repay such amounts sooner than expected and could have a material adverse effect on our business.

Our product candidate PCM-075 is in the early stages of development and its commercial viability remains subject to the successful outcome of PCM-075, current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidate, our business will be materially harmed.

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

Even if we demonstrate favorable results in preclinical studies and early-stage clinical trials, we cannot assure you that the results of late-stage clinical trials will be favorable enough to support the continued development of our product candidate. A number of companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failures in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our product candidate may not be predictive of the results we may obtain in later-stage trials. Furthermore, even if the data collected from preclinical studies and clinical trials involving our product candidate demonstrate a favorable safety and efficacy profile, such results may not be sufficient to support the submission of a New Drug Application, or NDA or a biologics license application, or BLA to obtain regulatory approval from the FDA in the U.S., or other similar regulatory agencies in other jurisdictions, which is required to market and sell the product.

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

Throughout the drug development process, we must continually demonstrate the safety and tolerability of our product candidate to obtain regulatory approval to further advance clinical development or to market it. Even if our product candidate demonstrates biologic activity and clinical efficacy, any unacceptable adverse side effects or toxicities, when administered alone or in the presence of other pharmaceutical products, which can arise at any stage of development, may outweigh potential benefits. In preclinical studies and clinical trials we have conducted to date, our product candidate’s safety profile is based on studies and trials that have involved a small number of subjects or patients over a limited period of time. We may observe adverse or significant adverse events or drug-drug interactions in future preclinical studies or clinical trial candidates, which could result in the delay or termination of development, prevent regulatory approval, or limit market acceptance if ultimately approved.

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

Even if the data collected from preclinical studies or clinical trials involving our product candidates demonstrate a favorable safety and efficacy profile, such results may not be sufficient to support the submission of a NDA or BLA to obtain regulatory approval from the FDA in the U.S., or other similar foreign regulatory authorities in foreign jurisdictions, which is required to market and sell the product.

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

Because we will be competing against significantly larger companies with established track records, we will have to demonstrate that, based on experience, clinical data, side-effect profiles and other factors, our products, if approved, are competitive with other products. If we are unable to compete effectively and differentiate our products from other marketed drugs, we may never generate meaningful revenue. If a competitor markets the same drug for the treatment of AML, before us, we may not receive orphan drug marketing exclusivity.

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

If any product candidate that we develop does not provide a treatment regimen that is as beneficial as, or is perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement. If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, patients and third-party payers, our ability to generate revenues from that product would be substantially reduced. In addition, our efforts to educate the medical community and third-party payers on the benefits of our product candidates may require significant resources, may be constrained by FDA rules and policies on product promotion, and may never be successful.

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

We are a small company with 17 full-time employees as of December 31, 2017. Future growth of our company will impose significant additional responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development of our product candidates and our cell-free molecular diagnostic technology. Our future financial performance and our ability to commercialize our product candidates and cell-free molecular diagnostic tests and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

We are subject to other regulation in the United States by both the federal government and the states in which we conduct our business, as well as in other jurisdictions outside of the United States, including:

•	Medicare billing and payment regulations applicable to clinical laboratories;

•	the Federal Anti-kickback Law and state anti-kickback prohibitions;

•	the Federal physician self-referral prohibition, commonly known as the Stark Law, and the state equivalents;

•	the Federal Health Insurance Portability and Accountability Act of 1996;

•	the Medicare civil money penalty and exclusion requirements;

•	the Federal False Claims Act civil and criminal penalties and state equivalents; and

•	the Foreign Corrupt Practices Act, the United Kingdom Anti-bribery Act and the European Data Protection Directive, all of which apply to our international activities.

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

Health care reform measures could adversely affect our business.

In the United States and foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs. In 2010, the PPACA was enacted, which includes measures to significantly change the way health care is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

•
an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”;

•	a licensure framework for follow-on biologic products;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•
establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;

•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

•
a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•	expansion of the entities eligible for discounts under the Public Health program.

Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the PPACA.

Many of the details regarding the implementation of the PPACA are yet to be determined, and at this time, the full effect that the PPACA would have on our business remains unclear. In particular, there is uncertainty surrounding the applicability of the biosimilars provisions under the PPACA to our product candidates. The FDA has issued several guidance documents, but no implementing regulations, on biosimilars. A number of biosimilar applications have been approved over the past few years. It is not certain that we will receive 12 years of biologics marketing exclusivity for any of our products. The regulations that are ultimately promulgated and their implementation are likely to have considerable impact on the way we conduct our business and may require us to change current strategies. A biosimilar is a biological product that is highly similar to an approved drug notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences between the biological product and the approved drug in terms of the safety, purity, and potency of the product.

Individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce ultimate demand for our products or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

In addition, given recent federal and state government initiatives directed at lowering the total cost of healthcare, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and biologics and the reform of the Medicare and Medicaid programs. While we cannot predict the full outcome of any such legislation, it may result in decreased reimbursement for drugs and biologics, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm our ability to generate revenues. Increases in importation or re-importation of pharmaceutical products from foreign countries into the United States could put competitive pressure on our ability to profitably price our products, which, in turn, could adversely affect our business, results of operations, financial condition and prospects. We might elect not to seek approval for or market our products in foreign jurisdictions in order to minimize the risk of re-importation, which could also reduce the revenue we generate from our product sales. It is also possible that other legislative proposals having similar effects will be adopted.

Furthermore, regulatory authorities’ assessment of the data and results required to demonstrate safety and efficacy can change over time and can be affected by many factors, such as the emergence of new information, including on other products, changing policies and agency funding, staffing and leadership. We cannot be sure whether future changes to the regulatory environment will be favorable or unfavorable to our business prospects. For example, average review times at the FDA for marketing approval applications can be affected by a variety of factors, including budget and funding levels and statutory, regulatory and policy changes.

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

We license some of the technology that is necessary for our products and services from third. In connection with such in-licenses, we may agree to pay the licensor royalties based on sales of our products, which become a cost of product revenues and impact the margins on our products and services. We may need to in-license other technologies in the future to commercialize on our products and services. We may also need to negotiate licenses after launching our products and services. Our business may suffer if any such licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid, or if we are unable to enter into necessary licenses on acceptable terms

Risks Related to Ownership of Our Common Stock

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

Our ability to use our net operating loss carry-forwards and certain other tax attributes is limited by Sections 382 and 383 of the Internal Revenue Code.

Net operating loss carryforwards allow companies to use past year net operating losses to offset against future years’ profits, if any, to reduce future tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986 limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (“TCJA”) that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We do not expect tax reform to have a material impact to our projection of minimal cash taxes or to our net operating losses. Our net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact will be recognized in our tax expense in the year of enactment with a corresponding adjustment to its valuation allowance for the period ended December 31, 2017. Further, any eligibility we may have or may someday have for tax credits associated with the qualified clinical testing expenses arising out of the development of orphan drugs will be reduced to 25% as a result of the TCJA; thus, our net future taxable income may be affected. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse.

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

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. For example, during the year ended December 31, 2017, the closing price of our common stock ranged from a low of $0.25 to a high of $2.40. These fluctuations may be due to various factors, many of which are beyond our control, including:

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

As of December 31, 2017, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially owned approximately 9.0% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

If we fail to comply with the continued minimum closing bid requirements of the Nasdaq Capital Market LLC (“Nasdaq”) or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On September 5, 2017, we received a written notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock has been below $1.00 per share for 30 consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock continues to trade on the Nasdaq Capital Market under the symbol “TROV”. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until March 5, 2018, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180 calendar day period. In the event we do not regain compliance by March 5, 2018, we may be eligible for an additional 180 calendar day grace period if we meet the initial listing standards, with the exception of bid price, for the Nasdaq Capital Market, and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq or fail to comply with or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. A delisting of our common stock from The Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm our business. As of the date of this report, management believes that there are no claims against us, which it believes will result in a material adverse effect on our business or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has traded on The NASDAQ Capital Market (“NASDAQ”) under the symbol “TROV” since May 30, 2012.

Our common stock was traded over the counter on the pink sheets under the symbol TROV.PK from June 15, 2007 until May 29, 2012. From July 27, 2004 until June 14, 2007, our common stock was quoted on the OTC Bulletin Board under the symbol “XNOM.OB”. Prior to July 27, 2004, our common stock was quoted on the OTC Bulletin Board under the symbol “UKAR.OB”, but never traded. The following table sets forth the range of high and low per share sales prices of our common stock during the periods indicated, as reported on NASDAQ.

	2017		2016
	High	Low	High	Low
First Quarter	$2.40	$0.95	$6.93	$2.85
Second Quarter	$1.45	$0.61	$6.67	$3.31
Third Quarter	$1.63	$0.65	$5.98	$4.25
Fourth Quarter	$1.08	$0.24	$4.75	$1.78

The closing price of our common stock on NASDAQ on February 12, 2018 was $0.36 per share.

Number of Stockholders

As of February 12, 2018, we had approximately 60 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2017.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	5,710,611	$3.15	3,436,788
Equity Compensation Plans Not Approved by Stockholders(1)	54,166	$3.35	—
Total	5,764,777		3,436,788

(1)
Represents the following options to purchase common stock granted on November 17, 2010: (i) an option to purchase 8,333 shares with an exercise price of $3.00 per share, (ii) an option to purchase 33,333 shares with an exercise price of $3.00 per share, and (iii) an option to purchase 12,500 shares with an exercise price of $4.50 per share. All the options were vested in full on the date of grant and will expire on November 17, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a clinical-stage, precision medicine oncology therapeutics company. Our primary focus is to develop oncology therapeutics for improved cancer care and to optimize drug development by leveraging its proprietary PCM technology in tumor genomics.

Our lead drug candidate, PCM-075, is a PLK1 selective ATP competitive inhibitor. PCM-075 has shown preclinical antitumor activity as a single agent and synergy in combination with more than ten different chemotherapeutics and targeted therapies, such as Zytiga® (abiraterone acetate), Beleodaq® (belinostat), Quizartinib (AC220), a development stage FLT3 inhibitor, and Velcade® (bortezomib) in AML, mCRPC and other hematologic and solid tumor cancers.

On March 15, 2017, we announced the licensing of PCM-075, a PLK1 inhibitor, from Nerviano. PCM-075 was developed to have high selectivity to PLK1, to be administered orally, and to have a relatively short drug half-life of approximately 24 hours compared to other PLK inhibitors. PCM-075 has completed a safety study in patients with advanced metastatic solid tumors, has a phase 1b/2 clinical trial in patients with AML underway, and a Phase 2 clinical trial in mCRPC filed with FDA.

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

Through December 31, 2017, our cumulative total deficit was $173,046,186. To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities and commercial expansion. During 2017, we advanced our business with the following activities:

•	Activated the first two clinical trial sites for the Phase1b/2 multicenter trial of PCM-075 in patients with AML.

•
Completed a public offering of 14,683,333 shares of common stock and common warrants to purchase up to 15,000,000 shares of common stock. The net proceeds from the public offering were approximately $4.1 million in December 2017.

•	Submitted protocol to FDA for Phase 2 Clinical Trial of PCM-075 in combination with Zytiga® (abiraterone acetate) for mCRPC.

•	Announced the launch of NextCollect™ urine collection and DNA preservation kit to research laboratories and pharmaceutical customers.

•	Presented data showing sensitivity of TNBC cell lines to PCM-075 and Synergy with Zytiga® at San Antonio Breast Cancer Symposium.

•	Announced preclinical research demonstrating synergy of PCM-075 with Zytiga® in Castration-Resistant Prostate Cancer tumor cells.

•	Announced that the FDA granted Orphan Drug Designation to PCM-075 for the treatment of patients with AML.

•
Announced the expansion and strengthening of our Board of Directors with the appointment of Athena Countouriotis, M.D. Dr. Countouriotis brings significant experience in oncology clinical development and orphan indications.

•
Announced PCM-075 synergy with a HDAC Inhibitor in Non-Hodgkin Lymphoma Cell Lines. Additionally, PCM-075 demonstrates synergy in combination with more than ten chemotherapeutic and targeted therapies across a broad range of solid tumor and hematologic cancers.

•	Announced preclinical AML data showing that PCM-075 significantly enhances the efficacy of a FLT3 inhibitor in combination therapy.

•	Announced FDA approval of IND for Phase 1b/2 trial of PCM-075 in patients with AML.

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

•
Entered into a license agreement with Nerviano that grants us exclusive global development and commercialization rights to NMS-1286937, which we refer to as PCM-075.  PCM-075 is an oral, investigative drug and a highly-selective PLK 1 inhibitor for the treatment of AML.

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

We have issued common stock warrants in connection with the execution of certain equity financings. Such warrants are classified as derivative liabilities under the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”) or ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) and are recorded at their fair market value as of each reporting period. Such warrants do not meet the exemption that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. The warrants within the scope of ASC 480 contain a feature that could require the transfer of cash in the event a change of control occurs without an authorization of our Board of Directors, and therefore classified as a liability. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Gain (loss) from change in fair value of derivative financial instruments—warrants.”

The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common stock price, remaining life of the warrant, and risk-free interest rates at each period end. Therefore we use model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classify such warrants in Level 3 per ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). At December 31, 2017 and 2016, the fair value of such warrants was $649,387 and $834,940, respectively, and was recorded as a liability under the caption “Derivative financial instruments—warrants” on the consolidated balance sheet.
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

	For the years ended December 31,
	2017	2016
Salaries and staff costs	$2,568,263	$7,698,632
Outside services, consultants and lab supplies	2,125,374	5,573,362
Facilities	1,064,561	1,434,101
Other	2,124,452	300,547
Total research and development	$7,882,650	$15,006,642

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

License Fees

We expense amounts paid to acquire licenses associated with products under development when the ultimate recoverability of the amounts paid is uncertain and the technology has no alternative future use when acquired. Acquisitions of technology licenses are charged to expense or capitalized based upon management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future use. We have determined that technological feasibility for its product candidates is reached when the requisite regulatory approvals are obtained to make the product available for sale.

Restructuring

Restructuring costs are included in loss from operations in the consolidated statements of operations. We have accounted for these costs in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. One-time termination benefits are recorded at the time they are communicated to the affected employees.

Stock-based Compensation

We rely heavily on incentive compensation in the form of stock options, restricted stock units (“RSU”) and restricted stock awards (“RSA”) to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options, RSU, RSA and warrants is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash. Stock-based compensation expense related to stock options for employees and directors is recognized in the consolidated statement of operations based on estimated amounts, including the grant date fair value and the expected service period. We estimate the grant date fair value using a Black-Scholes model. Stock-based compensation recorded in our consolidated statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. We recognize the value of the awards on a straight-line basis over the awards’ requisite service periods. The requisite service period is generally the time over which our stock-based awards vest. Compensation expense for RSU and RSA is measured at the grant date and recognized ratably over the vesting period in the consolidated statement of operations. The fair value of RSU and RSA is determined based on the closing market price of our common stock on the grant date.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

See Item 8. Financial Statements—Note 2 Basis of Presentation and Summary of Significant Accounting Policies in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Results of Operations

Years Ended December 31, 2017 and 2016

Revenues

Our total revenues were $505,404 and $381,072 for the years ended December 31, 2017 and 2016, respectively. Total revenues consisted of the following:

	For the years ended December 31,
	2017	2016	(Decrease)/Increase
Royalty income	$285,444	$258,062	$27,382
Diagnostic service revenue	196,111	86,137	109,974
Clinical research services	23,849	36,873	(13,024)
Total revenues	$505,404	$381,072	$124,332

The $27,382 increase in royalty income in the year ended December 31, 2017 is primarily a result of higher royalty payments earned in excess of minimum royalty payments in the current year compared to the year ended December 31, 2016. According to our revenue recognition policy, we do not record royalty revenues in excess of minimum royalty amounts until we have received payment of such royalties.

Diagnostic service revenue is recognized when payment is received for the test results as long as all the other revenue criteria are completed. The number of tests payments received were higher in the year ended December 31, 2017 as compared to the prior year.

Revenue from clinical research services consists primarily of revenue from the sale of urine and blood collection supplies and sample processing under agreements with our clinical research and business development partners. Revenue is recognized when supplies are delivered. We sold and delivered fewer supplies during the year ended December 31, 2017 as compared to the year ended December 31, 2016.

We expect our royalty income to fluctuate as the royalties are based on the minimum royalty payments as well as the timing of when payments are received for royalties in excess of minimum royalties. Our diagnostic service revenue will be impacted by our focus on precision cancer therapeutics. In addition, we expect revenue from clinical research services to fluctuate based on timing of delivery of supplies under agreements.

Cost of Revenue

Our total cost of revenue was $1,811,424 in the year ended December 31, 2017, as compared to $1,730,512 in the year ended December 31, 2016. Cost of revenue mainly relates to the costs of our diagnostic service revenues and these costs are recognized at the completion of testing. Due to revenue being recognized when cash is received, costs incurred in one period may relate to revenue recognized in a later period. Gross margins are negative related to the timing of cash received as compared to the services performed as well as inefficiencies in realizing capacity-related issues. The increase in cost of revenues in the year ended December 31, 2017 compared to the prior period is mainly due to the higher percentage allocation of cost to cost of revenue versus to research and development expense related to clinical studies and to sales and marketing expense related to our clinical experience program.

Research and Development Expenses

Research and development expenses consisted of the following:

	For the years ended December 31,
	2017	2016	Increase/(Decrease)
Salaries and staff costs	$1,541,766	$5,277,936	$(3,736,170)
Stock-based compensation	1,026,497	2,420,696	(1,394,199)
Outside services, consultants and lab supplies	2,125,374	5,573,362	(3,447,988)
Facilities	1,064,561	1,434,101	(369,540)
Travel and scientific conferences	80,714	213,419	(132,705)
Fees, license and other	2,043,738	87,128	1,956,610
Total research and development expenses	$7,882,650	$15,006,642	$(7,123,992)

Research and development expenses decreased by $7,123,992 to $7,882,650 for the year ended December 31, 2017 from $15,006,642 for the year ended December 31, 2016. Our costs have decreased primarily due to the average number of our internal research and development personnel decreasing from thirty-one to ten as a result of our strategic restructuring activities. In addition, research and development expenses incurred related to clinical studies, samples processed and validated in connection with the clinical collaborations, as well as lab supplies, decreased for the year ended December 31, 2017 as compared to the prior year as a result of the shifting of our business focus. The total decrease of research and development expenses was offset by the increase in fees, license and other. The increase in fees, license and other was primarily due to the $2.0 million license fee payment in March 2017 to Nerviano for development and commercialization rights to PCM-075. We expect a reduction of research and development costs that relate to CLIA services as a result of our focus on precision cancer therapeutics; however, other costs may increase as we continue the development of PCM-075.

Selling and Marketing Expenses

Selling and marketing expenses consisted of the following:

	For the years ended December 31,
	2017	2016	Increase/(Decrease)
Salaries and staff costs	$1,004,887	$5,336,941	$(4,332,054)
Stock-based compensation	676,635	2,111,366	(1,434,731)
Outside services and consultants	250,550	1,260,354	(1,009,804)
Facilities and insurance	273,099	496,881	(223,782)
Trade shows, conferences and marketing	398,425	1,312,749	(914,324)
Travel	74,662	889,265	(814,603)
Other	57,152	115,588	(58,436)
Total selling and marketing expenses	$2,735,410	$11,523,144	$(8,787,734)

Selling and marketing expenses decreased by $8,787,734 to $2,735,410 for the year ended December 31, 2017, from $11,523,144 for the year ended December 31, 2016. The overall decrease in selling and marketing expenses was primarily due to our strategic restructuring activities. As part of our restructuring, we reduced the number of our field sales, customer support and marketing personnel, thereby bringing down our average headcount to four from nineteen in the prior year. We expect decreases in personnel and related costs due to the reduction in force.

General and Administrative Expenses

General and administrative expenses consisted of the following:

	For the years ended December 31,
	2017	2016	Increase/(Decrease)
Personnel and outside services costs	$3,445,296	$4,058,213	$(612,917)
Stock-based compensation	2,350,962	2,910,156	(559,194)
Board of Directors’ fees	474,676	456,498	18,178
Legal and accounting fees	3,885,613	2,916,508	969,105
Facilities and insurance	963,285	641,715	321,570
Travel	96,134	184,217	(88,083)
Fees, licenses, taxes and other	281,500	308,640	(27,140)
Total general and administrative expenses	$11,497,466	$11,475,947	$21,519

General and administrative expenses increased by $21,519 to $11,497,466 for the year ended December 31, 2017 from $11,475,947 for the year ended December 31, 2016. This increase was primarily due to an increase in legal and accounting fees, offset by a decrease in personnel and outside services costs and stock-based compensation. During the year ended December 31, 2017, we have decreased our average internal headcount to eight from ten in the prior year. We also decreased the utilization of outside services to support our information technology, human resources, and investor relations activities, resulting in the decrease in personnel and outside services costs. Stock-based compensation, a non-cash expense, will fluctuate based on the timing and amount of options granted, forfeitures and the fair value of the options at the time of grant or remeasurement. The increase in legal and accounting fees primarily resulted from the $2.1 million litigation settlement with the former CEO and CFO offset by decreases in general legal matters and patent related legal fees. Our general and administrative costs may increase in future periods in order to support fundraising activities and general business activities as we continue to develop and introduce new product offerings.

Restructuring

On March 15, 2017, we announced a strategic restructuring plan in connection with the focus on precision medicine therapeutics to our business. The restructuring plan includes a reduction in force and was completed in the last quarter of 2017. Restructuring charges of approximately $2.2 million were incurred and have been included as a component of operating loss for the year ended December 31, 2017. Of the total restructuring charges, approximately $1.1 million was related to termination of employees and an approximately $0.5 million charge related to impaired license fees.

Interest Income and Interest Expense

Interest expense was $1,033,939 and $1,674,341 for the years ended December 31, 2017 and 2016, respectively. The decrease in the year ended December 31, 2017 is due to a decrease in interest expense resulting from pay-off of our $15.0 million term loan. Interest income was $147,883 and $298,829 for the years ended December 31, 2017 and 2016, respectively. The decrease in interest income of approximately $151,000 is a result of liquidation of our short-term investments. We expect interest expense to fluctuate due to the potential changes in the variable interest rate of our equipment line of credit.

Change in Fair Value of Derivative Financial Instruments—Warrants

We have issued warrants to purchase shares of our common stock that are accounted for as derivative liabilities. As of December 31, 2017, the derivative financial instruments—warrants liabilities related to securities issued were revalued to $649,387, resulting in a decrease in fair value of $3,401,072 from December 31, 2016 based primarily upon the change in our stock price from $2.10 at December 31, 2016 to $0.31 at December 31, 2017, and the changes in the expected term, volatility and risk-free interest rates for the expected term, offset by an issuance of derivative financial instruments of $3,215,519. The decrease in value was recorded as non-operating gain for the year ended December 31, 2017.

Net Loss

Net loss and per share amounts were as follows:

	For the years ended December 31,
	2017	2016	Increase/(Decrease)
Net loss attributable to common stockholders	$(24,930,984)	$(39,227,959)	$(14,296,975)
Net loss per common share — basic	$(0.72)	$(1.30)	$(0.58)
Net loss per common share — diluted	$(0.72)	$(1.37)	$(0.65)

Weighted-average shares outstanding — basic	34,680,362	30,174,838	4,505,524
Weighted-average shares outstanding — diluted	34,680,362	30,281,263	4,399,099

The decrease in net loss attributable to common stockholders of $14,296,975 to $24,930,984 for the year ended December 31, 2017 from $39,227,959 for the year ended December 31, 2016 resulted primarily from a decrease in operating expenses as compared to the prior year. Basic and diluted net loss per share for the year ended December 31, 2017 were impacted by the increase in both basic and diluted weighted-average shares outstanding resulting from the sale and issuance of approximately 21.0 million shares of common stock through a public offering, direct registered offering and controlled equity offering through our agreement with Cantor Fitzgerald & Co., and issuance of approximately 1.1 million shares of common stock in connection with the vesting of restricted stock units as well as restricted stock awards.

Liquidity and Capital Resources

As of December 31, 2017, we had $8,225,764 in cash and cash equivalents. Net cash used in operating activities for the year ended December 31, 2017 was $23,281,067, compared to $31,039,855 for the year ended December 31, 2016. Our use of cash was primarily a result of the net loss of $24,906,744 for the year ended December 31, 2017, adjusted for items mainly related to stock-based compensation of $4,012,585, depreciation and amortization of $1,247,576, loss on extinguishment of debt of $1,655,825, and gain from the change in fair value of derivatives of $3,401,072. The changes in our operating assets and liabilities consisted primarily of lower accounts payable and accrued expenses, a decrease in accounts receivable and increased prepaid expenses. At our current and anticipated levels of operating losses, we expect to continue to incur an operating cash outflow for the next several years. As of December 31, 2017 and 2016, we had working capital of $5,522,917 and $31,152,936, respectively. The decrease in working capital is primarily due to the decrease in cash and cash equivalents and short-term investments. In June 2017, the lenders took the total of $16,668,583 out of our bank accounts to satisfy all of our outstanding obligations under the Loan and Security Agreement dated as of June 30, 2014, which caused a significant decrease of our cash position as compared to 2016.

Net cash provided by investing activities was $23,962,225 during the year ended December 31, 2017, compared to $24,833,649 used in investing activities for the year ended December 31, 2016. Investing activities during the year ended December 31, 2017 consisted primarily of net sales and maturities of short-term investments offset by purchases for capital equipment.

Net cash used in financing activities was $6,378,057 during the year ended December 31, 2017, compared to $2,301,376 provided by financing activities during the year ended December 31, 2016. Financing activities during the year ended December 31, 2017 related to the pay-off of long-term debt resulting in debt extinguishment of $16,613,067 and $626,104 repayment of equipment line of credit, offset by $10,861,114 from the sales of common stock and warrants, net of expenses. Financing activities during the year ended December 31, 2016 consisted of net proceeds from the sale of our common stock of $2,285,415, $366,966 from proceeds related to the exercise of options, and $740,076 from net borrowings on equipment lines of credit, offset by $1,091,018 of net repayment on long-term debt. On June 1, 2017, we received a Notice of Event of Default from the lenders which stated that Events of Default had occurred and all of the obligation under the Loan and Security Agreement dated as of June 30, 2014 were immediately due and payable. On June 6, 2017, the lenders took a total pay-off amount of $16,668,583 out of our bank accounts which satisfied all of our outstanding obligations under the Agreement.

Based on our current business plan and assumptions, we expect to continue to incur significant losses and require significant additional capital to further advance our clinical trial programs and support our other operations. Considering our current cash resources, including the net proceeds received from the offerings of our equity securities in July and December 2017, we believe our existing resources will be sufficient to fund our planned operations though the second quarter of 2018. In addition, we have based our cash sufficiency estimates on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated. These circumstances raise substantial doubt about our ability to continue as a going concern.

Our working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of our research and development programs. To date, our sources of cash have been primarily limited to the sale of equity securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct business. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates, all of which would have a material adverse impact on our operations. We may also be required to (i) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (ii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms. We are evaluating the following options to raise additional capital, increase revenue, as well as reduce costs, in an effort to strengthen our liquidity position: (1) Raising capital through public and private equity offerings; (2) Adding capital through short-term and long-term borrowings; (3) Introducing operation and business development initiatives to bring in new revenue streams by leveraging capabilities within our CLIA lab, as well as monetizing our proprietary NextCollect™ DNA collection and preservation cup; (4) Reducing operating costs by identifying internal synergies; (5) Engaging in strategic partnerships; and (6) Taking actions to reduce or delay capital expenditures. We continually assess our spending plans to effectively and efficiently address our liquidity needs.

Controlled Equity Offering and Public Offerings

On May 27, 2016 we filed a Form S-3 Registration Statement to offer and sell in one or more offerings, any combination of common stock, preferred stock, debt securities, warrants, or units having an aggregate initial offering price not exceeding $250,000,000. The preferred stock, debt securities, warrants, and units may be convertible or exercisable or exchangeable for common stock or preferred stock or other securities. This Registration Statement was declared effective on June 13, 2016. Gross proceeds of $2.4 million from the sale of 421,810 shares of our common stock at a weighted-average price of $5.61 under a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. as sales agent (the “Agent”) have been raised since the date of effectiveness of the Form S-3 on June 13, 2016.

On March 15, 2017, we filed a supplement to our Form S-3 registration statement to offer and sell additional shares of our common stock having an aggregate offering price up to $20,698,357 through the Agent. Gross proceeds of approximately $110,000 were raised in 2017 through the Controlled Equity Offering Agreement with the Agent.

On July 19, 2017, we closed a registered direct offering of 6,191,500 shares of our common stock. In a concurrent private placement, we also issued warrants to purchase up to 4,643,626 shares of its common stock. The warrants will be exercisable six months following the date of issuance, will expire on the fifth anniversary of the initial exercise date and have an exercise price of $1.41 per share. The combined purchase price for one registered share of common stock and one unregistered warrant to purchase 0.75 of an unregistered share of common stock was $1.15. The net proceeds to us were approximately $6.5 million.

On December 19, 2017 we closed a public offering of 14,683,333 shares of our common stock and common warrants to purchase up to an aggregate of 15,000,000 shares of common stock. Each share of common stock was sold together with a common warrant to purchase one share of common stock at a combined effective price to the public of $0.30 per share and accompanying common warrant. The common warrants are exercisable immediately at an exercise price of $0.30 per share and will expire five years from the date of issuance. The net proceeds to us was approximately $4.1 million.

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

Contractual Obligations and Commitments

The following table is a summary of contractual obligations that existed as of December 31, 2017, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Payments Due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$3,679,552	$881,815	$1,838,336	$959,401	$—
Debt obligation (1)	1,461,327	1,461,327	—	—	—
Service agreement (2)	1,414,117	222,717	1,191,400	—	—
Total obligations	$6,554,996	$2,565,859	$3,029,736	$959,401	$—

(1)	Debt is in default. Represents principal, interest under default rate and final fee payment.

(2)	Represents amounts that will become due upon future delivery of supplies and services from various parties under service contracts as of December 31, 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our primary exposure to market risk is interest income and expense sensitivity, which is affected by changes in the general level of interest rates, particularly because our equipment line of credit has a floating interest rate as of December 31, 2017. Changes in interest rates could affect the amounts of interest that we pay in the future.

Our cash and cash equivalent primary consists of deposits, and money market deposits managed by commercial banks as of December 31, 2017. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments.

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

Effects of Inflation

We do not believe that inflation and changing prices during the years ended December 31, 2017 and 2016 had a significant impact on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

As of December 31, 2017, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of February 12, 2018.

Name	Age	Position
Thomas H. Adams, Ph.D.	75	Chairman of the Board
William (Bill) Welch	56	Chief Executive Officer and Director
Mark Erlander, Ph.D.	58	Chief Scientific Officer
John Brancaccio	69	Director
Gary S. Jacob, Ph.D.	70	Director
Dr. Paul Billings	65	Director
Dr. Stanley Tennant	66	Director
Dr. Rodney S. Markin	61	Director
Dr. Athena Countouriotis	46	Director

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

Executive Biographies

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Thomas H.  Adams.  Thomas H. Adams, Ph.D., has been our Chairman of the Board since April 2009. Dr. Adams served as our interim Chief Executive Officer from March 28, 2016 until April 25, 2016. Dr. Adams has served as the Chairman of Clearbridge BioPhotonics, Inc., an imaging solutions company, since April 2013. From June 2005 through 2011, Dr. Adams served as a director of IRIS International, Inc., a diagnostics company, and has served as Chief Technology Officer of IRIS since April 2006. Dr. Adams was the Head of Iris Molecular Diagnostics from 2006 until November 2012 and has served as the President of Iris Personalized Medicine since 2011. In November 2012, IRIS was acquired by Danaher Corporation. Dr. Adams served as Chairman and Chief Executive Officer of Leucadia Technologies, a privately held medical-device company, from 1998 to April 2006, when Leucadia was acquired by IRIS. In 1989, Dr. Adams founded Genta, Inc., a publicly held biotechnology company in the field of antisense technology, and served as its Chief Executive Officer until 1997. Dr. Adams founded Gen-Probe, Inc. in 1984 and served as its Chief Executive Officer and Chairman until its acquisition by Chugai Biopharmaceuticals, Inc. in 1989. Dr. Adams has served as a director of Synergy Pharmaceuticals Inc., a biotechnology company, since July 2009 and has served as a director of Gensignia Life Sciences, Inc., a molecular diagnostics company, since October 2014. Dr. Adams has served as a director of ContraVir Pharmaceuticals, Inc., an antiviral biotechnology company, since September 2016. Dr. Adams holds a Ph.D. in Biochemistry from the University of California, at Riverside. The Board believes that Dr. Adams’ executive leadership, particularly in the diagnostic field, and the extensive healthcare expertise he has developed qualifies Dr. Adams to serve as a director of our company.

William (Bill) Welch.  William Welch has served as our Chief Executive Officer since April 2016 and as a director of our company since May 2016. Mr. Welch was President and Chief Executive Officer of Sequenom, Inc. from June 2014 to September 2015 where he introduced the first non-invasive prenatal test (NIPT) utilizing maternal blood sample to identify fetal chromosomal abnormalities. Mr. Welch began his career at Sequenom as Senior Vice President, Diagnostics in January 2011 and became President and Chief Operating Officer in June 2014. Prior to joining Sequenom, Mr. Welch was a consultant to molecular diagnostic companies in the personalized medicine sector. From August 2005 to September 2009, Mr. Welch was senior vice president and chief commercial officer at Monogram Biosciences, a leader in HIV and oncology diagnostic testing services. Prior to his time at Monogram, Mr. Welch was vice president of sales and marketing at La Jolla Pharmaceuticals, an immunology based biotechnology company and vice president of global marketing with Dade Behring MicroScan. Mr. Welch entered the healthcare field with Abbott Laboratories where he held progressive management positions, including General

Manager. Mr. Welch earned a B.S. with honors in chemical engineering from the University of California at Berkeley and received his M.B.A. from Harvard University.

Mark Erlander, Ph.D.  Mark Erlander, Ph.D., has been our Chief Scientific Officer since March 2013. Dr. Erlander has more than 18 years of experience directing and leading research and development for gene discovery, with a strong focus on molecular diagnostics. Prior to joining Trovagene, Dr. Erlander was Chief Scientific Officer at bioTheranostics (a bioMerieux company) a molecular diagnostic testing company that is focused on clinical applications in oncology, from September 2008 to February 2013. From March 2013 to March 2014, Dr. Erlander served as Chief Scientific Officer of Gensignia Life Sciences, Inc., a molecular diagnostics company. Previously, Dr. Erlander was a group leader and subsequently a research fellow at the R.W. Johnson Pharmaceutical Research Institute (Johnson & Johnson). He was also an assistant member and postdoctoral fellow at The Scripps Research Institute in the Department of Molecular Biology. Dr. Erlander holds a BS degree in Biochemistry from the University of California, Davis; an MS degree in Biochemistry from Iowa State University; and a Ph.D. in Neuroscience from the University of California, Los Angeles. Dr. Erlander is an accomplished researcher with 32 issued U.S. patents and 38 U.S. patent applications, and is a lead or contributing author on more than 70 scientific papers and review articles.

John Brancaccio.  John Brancaccio, a retired CPA, has served as a director of our company since December 2005. From April 2004 until his retirement in May 2017, Mr. Brancaccio was the Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies. Mr. Brancaccio served as a director of Callisto Pharmaceuticals, Inc. from April 2004 until its merger with Synergy Pharmaceuticals, Inc. in January 2013 and has been a director of Tamir Biotechnology, Inc. (formerly Alfacell Corporation) since April 2004, as well as a director of Synergy Pharmaceuticals Inc. since July 2008 and ContraVir Pharmaceuticals, Inc. since December 2013 and Rasna Therapeutics, Inc. since August 2016. The Board believes that Mr. Brancaccio’s experience as a chief financial officer provides him with valuable financial and accounting expertise that qualifies him to serve as a director of our company.

Gary S.  Jacob.  Gary S. Jacob, Ph.D., has served as a director of our company since February 2009. Since July 2008, Dr. Jacob has been President, Chief Executive Officer and a Director of Synergy Pharmaceuticals Inc., and he has served as its Chairman since September 2013. Dr. Jacob has been Chairman of ContraVir Pharmaceuticals, Inc. since May 2013. Dr. Jacob also served as a director of Callisto Pharmaceuticals, Inc. from October 2004 until its merger with Synergy Pharmaceuticals, Inc. in January 2013. Prior to 1999, Dr. Jacob served as a Monsanto Science Fellow, specializing in the field of glycobiology, and from 1997 to 1998, he was Director of Functional Genomics, Corporate Science & Technology, at Monsanto Company. Dr. Jacob earned a B.S. in Chemistry from the University of Missouri, and holds a Ph.D. in Biochemistry from the University of Wisconsin-Madison. The Board believes that Dr. Jacob’s broad management expertise in the pharmaceutical and biotechnology industries provides relevant experience in a number of strategic and operational areas and qualifies him to serve as a director of our company.

Dr. Paul Billings.  Paul Billings, M.D., Ph.D., was appointed to the Board in October 2013 and has been a member of our Scientific Advisory Board since November 2012. Dr. Billings is a board certified internist and clinical geneticist, and has served as Executive-in-Residence at the California Innovation Center of Johnson and Johnson, Inc. from 2014 to 2015. He has also served as the Medical Director of the IMPACT program at Thermo Fisher Scientific, Inc. (TFS) from 2013 to 2015. He recently finished serving as the first and only Chief Medical Officer at Life Technologies Corporation (from 2011 to 2014) and the Genetic Sciences Division of TFS. Dr. Billings has extensive healthcare experience in many aspects of genomics and molecular medicine. He has also served on the Scientific Advisory Board of the U.S. Food and Drug Administration from 2011 to 2014, the Genomic Medicine Advisory Committee at the Department of Veterans Affairs from 2010 to 2014, and the National Academy of Sciences Institute of Medicine’s Roundtable on Genomics from 2011 to 2015. In addition to Trovagene, Dr. Billings has served as a director of Rennova Health, Inc. (formerly CollabRx, Inc.) from November 2015 to June 2017 and served as a director of Ancestry.com Inc. from February 2012 to May 2013. He serves as an advisor or director for many companies, including Omicia, Inc., BioScale Inc., Applied Immunology, Inc., Aueon, Inc. and PAX Neuroscience Inc. Dr. Billings holds an M.D. from Harvard Medical School and a Ph.D. in immunology, also from Harvard University. The Board believes that Dr. Billings’ medical and managerial experience in the diagnostic field qualifies him to serve as a director of our company.

Dr. Stanley Tennant.  Stanley Tennant, M.D., has served as a director of our company since December 2010. From July 1983 to June 2012, Dr. Tennant was a cardiologist in Greensboro, North Carolina. Since January 1992, Dr. Tennant has served as the president of Five Star Management, a real estate company. Dr. Tennant has served as a director of Oak Ridge Financial Services, Inc. since July 2011. He graduated from Wake Forest University School of Medicine in 1978 and completed postgraduate training in Internal Medicine and Cardiology at Vanderbilt University in 1983. The Board believes that Dr. Tennant’s practical experience in the healthcare field qualifies him to serve as a director of our company.

Dr. Rodney S.  Markin.  Rodney S. Markin, M.D., Ph.D., has been a director of our company since February 2014. Dr. Markin has served as Chief Operating Officer of University of Nebraska since August 2017. Dr. Markin has served as Chief Technology Officer and Associate Vice Chancellor for Business Development at the University of Nebraska Medical Center from 2011 to July 2017; as a Professor of Pathology and Microbiology since 1985; as David T. Purtilo Distinguished Professor Pathology and Microbiology since 2005; as Courtesy Professor of Surgery since 1990 and as Courtesy Professor of Psychiatry since 2013. Dr. Markin is also a director on the Board of Children’s Hospital and Medical Center Foundation, on the Board of Trustees for Keck Graduate Institute, on the Board of the Make-A-Wish Foundation and on the Board of PerceptiMed since July 2015. Dr. Markin served on the Board of Directors of Transgenomic, Inc. from March 2007 to December 2014. The Board believes that Dr. Markin’s valuable executive experience in the healthcare business qualifies him to serve as a director of our company.

Dr. Athena Countouriotis.  Dr. Athena Countouriotis has been a director of our company since September 2017. Dr. Countouriotis brings significant experience leading clinical development programs, from preclinical through clinical stages, and approval. Over the course of her career, she has been involved in multiple clinical programs, with a focus within oncology, both hematologic and solid tumor indications, that have supported regulatory approvals in the U.S. and Europe. Dr. Countouriotis currently serves as Senior Vice President, Chief Medical Officer at Adverum Biotechnologies. Prior to joining Adverum, she served as Senior Vice President and Chief Medical Officer at Halozyme Therapeutics. Dr. Countouriotis was Chief Medical Officer at Ambit Biosciences through the initial development of quizartinib, a small molecule FLT3 inhibitor for the treatment of Acute Myeloid Leukemia, and ultimate acquisition of the company by Daiichi Sankyo. Dr. Countouriotis also worked at both Pfizer and Bristol-Meyers Squibb in various roles leading clinical development of oncology focused therapeutics. She holds a M.D. from Tufts University School of Medicine, completed her pediatric residency at the University of California, Los Angeles, and did additional training at Fred Hutchinson Cancer Research Center in the pediatric hematology-oncology program. The Board believes that Dr. Countouriotis’s medical and clinical research expertise in oncology provides relevant experience to the Board and management and qualifies her to serve as a director of our company.

Family Relationships and Other Arrangements

There are no family relationships among our directors and executive officers. There are no arrangements or understandings between or among our executive officers and directors pursuant to which any director or executive officer was or is to be selected as a director or executive officer.

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

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, or SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; and

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Leadership Structure and Role in Risk Oversight

Since April 2009, we have separated the roles of Chairman of the Board (“Chairman”) and Chief Executive Officer (“CEO”). Although the separation of roles has been appropriate for us during this time period, in the view of the Board, the advisability of the separation of these roles depends upon the specific circumstances and dynamics of our leadership.

As Chairman, Dr. Adams serves as the primary liaison between the CEO and the independent directors and provides strategic input and counseling to the CEO. With input from other members of the Board, committee chairs and management, he presides over meetings of the Board. Dr. Adams has developed an extensive knowledge of our company, its challenges and opportunities and has a productive working relationship with our senior management team.

The Board, as a unified body and through committee participation, organizes the execution of its monitoring and oversight roles and does not expect the Chairman to organize those functions. Our primary rationale for separating the positions of Chairman and CEO is the recognition of the time commitments and activities required to function effectively as the Chairman and as the CEO of a company with a relatively flat management structure. The separation of roles has also permitted the Board to recruit senior executives into the CEO position with skills and experience that meet the Board’s planning for the position, some of which such individuals may not have extensive public company board experience.

The Board has three standing committees-Audit, Compensation and Corporate Governance/Nominating. The membership of each of the committees of the Board is comprised of independent directors, with each of the committees having a separate chairman, each of whom is an independent director. Our non-management members of the Board meet in executive session at each regular Board meeting.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board is responsible for satisfying itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The Board believes that establishing the right “tone at the top” and that full and open communication between executive management and the Board are essential for effective risk management and oversight. Our CEO communicates frequently with members of the Board to discuss strategy and challenges facing our company. Senior management usually attends our regular quarterly Board meetings and is available to address any questions or concerns raised by the Board on risk management-related and any other matters. Each quarter, the Board receives presentations from senior management on matters involving our key areas of operations.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Audit Committee’s responsibilities include, among other things: (i) selecting and retaining an independent registered public accounting firm to act as our independent auditors, setting the compensation for our independent auditors, overseeing the work done by our independent auditors and terminating our independent auditors, if necessary, (ii) periodically evaluating the qualifications, performance and independence of our independent auditors, (iii) pre-approving all auditing and permitted non-audit services to be provided by our independent auditors, (iv) reviewing with management and our independent auditors our annual audited financial statements and our quarterly reports prior to filing such reports with the Securities and Exchange Commission, or the SEC, including the results of our independent auditors’ review of our quarterly financial statements, and (v) reviewing with management and our independent auditors significant financial reporting issues and judgments made in connection with the preparation of our financial statements. The Audit Committee also prepares the Audit Committee report that is required to be included in our annual proxy statement pursuant to the rules of the SEC.

As of December 31, 2017, the Audit Committee consisted of John P. Brancaccio, chairman of the Audit Committee, Dr. Rodney Markin and Dr. Stanley Tennant. Under the applicable rules and regulations of NASDAQ, each member of a company’s audit committee must be considered independent in accordance with NASDAQ Listing Rule 5605(c)(2)(A)(i) and (ii) and Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that each of Mr. Brancaccio, Dr. Markin and Dr. Tennant is “independent” as that term is defined under applicable NASDAQ and SEC rules. Mr. Brancaccio is our audit committee financial expert. The Board has adopted a written charter setting forth the authority and responsibilities of the Audit Committee, which is available on our website at http://trovagene.investorroom.com/ under “Corporate Governance”.

Compensation Committee

The purpose of the Compensation Committee is to discharge the Board’s responsibilities relating to compensation of our directors and executive officers. The Compensation Committee has responsibility for, among other things, (i) recommending to the Board for approval the overall compensation philosophy for our company and periodically reviewing the overall compensation philosophy for all employees to ensure it is appropriate and does not incentivize unnecessary and excessive risk taking, (ii) reviewing annually and making recommendations to the Board for approval, as necessary or appropriate, with respect to our compensation plans, (iii) based on an annual review, determining and approving, or at the discretion of the Compensation Committee, recommending to the Board for determination and approval, the compensation and other terms of employment of each of our officers, (iv) reviewing and making recommendations to the Board with respect to the compensation of directors, (v) overseeing our regulatory compliance with respect to compensation matters, (vi) reviewing and discussing with management, prior to the filing of our annual proxy statement or annual report on Form 10-K, our disclosure relating to executive compensation, including our Compensation Discussion and Analysis and executive and director compensation tables as required by SEC rules, and (vii) preparing an annual report regarding executive compensation for inclusion in our annual proxy statement or our annual report on Form 10-K. The Compensation Committee has the power to form one or more subcommittees, each of which may take such actions as may be delegated by the Compensation Committee.

The charter of the Compensation Committee grants the Compensation Committee authority to select, retain, compensate, oversee and terminate any compensation consultant to be used to assist in the evaluation of director, chief executive officer, officer and our other compensation and benefit plans and to approve the compensation consultant’s fees and other retention terms. The Compensation Committee is directly responsible for the appointment, compensation and oversight of the work of any internal or external legal, accounting or other advisors and consultants retained by the Compensation Committee. The Compensation Committee may also select or retain advice and assistance from an internal or external legal, accounting or other advisor as the Compensation Committee determines to be necessary or advisable in connection with the discharge of its duties and responsibilities and will have the direct responsibility to appoint, compensate and oversee any such advisor. During the past year, the Compensation Committee engaged Barney & Barney, LLC (“Barney & Barney”) as a compensation consultant.

As of December 31, 2017, the Compensation Committee consisted of Dr. Paul Billings, chairman of the Compensation Committee, Dr. Rodney Markin and Dr. Stanley Tennant. The Board has determined that all of the members are “independent” under NASDAQ Listing Rule 5602(a)(2). The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee, which is available on our website at http://trovagene.investorroom.com/ under “Corporate Governance”.

Corporate Governance/Nominating Committee

The Corporate Governance/Nominating Committee has responsibility for assisting the Board in, among other things, (i) effecting Board organization, membership and function, including identifying qualified board nominees, (ii) effecting the organization, membership and function of the committees of the Board, including the composition of the committees of the Board and recommending qualified candidates for the committees of the Board, (iii) evaluating and providing successor planning for the chief executive officer and our other executive officers, (iv) identifying and evaluating candidates for director in accordance with certain general and specific criteria, (v) developing and recommending to the Board Corporate Governance Guidelines and any changes thereto, setting forth the corporate governance principles applicable to us, and overseeing compliance with the our Corporate Governance Guidelines, and (vi) reviewing potential conflicts of interest involving directors and determining whether such directors may vote on issues as to which there may be a conflict. The Corporate Governance/Nominating Committee is responsible for identifying and evaluating candidates for director. Potential nominees are identified by the Board based on the criteria, skills and qualifications that are deemed appropriate by the Corporate Governance/Nominating Committee. The Corporate Governance/Nominating Committee believes that candidates for director should have certain minimum qualifications, including high character and integrity, an inquiring mind and vision, willingness to ask hard questions, ability to work well with others, freedom from conflicts of interest, willingness to devote sufficient time to the Company’s affairs, diligence in fulfilling his or her responsibilities and the capacity and desire to represent the best interests of the Company and our stockholders as a whole and not primarily a special interest group or constituency. While our nominating criteria does not prescribe specific diversity standards, the Corporate Governance/Nominating Committee and its independent members seek to identify nominees that have a variety of perspectives, professional experience, education, difference in viewpoints and skills, and personal qualities that will result in a well-rounded Board.

As of December 31, 2017, the Corporate Governance/Nominating Committee consisted of Dr. Rodney Markin, chairman of the Corporate Governance/Nominating Committee, Mr. John Brancaccio, Dr. Gary S. Jacob and Dr. Paul Billings. The Board has determined that all of the members are “independent” under NASDAQ Listing Rule 5605(a)(2). The

Board has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee, which is available on our website at http://trovagene.investorroom.com/ under “Corporate Governance”.

Code of Business Conduct and Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, officers and employees. Our Code of Business Conduct and Ethics can be found on our website (www.trovagene.com). A copy of our Code of Business Conduct and Ethics may be obtained without charge upon written request to Secretary, Trovagene, Inc., 11055 Flintkote Avenue, San Diego, California 92121. If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website (www.trovagene.com) and/or in our public filings with the SEC.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines, which are designed to help us achieve our goals, govern us with high standards of integrity and increase stockholder value. These Corporate Governance Guidelines provide a framework for the conduct of the Board’s business.

The Corporate Governance Guidelines also set forth the practices our Board will follow with respect to Board composition and selection, Board meetings and Board committees and Chief Executive Officer performance evaluation and compensation. Our Corporate Governance Guidelines can be found on our website (www.trovagene.com).

Hedging and Pledging Policies

As part of our Insider Trading Policy, all of our officers, all of our directors, certain of our employees and consultants and family members or others sharing a household with any of the foregoing are prohibited from engaging in short sales of our securities, any hedging or monetization transactions involving our securities and in transactions involving puts, calls or other derivative securities based on our securities. Our Insider Trading Policy further prohibits such persons from purchasing our securities on margin, borrowing against any account in which our securities are held or pledging our securities as collateral for a loan unless pre-cleared by our Insider Trading Compliance Officer. As of February 12, 2018, none of our directors or executive officers had pledged any shares of our common stock.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Principal Executive Officer and Principal Financial Officer and our other highest paid executive officer whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal year 2017.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)(1)		Option Awards ($) (2)	Stock Awards ($) (3)	Total ($)
William Welch, CEO	2017	475,000	811,388	(4)(5)	—	1,123,314	2,409,702
	2016	319,712	115,781		3,204,294	—	3,639,787
Dr. Mark Erlander, CSO	2017	374,400	125,229	(2)(6)	225,866	296,252	1,021,747
	2016	374,400	234,000		458,166	199,500	1,266,066

(1)
The amounts in this column relate to amounts earned by the Named Executive Officers in 2017 and 2016, as applicable, pursuant to our variable pay program described above under “Elements of our Compensation Program-Variable Pay”.

(2)
Amounts shown in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts represent the aggregate grant date fair value of stock option awards determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The valuation assumptions used in determining 2017 and 2016 amounts are described in Note 5 to our financial statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2017 and 2016. Our named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options on the date the options are exercised.

(3)	This reflects the grant date fair value of awards granted during fiscal 2017.

(4)
Amounts shown in this column do not reflect dollar amounts actually received by our named executive officer. Instead, these amounts represent (1) a total of $652,511 income taxes we paid for our named executive officer related to the restricted stock awards granted and vested during the fiscal year ended December 31, 2017; and (2) the aggregate grant date fair value of stock option awards determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The valuation assumptions used in determining 2017 and 2016 amounts are described in Note 5 to our financial statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2017 and 2016. Our named executive officer will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options on the date the options are exercised.

(5)	Received stock options to purchase 662,500 shares of common stock in lieu of cash bonus.

(6)	Received stock options to purchase 522,189 shares of common stock in lieu of cash bonus.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2017. Except for the options set forth in the table below, no other equity awards were held by any our named executive officers as of December 31, 2017.

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
William Welch	312,500	437,500	4.73	4/25/2026	200,000	61,500
	—	—	—	—	130,000	39,975
Mark Erlander	5,000	—	2.84	9/13/2022	75,000	23,063
	10,000	—	4.87	12/10/2022	90,000	27,675
	200,000	—	7.04	1/28/2023
	100,000	—	5.53	12/11/2023
	150,000	50,000	3.29	7/16/2024
	45,000	15,000	4.39	12/11/2024
	71,875	78,125	5.18	1/4/2026
	96,250	288,750	0.85	8/22/2027

(1)
For each executive officer, the shares listed in this table are subject to a single stock option award carrying the varying exercise prices as set forth herein. The option awards remain exercisable until they expire ten years from the date of grant, subject to earlier expiration following termination of employment.

Director Compensation

Under our non-employee director compensation policy, a new non-employee director receives an initial grant of options to purchase a number of shares of common stock equal to 0.1% of our shares of common stock issued and outstanding as of the date of grant (subject to adjustment for recapitalizations, stock split, stock dividends and the like). In addition, each non-employee director receives the following annual compensation for his or her service: (i) an annual retainer fee of $50,000, payable quarterly, and an equity grant of options to purchase a number of shares of common stock equal to 0.1% of shares of our common stock issued and outstanding as of the date of grant (subject to adjustment for recapitalizations, stock split, stock dividends and the like), all of which vest on the one year anniversary of the date of grant, (ii) an additional annual retainer fee of $30,000, payable quarterly, if such non-employee director serves as the Chairman of the Board of Directors, (iii) an additional annual retainer fee of $16,000, $10,000 and $8,000 payable quarterly, if such non-employee director serves as the chair of the Audit Committee, Compensation Committee or Nominating/Corporate Governance Committee, respectively, and (iv) an additional annual retainer fee of $8,000, $6,000 and $4,000 to such non-employee director if he or she serves as a non-chair member of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee, respectively, per committee. We also reimburse all of our directors for out-of-pocket expenses incurred in connection with the rendering of services as a director.

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2017 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Stock Awards ($) (2)	Total ($)
Thomas H. Adams(3)	90,000	18,768	52,220	160,988
John P. Brancaccio(4)	70,000	18,768	60,135	148,903
Gary S. Jacob(5)	54,000	18,768	53,206	125,974
Stanley Tennant(6)	64,000	18,768	51,560	134,328
Paul Billings(7)	64,000	18,768	47,488	130,256
Rodney Markin(8)	72,000	18,768	46,351	137,119

(1)
Amounts shown in this column do not reflect dollar amounts actually received by our non-employee directors. Instead, these amounts represent the aggregate grant date fair value of stock option awards determined in accordance with FASB ASC Topic 718. The valuation assumptions used in determining 2017 amounts are described in Note 5 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Our non-employee directors will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options on the date the options are exercised.

(2)	This reflects the grant date fair value of awards granted during fiscal 2017.

(3)	As of December 31, 2017, 412,995 stock options were outstanding, of which 374,849 were exercisable. 16,667 stock awards were unvested as of December 31, 2017.

(4)	As of December 31, 2017, 170,517 stock options were outstanding, of which 132,411 were exercisable. 16,667 stock awards were unvested as of December 31, 2017.

(5)	As of December 31, 2017, 185,445 stock options were outstanding, of which 147,339 were exercisable. 16,667 stock awards were unvested as of December 31, 2017.

(6)	As of December 31, 2017, 131,264 stock options were outstanding, of which 93,158 were exercisable. 16,667 stock awards were unvested as of December 31, 2017.

(7)	As of December 31, 2017, 121,336 stock options were outstanding, of which 83,230 were exercisable. 16,667 stock awards were unvested as of December 31, 2017.

(8)	As of December 31, 2017, 106,336 stock options were outstanding, of which 68,230 were exercisable. 16,667 stock awards were unvested as of December 31, 2017.

Employment Agreements

William Welch Employment Agreement

On May 6, 2016, we entered into an employment agreement with Mr. Welch (the “Welch Employment Agreement”). The term of the Welch Employment Agreement commenced on May 6, 2016 and will continue until May 6, 2020, following which time the Welch Employment Agreement will be automatically renewed for successive one year periods at the end of each term, unless either party delivers written notice to the other party of their intent to not renew the agreement. Pursuant to the Welch Employment Agreement, Mr. Welch’s current base compensation is $475,000 per year. Mr. Welch is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. In addition, upon entering into the Welch Employment Agreement, Mr. Welch was granted 750,000 stock options, which have an exercise price of $4.73 per share, 187,500 of which vest on April 25, 2017 and 15,625 vest monthly subsequent thereto.

If Mr. Welch’s employment is terminated by us for cause or as a result of Mr. Welch’s death or permanent disability, or if Mr. Welch terminates his employment agreement voluntarily, Mr. Welch will be entitled to receive a lump sum equal to (i) any portion of unpaid base compensation then due for periods prior to termination, (ii) any bonus earned but not yet paid through the date of his termination, and (iii) all business expenses reasonably and necessarily incurred by Mr. Welch prior to the date of termination. If Mr. Welch’s employment is terminated by us without cause or by Mr. Welch for good reason, Mr. Welch will be entitled to receive the amounts due upon termination of his employment by us for cause or as a result of his death or permanent disability, or upon termination by Mr. Welch of his employment voluntarily, in addition to (provided that Mr. Welch executes a written release with respect to certain matters) a severance payment equal to his base compensation for 24 months from the date of termination and the bonus and any benefits that Mr. Welch would be eligible for during such 24-month period. In addition, if Mr. Welch’s employment is terminated: (a) by us without cause within 12 months prior to a change of control (as defined in the Welch Employment Agreement) that was pending during such 12 month period, (b) by Mr. Welch for good reason within 12 months after a change of control, or (c) by us without cause at any time upon or within 12 months after a change of control, Mr. Welch will be entitled to receive the amounts due upon termination of his employment by us for cause or as a result of his death or permanent disability, or upon termination by Mr. Welch of his employment voluntarily, in addition to the severance payments due if Mr. Welch’s employment is terminated by us without cause or by Mr. Welch for good reason, and all of Mr. Welch’s unvested stock options and other equity awards would immediately vest and become fully exercisable (x) in the event a change of control transaction is pending, for a period of six months following the date of termination, and (y) in the event a change of control transaction is not then pending, for the period of time set forth in the applicable agreement evidencing the award.

William Welch Stock Award Agreement

On August 15, 2017, we entered into a stock award agreement (the “Agreement”) with Mr. Welch, pursuant to which an initial grant of 745,392 shares of common stock was issued to Mr. Welch under our 2014 Equity Incentive Plan, all of which shares vested upon grant.  In addition, we agreed to make additional grants of common stock (the “Additional Grants”) to the Mr. Welch over two year time period.  All grants will be vested upon date of grant and are subject to a one year lock-up from each date of grant.  It is intended that, in the aggregate, the shares issued to Mr. Welch under the Agreement will constitute 5% of the issued and outstanding shares of common stock as of the last grant date scheduled for October 15, 2019 (the “Award Shares”).  The Additional Grants shall be adjusted as is necessary to maintain such percentage.

Pursuant to the Agreement, we have agreed to pay to or on behalf of Mr. Welch the amount necessary to satisfy the full amount of Mr. Welch’s federal, state and local taxes as a result of the grant of the Award Shares.  Upon the date the Executive ceases to be our employee for any reason, we may elect to repurchase all or any portion of the vested Award Shares at a price equal to the fair market value of the Award Shares.  In addition, upon the consummation of our sale, a termination by us without Cause (as defined in the employment agreement dated May 6, 2016 between us and Mr. Welch (the “Employment Agreement”)) or Mr. Welch’s resignation for Good Reason as defined in the Employment Agreement, Mr. Welch shall be entitled to receive either (i) cash in an amount equal to the difference between the fair market value of the Award Shares then held by Mr. Welch and the fair market value of the Award Shares Mr. Welch would have received if he held 5% of the issued and outstanding shares of our common stock or (ii) such additional grants as is necessary to increase Mr. Welch’s total Award Shares to equal 5% of the shares of common stock issued and outstanding as of such date.

Employment Agreement with Dr. Mark Erlander

On February 18, 2016, we entered into an employment agreement with Dr. Erlander (the “Erlander Employment Agreement”). The term of the Erlander Employment Agreement commenced on February 18, 2016 and will continue until January 1, 2020, following which time the Erlander Employment Agreement will be automatically renewed for successive one year periods at the end of each term, unless either party delivers written notice to the other party of their intent to not renew the agreement. Pursuant to the Erlander Employment Agreement, Mr. Erlander’s current base compensation is $374,400 per year. Mr. Erlander is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria.

If Mr. Erlander’s employment is terminated by us for cause or as a result of Mr. Erlander’s death or permanent disability, or if Mr. Erlander terminates his employment agreement voluntarily, Mr. Erlander will be entitled to receive a lump sum equal to (i) any portion of unpaid base compensation then due for periods prior to termination, (ii) any bonus earned but not yet paid through the date of his termination, and (iii) all business expenses reasonably and necessarily incurred by

Mr. Erlander prior to the date of termination. If Mr. Erlander’s employment is terminated by us without cause or by Mr. Erlander for good reason, Mr. Erlander will be entitled to receive the amounts due upon termination of his employment by us for cause or as a result of his death or permanent disability, or upon termination by Mr. Erlander of his employment voluntarily, in addition to (provided that Mr. Erlander executes a written release with respect to certain matters) a severance payment equal to his base compensation for 12 months from the date of termination and the bonus and any benefits that Mr. Erlander would be eligible for during such 12-month period. In addition, if Mr. Erlander’s employment is terminated: (a) by us without cause within 12 months prior to a change of control (as defined in the Erlander Employment Agreement) that was pending during such 12 month period, (b) by Mr. Erlander for good reason within 12 months after a change of control, or (c) by us without cause at any time upon or within 12 months after a change of control, Mr. Erlander will be entitled to receive the amounts due upon termination of his employment by us for cause or as a result of his death or permanent disability, or upon termination by Mr. Erlander of his employment voluntarily, in addition to the severance payments due if Mr. Erlander’s employment is terminated by us without cause or by Mr. Erlander for good reason, and all of Mr. Erlander’s unvested stock options and other equity awards would immediately vest and become fully exercisable (x) in the event a change of control transaction is pending, for a period of six months following the date of termination, and (y) in the event a change of control transaction is not then pending, for the period of time set forth in the applicable agreement evidencing the award.

Potential Payments Upon Termination Or Change In Control

Other than the provisions of the executive severance benefits to which our named executive officers would be entitled to at December 31, 2017 as set forth above, we have no liabilities under termination or change in control conditions. We do not have a formal policy to determine executive severance benefits. Each executive severance arrangement is negotiated on an individual basis.

The tables below estimate the current value of amounts payable to our named executive officers in the event that a termination of employment occurred on December 31, 2017. The closing price of our common stock, as reported on the NASDAQ Capital Market, was $0.31on December 29, 2017. The following tables exclude certain benefits, such as accrued vacation, that are available to all employees generally. The actual amount of payments and benefits that would be provided can only be determined at the time of a change in control and/or the named executive officer’s qualifying separation from our Company.

William Welch

	Termination
	By Trovagene Without Cause Outside a Change In Control	By Trovagene Without Cause or by Mr. Welch for Good Reason in Connection with a Change In Control(1)
Value of Equity Securities Accelerated	$—	$129,641
Cash Payments	998,195	998,195
Total Cash Benefits and Payments	$998,195	$1,127,836

(1)
Relates to the termination of the Welch Employment Agreement: (a) by us without cause within 12 months prior to a change of control that was pending during such 12 month period, (b) by Mr. Welch for good reason within 12 months after a change of control, or (c) by us without cause at any time upon or within 12 months after a change of control.

Mark Erlander, Ph.D.

	Termination
	By Trovagene Without Cause Outside a Change In Control	By Trovagene Without Cause or by Mr. Erlander for Good Reason in Connection with a Change In Control(1)
Value of Equity Securities Accelerated	$—	$110,772
Cash Payments	386,813	386,813
Total Cash Benefits and Payments	$386,813	$497,585

(1)
Relates to the termination of the Erlander Employment Agreement: (a) by us without cause within 12 months prior to a change of control that was pending during such 12 month period, (b) by Dr. Erlander for good reason within 12 months after a change of control, or (c) by us without cause at any time upon or within 12 months after a change of control.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of February 12, 2018 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned		Percentage(2)
Executive officers and directors:
Thomas Adams	772,494	(3)	1.4
William Welch	1,864,520	(4)	3.3
Paul Billings	106,395	(5)	*
John Brancaccio	189,441	(6)	*
Gary Jacob	306,793	(7)	*
Stanley Tennant	394,219	(8)	*
Rodney S. Markin	90,840	(9)	*
Athena Countouriotis	—		—
Mark Erlander	1,365,310	(10)	2.4
All Officers and Directors as a Group (9 persons)	5,090,012	(11)	8.7

*less than 1%

(1)	The address of each person is c/o Trovagene, Inc., 11055 Flintkote Avenue, Suite A, San Diego, CA 92121 unless otherwise indicated herein.

(2)
The calculation in this column is based upon 55,290,162 shares of common stock outstanding on February 12, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of February 12, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)
Includes (i) 374,849 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 12, 2018, and (ii) 45,686 shares of common stock issuable upon exercise of warrants that are exercisable within 60 days after February 12, 2018.

(4)	Includes 1,021,875 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 12, 2018.

(5)	Includes 83,230 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 12, 2018.

(6)
Includes (i) 132,441 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 12, 2018, and (ii) 13,833 shares of common stock issuable upon exercise of warrants that are exercisable within 60 days after February 12, 2018.

(7)
Includes (i) 147,339 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 12, 2018, and (ii) 10,500 shares of common stock issuable upon exercise of warrants that are exercisable within 60 days after February 12, 2018.

(8)
Includes (i) 93,158 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 12, 2018, and (ii) 75,000 shares of common stock issuable upon exercise of warrants that are exercisable within 60 days after February 12, 2018.

(9)	Includes 68,230 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 12, 2018.

(10)	Includes 1,260,943 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 12, 2018.

(11)
Includes (i) 3,182,065 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 12, 2018 and (ii) 145,019 shares of common stock issuable upon exercise of warrant to purchase shares of common stock.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based on a review of the copies of such forms received, we believe that during 2016, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions or series of transactions since January 1, 2017, or any currently proposed transaction, to which we were or are to be a participant and in which the amount involved in the transaction or series of transactions exceeds $120,000, and in which any of our directors, executive officers or persons who we know hold more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements with our directors and executive officers.

In March 2016, we engaged Rutan & Tucker, LLP, a law firm to represent us with respect to various lawsuits. One of the partners from Rutan & Tucker, LLP, is the son of our Chairman of the Board. The fees for legal services are based on the hourly rates of the individuals performing the legal services. During the year ended December 31, 2017, we incurred and recorded approximately $650,000 of legal expenses for services performed by Rutan & Tucker, LLP.

We have entered into indemnification agreements with our directors and executive officers under which we agreed to indemnify those individuals under the circumstances and to the extent provided for in the agreements, for expenses, damages, judgments, fines, settlements and any other amounts they may be required to pay in actions, suits or proceedings which they are or may be made a party or threatened to be made a party by reason of their position as a director, officer or other agent of ours, and otherwise to the fullest extent permitted under Delaware law and our By-Laws. We also have an insurance policy covering our directors and executive officers with respect to certain liabilities, including liabilities arising under the Securities Act of 1933, as amended, or otherwise.

Our board has adopted a written related party transaction policy to set forth the policies and procedures for the review, approval and ratification of related party transactions. This policy covers any financial transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which we are or are to be a participant, the amount involved will or may be expected to exceed $50,000 since the beginning of our last completed fiscal year, and a related party has or will have a direct or indirect material interest. A related party is any individual who is, or who has been since the beginning of our last fiscal year, an executive officer, director or nominee for election as a director, or any person known to be the record or beneficial owner of more than 5% of any class of our voting securities, any immediate family member of any of the foregoing persons or any entity which is owned or controlled by any of the foregoing persons, or any entity in which one of the foregoing persons has a substantial ownership interest in or control over such entity. Transactions involving the employment or compensation of our executive officers or compensation to our directors, transactions with another company at which a related party’s only relationship is as a director and/or beneficial owner of less than 10% of such company’s equity interests, transactions in which all of our stockholders receive proportional benefits, certain regulated transactions and certain banking-related services are not considered related-person transactions under this policy. Under our Audit Committee Charter and our related party transaction policy, our Audit Committee is responsible for reviewing and approving in advance any related party transaction. In connection with its review of a related party transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the related party transaction.

Director Independence

Our The Board has determined that a majority of the Board consists of members who are currently “independent” as that term is defined under NASDAQ Listing Rule 5605(a)(2). The Board considers Drs. Jacob, Billings, Tennant and Markin and Mr. Brancaccio to be “independent”.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The aggregate fees billed to us by BDO, our independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	2017	2016
Audit fees (1)	$272,618	$275,952
Tax fees (2)	23,947	10,689
	$296,565	$286,641

(1)
Audit fees consist of fees for professional services performed by BDO for the audit and review of our financial statements, preparation and filing of our registration statements, including issuance of comfort letters.

(2)	Tax fees consist of fees for professional services performed by BDO with respect to tax compliance.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our independent registered public accounting firm.

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

3.3	By-Laws of Trovagene, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G filed on November 25, 2011).
4.1	Form of Common Stock Certificate of Trovagene, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12G filed on November 25, 2011).
4.2+	2004 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 19, 2004)
4.3+	Stock Award Agreement dated August 15, 2017 by and between Trovagene, Inc. and William J. Welch (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on November 9, 2017).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 28, 2012).
4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 1, 2014).
4.7+	Trovagene, Inc. 2014 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on July 23, 2014).
4.8	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 26, 2016).
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

10.21+
Form of Indemnification Agreement to be entered into between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2015).

10.22*
Patent Assignment and License Agreement dated April 23, 2014 between Trovagene, Inc. and GenSignia IP Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2014).

10.23+
Employment Agreement, dated February 18, 2016, by and between the Company and Mark Erlander (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016).

10.24+
Employment Agreement dated as of May 6, 2016 by and between the Company and William J. Welch (incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016).

10.25
Loan and Security Agreement dated as of November 17, 2015 by and between the Company and Silicon Valley Bank (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on March 10, 2016).

10.26
Form of Seventh Amendment to Standard Industrial Net Lease dated April 4, 2016 between Trovagene, Inc. and BMR-Coast 9 LP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016).

10.27**
License Agreement dated as of March 13, 2017 between Nerviano Medical Sciences S.r.l. and Trovagene, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 15, 2017).

23.1	Consent of BDO USA, LLP.
24	Power of Attorney (included on signature page hereto).

31.1	Certification of Chief Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Labels Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

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

TROVAGENE, INC.

/s/ William J. Welch
February 26, 2018	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William J. Welch as his or her attorney-in-fact, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William J. Welch	Chief Executive Officer and Director	February 26, 2018
William J. Welch	(Principal Executive Officer and Principal Financial Officer)

/s/ Thomas H. Adams	Chairman of the Board	February 26, 2018
Thomas H. Adams

/s/ John P. Brancaccio	Director	February 26, 2018
John P. Brancaccio

/s/ Gary S. Jacob	Director	February 26, 2018
Gary S. Jacob

/s/ Paul Billings	Director	February 26, 2018
Paul Billings

/s/ Stanley Tennant	Director	February 26, 2018
Stanley Tennant

/s/ Rodney S. Markin	Director	February 26, 2018
Rodney S. Markin

/s/ Athena Countouriotis	Director	February 26, 2018
Athena Countouriotis

TROVAGENE, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Trovagene, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Trovagene, Inc. and Subsidiary (the “Company”) as of December 31, 2017 and 2016 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2007.

San Diego, California
February 26, 2018

Trovagene, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$8,225,764	$13,915,094
Short-term investments	—	23,978,022
Accounts receivable	77,095	100,460
Prepaid expenses and other current assets	1,165,828	956,616
Total current assets	9,468,687	38,950,192
Property and equipment, net	2,426,312	3,826,915
Other assets	389,942	1,173,304
Total Assets	$12,284,941	$43,950,411

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$825,244	$1,130,536
Accrued liabilities	1,454,587	4,021,365
Deferred rent	334,424	285,246
Current portion of long-term debt (in default)	1,331,515	2,360,109
Total current liabilities	3,945,770	7,797,256
Long-term debt, less current portion	—	14,176,359
Derivative financial instruments—warrants	649,387	834,940
Deferred rent, net of current portion	1,183,677	1,373,717
Total liabilities	5,778,834	24,182,272

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 60,600 shares outstanding at each of December 31, 2017 and 2016, designated as Series A Convertible Preferred Stock with liquidation preference of $606,000 at each of December 31, 2017 and 2016	60	60
Common stock, $0.0001 par value, 150,000,000 shares authorized at December 31, 2017 and 2016; 52,791,584 and 30,696,791 issued and outstanding at December 31, 2017 and 2016, respectively	5,279	3,070
Additional paid-in capital	179,546,954	167,890,984
Accumulated other comprehensive loss	—	(10,773)
Accumulated deficit	(173,046,186)	(148,115,202)
Total stockholders’ equity	6,506,107	19,768,139
Total Liabilities and Stockholders’ Equity	$12,284,941	$43,950,411

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016
Revenues:
Royalties	$285,444	$258,062
Diagnostic services	196,111	86,137
Clinical research services	23,849	36,873
Total revenues	505,404	381,072
Costs and expenses:
Cost of revenue	1,811,424	1,730,512
Research and development	7,882,650	15,006,642
Selling and marketing	2,735,410	11,523,144
General and administrative	11,497,466	11,475,947
Restructuring charges	2,174,251	790,438
Total operating expenses	26,101,201	40,526,683

Loss from operations	(25,595,797)	(40,145,611)

Interest income	147,883	298,829
Interest expense	(1,033,939)	(1,674,341)
Other loss, net	(170,138)	(144,733)
Loss on extinguishment of debt	(1,655,825)	—
Gain from changes in fair value of derivative financial instruments—warrants	3,401,072	2,462,137
Net loss	(24,906,744)	(39,203,719)

Preferred stock dividend	(24,240)	(24,240)

Net loss attributable to common stockholders	$(24,930,984)	$(39,227,959)

Net loss per common share — basic	$(0.72)	$(1.30)
Net loss per common share — diluted	$(0.72)	$(1.37)

Weighted-average shares outstanding — basic	34,680,362	30,174,838
Weighted-average shares outstanding — diluted	34,680,362	30,281,263

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiary
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2017	2016
Net loss	$(24,906,744)	$(39,203,719)
Other comprehensive loss:
Foreign currency translation loss or reversal of previous loss	1,708	(1,708)
Unrealized gain or reversal of previous loss on securities available-for-sale	9,065	(9,065)
Total other comprehensive loss	10,773	(10,773)

Total comprehensive loss	(24,895,971)	(39,214,492)

Preferred stock dividend	(24,240)	(24,240)

Comprehensive loss attributable to common stockholders	$(24,920,211)	$(39,238,732)

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2016	60,600	$60	29,737,601	$2,974	$157,585,498	$—	$(108,887,243)	$48,701,289
Sale of common stock, net of expenses	—	—	421,810	42	2,285,373	—	—	2,285,415
Stock based compensation	—	—	—	—	7,504,316	—	—	7,504,316
Issuance of warrant in connection with debt agreement	—	—	—	—	148,885	—	—	148,885
Issuance of common stock upon net exercise of stock options	—	—	341,333	34	(34)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	98,396	10	366,956	—	—	366,966
Issuance of common stock upon net exercise of warrant	—	—	2,651	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	—	—	95,000	10	(10)	—	—	—
Unrealized loss from foreign currency translation	—	—	—	—	—	(1,708)	—	(1,708)
Unrealized loss on securities available-for-sale	—	—	—	—	—	(9,065)	—	(9,065)
Preferred stock dividend	—	—	—	—	—	—	(24,240)	(24,240)
Net loss	—	—	—	—	—	—	(39,203,719)	(39,203,719)
Balance, December 31, 2016	60,600	60	30,696,791	3,070	167,890,984	(10,773)	(148,115,202)	19,768,139
Sale of common stock, net of expenses	—	—	20,976,914	2,097	10,859,016	—	—	10,861,113
Stock-based compensation	—	—	—	—	4,012,585	—	—	4,012,585
Derivative liability-fair value of warrants issued	—	—	—	—	(3,215,519)	—	—	(3,215,519)
Issuance of common stock upon vesting of restricted stock units	—	—	372,487	37	(37)	—	—	—
Issuance of common stock upon vesting of restricted stock awards	—	—	745,392	75	(75)	—	—	—
Reversal of previous loss from foreign currency translation	—	—	—	—	—	1,708	—	1,708
Reversal of previous loss on securities available-for-sale	—	—	—	—	—	9,065	—	9,065
Preferred stock dividend	—	—	—	—	—	—	(24,240)	(24,240)
Net loss	—	—	—	—	—	—	(24,906,744)	(24,906,744)
Balance, December 31, 2017	60,600	$60	52,791,584	$5,279	$179,546,954	$—	$(173,046,186)	$6,506,107

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year ended December 31,
	2017	2016
Operating activities
Net loss	$(24,906,744)	$(39,203,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	455,051	577,314
Impairment loss	589,700	—
Depreciation and amortization	1,247,576	1,069,547
Stock-based compensation expense	4,012,585	7,504,316
Loss on extinguishment of debt	1,655,825	—
Accretion of final fee premium	293,614	390,548
Amortization of discount on debt	113,780	173,803
Net realized loss on short-term investments	6,400	—
Amortization of premiums on short-term investments	9,230	107,261
Deferred rent	(140,863)	(201,037)
Interest income accrued on short-term investments	(90,330)	(84,182)
Change in fair value of derivative financial instruments—warrants	(3,401,072)	(2,462,137)
Changes in operating assets and liabilities:
Increase in other assets	—	(789,739)
Decrease (increase) in accounts receivable	23,365	(1,724)
Increase in prepaid expenses and other current assets	(208,185)	(277,327)
(Decrease) increase in accounts payable and accrued expenses	(2,940,999)	2,157,221
Net cash used in operating activities	(23,281,067)	(31,039,855)

Investing activities
Capital expenditures	(101,101)	(823,483)
Proceeds from disposals of capital equipment	1,540	—
Maturities of short-term investments	16,431,837	13,750,000
Purchases of short-term investments	(8,804,604)	(37,760,166)
Sales of short-term investments	16,434,553	—
Net cash provided by (used in) investing activities	23,962,225	(24,833,649)

Financing activities
Proceeds from sale of common stock and warrants	11,727,153	2,364,801
Payments of stock issuance costs	(866,039)	(79,386)
Proceeds from exercise of options	—	366,966
Borrowings under equipment line of credit	—	792,251
Repayments under equipment line of credit	(626,104)	(52,175)
Proceeds from borrowings under long-term debt, net of costs	—	7,805,085
Payment upon debt extinguishment	(1,613,067)	—
Repayments of long-term debt	(15,000,000)	(8,896,166)
Net cash (used in) provided by financing activities	(6,378,057)	2,301,376
Effect of exchange rate changes on cash and cash equivalents	7,569	(5,825)
Net change in cash and cash equivalents	(5,689,330)	(53,577,953)
Cash and cash equivalents—Beginning of period	13,915,094	67,493,047
Cash and cash equivalents—End of period	$8,225,764	$13,915,094
Supplementary disclosure of cash flow activity:
Cash paid for taxes	$800	$4,560
Cash paid for interest	$668,465	$1,103,677
Supplemental disclosure of non-cash investing and financing activities:
Warrants issued in connection with long-term debt	$—	$148,885
Preferred stock dividends accrued	$24,240	$24,240
Leasehold improvements paid for by lessor	$—	$1,860,000

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1. Business Overview and Going Concerns

Business Organization and Overview

Trovagene, Inc. (“Trovagene” or the “Company”) headquartered in San Diego, California, is a clinical-stage, precision medicine oncology therapeutics company. The Company’s primary focus is to develop oncology therapeutics for improved cancer care and to optimize drug development by leveraging its proprietary Precision Cancer Monitoring® (“PCM”) technology in tumor genomics.

Trovagene’s lead drug candidate, PCM-075, is a Polo-like Kinase 1 (“PLK1”) selective adenosine triphosphate (“ATP”) competitive inhibitor. PCM-075 has shown preclinical antitumor activity as a single agent and synergy in combination with more than ten different chemotherapeutics and targeted therapies, such as Zytiga® (abiraterone acetate), Beleodaq® (belinostat), Quizartinib (AC220), a development stage FLT3 inhibitor, and Velcade® (bortezomib) in Acute Myeloid Leukemia (“AML”), metastatic Castration-Resistant Prostate Cancer (“mCRPC”) and other hematologic and solid tumor cancers.

PCM-075 was developed to have high selectivity to PLK1, to be administered orally, and to have a relatively short drug half-life of approximately 24 hours compared to other PLK inhibitors. PCM-075 has completed a safety study in patients with advanced metastatic solid tumors, has a phase 1b/2 clinical trial in patients with AML underway, and a Phase 2 clinical trial in mCRPC planned.

Going Concern Uncertainty

Trovagene’s consolidated financial statements as of December 31, 2017 have been prepared under the assumption that Trovagene will continue as a going concern, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

The Company has incurred net losses since its inception and has negative operating cash flows. Considering the Company’s current cash resources, including the net proceeds received from the offerings of its equity securities in July and December 2017, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations through June 2018. The Company also received a default letter from Silicon Valley Bank (“SVB”) regarding the Loan and Security Agreement entered in November 2015 which stated that events of default had occurred and SVB will decide in its sole discretion whether or not to exercise rights and remedies. Based on its current business plan and assumptions, the Company expects to continue to incur significant losses and require significant additional capital to further advance its clinical trial programs and support its other operations. The Company has based its cash sufficiency estimates on its current business plan and its assumptions that may prove to be wrong. The Company could utilize its available capital resources sooner than it currently expects, and it could need additional funding to sustain its operations even sooner than currently anticipated. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct its business.

If the Company is unable to raise additional capital when required or on acceptable terms, it may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of its product candidates, all of which would have a material adverse impact on the Company’s operations. The Company may also be required to:

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

As of February 20, 2018, the Company has received approximately $452,000 upon exercise of 1,814,167 warrants in connection with the December 2017 public offering. The Company continually assesses its spending plans to effectively and efficiently address its liquidity needs.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying consolidated financial statements of Trovagene, which include its wholly owned subsidiary, Trovagene S.r.l., have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of operating and money market accounts as of December 31, 2017 and operating, money market accounts and commercial paper as of December 31, 2016 on deposit. Cash equivalents are considered by the Company to be highly liquid investments purchased with original maturities of three months or less from the date of purchase.

Short-Term Investments

Short-term investments consist of corporate debt securities, U.S. treasury securities, and commercial paper. The Company classifies its short-term investments as available-for-sale, as the sale of such securities may be required prior to maturity to execute management strategies. Investments classified as available-for-sale are carried at fair value, with the unrealized gains and losses reported as a component of consolidated accumulated other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is determined to be other than temporary will result in an impairment charge to earnings and a new cost basis for the security is established. No such impairment charges were recorded for any period presented. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the straight-line method and included in interest income. Interest income is recognized when earned. Realized gains and losses on investments in securities were included in other income (loss) within the consolidated statements of operations. As of December 31, 2017, all of the short-term investments have been sold to satisfy the Company’s outstanding obligations under the Loan and Security Agreement dated as of June 30, 2014 upon demanding repayment by the lenders. As a result, the Company recognized net realized loss of approximately $6,400 for the year ended December 31, 2017.

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

Allowance for Doubtful Accounts

The Company reviews the collectability of accounts receivable based on an assessment of historic experience, current economic conditions, and other collection indicators. At December 31, 2017 and 2016 the Company had not recorded an allowance for doubtful accounts. When accounts are determined to be uncollectible, they are written off against the reserve balance and the reserve is reassessed. When payments are received on reserved accounts, they are applied to the individual’s account and the reserve is reassessed.

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

The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding the volatility of Trovagene’s common stock price, the remaining life of the warrants, and the risk-free interest rates at each period end. The Company thus uses model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classifies such warrants in Level 3 per FASB ASC Topic 820, Fair Value Measurements (“ASC 820”). At December 31, 2017 and 2016, the fair value of these warrants was $649,387 and $834,940, respectively, and was recorded as a liability under the caption “derivative financial instruments—warrants” on the consolidated balance sheets.

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

Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the year ended December 31, 2017, the Company recorded $104,700 of impairment loss on long-lived intangible assets. No impairment losses were recorded on long-lived assets to be held and used during the year ended December 31, 2016.

Restructuring

Restructuring costs are included in loss from operations in the consolidated statements of operations. The Company has accounted for these costs in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. One-time termination benefits are recorded at the time they are communicated to the affected employees. In March 2017, the Company announced a restructuring plan which was completed as of December 31, 2017. See Note 12 to the consolidated financial statements for further information.

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

	December 31,
	2017	2016
Options to purchase Common Stock	4,490,475	5,528,628
Warrants to purchase Common stock	23,555,520	4,538,606
Restricted Stock Units	1,274,302	272,000
Series A Convertible Preferred Stock	63,125	63,125
	29,383,422	10,402,359

The following table summarizes the Company’s diluted net loss per share:

	December 31,
	2017	2016
Numerator:
Net loss attributable to common stockholders	$(24,930,984)	$(39,227,959)
Adjustment for gain from change in fair value of derivative financial instruments—warrants	—	(2,321,053)
Net loss used for diluted loss per share	$(24,930,984)	$(41,549,012)

Denominator:
Weighted-average shares used to compute basic net loss per share	34,680,362	30,174,838
Adjustments to reflect assumed exercise of warrants	—	106,425
Weighted-average shares used to compute diluted net loss per share	34,680,362	30,281,263

Net loss per share attributable to common stockholders:
Basic	$(0.72)	$(1.30)
Diluted	$(0.72)	$(1.37)

Change in Accounting Principle

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which aims to simplify the accounting for share-based payment transactions, including accounting for income taxes, classification on the statement of cash flows, accounting for forfeitures, and classification of awards as either liabilities or equity. In addition, under the ASU 2016-09, excess income tax benefits from share-based compensation arrangements are classified as cash flow from operations, rather than cash flow from financing activities. The Company adopted ASU 2016-09 as of January 1, 2017 and has elected to continue estimating forfeitures based on historical experience. The adoption of ASU 2016-09 had no impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its initial release, the FASB has issued several amendments to the standard, which include clarification of accounting guidance related to identification of performance obligations, intellectual property licenses, and principle versus agent considerations. ASU 2014-09 and all subsequent amendments (collectively, “ASC 606”) became effective for the Company on January 1, 2018 and was adopted the standard using the modified retrospective method. The cumulative effect of applying the new standard is immaterial and we will recognize the amount in retained earnings on the date of initial application. Under ASC 606, the Company will accrue for royalties as earned and no longer record them on a lag. The Company has reviewed its revenue streams to identify potential differences in accounting under the new revenue recognition standard. The Company’s timing and measurement of revenue recognition will not be materially affected by the adoption and implementation of ASC 606.

Currently, the Company does not have any significant contracts with customers given its stage of development. The Company has derived its revenues primarily from a limited number of royalty, license and diagnostic service agreements. The consideration the Company is eligible to receive under these agreements includes upfront license payments, milestone payments and royalties. Each of these agreements has unique terms that have been evaluated separately under the new standards. The new standards differ from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. For example, the Company currently recognizes milestone revenue using the milestone method specified in ASC 605-28, which generally results in recognition of milestone revenue in the period that the milestone event is achieved. However, under the new standards, it is possible to start to recognize milestone revenue before the milestone is achieved if management determines with a high degree of certainty that amounts recorded as revenues will not have to be reversed when the uncertainty associated with the variable consideration is subsequently resolved. The Company has assessed the potential impact that the new standards may have with respect to its diagnostic service revenue and has determined to recognize its diagnostic service revenue on a cash collection basis as it does currently. The Company has completed its full assessment of the impact the new standards will have on its financial statements before the year-end 2017. The assessment concludes the Company will not have a significant change in the timing and measurement of its revenue upon adoption of the new standards. The Company will adopt the new standards effective January 1, 2018 using the modified retrospective transition method. The Company’s current assessment identifies a highly immaterial adjustment to beginning retained earnings for the cumulative effect of the change.

3. Supplementary Balance Sheet Information

Short-term Investments

As of December 31, 2017, all short-term investments have been sold to satisfy the Company’s outstanding obligations under the Loan and Security Agreement dated as of June 30, 2014 upon demanding repayment by the lenders. The following table sets forth the composition of short-term investments as of December 31, 2016.

			Unrealized
	Maturity in Years	Cost	Gains	Losses	Fair Value

Corporate debt securities	Less than 1 year	$14,165,915	$44	$(5,273)	$14,160,686
Commercial paper	Less than 1 year	1,195,444	—	—	1,195,444
U.S. treasury securities	Less than 1 year	8,625,728	330	(4,166)	8,621,892
Total investment		$23,987,087	$374	$(9,439)	$23,978,022

Property and Equipment

Fixed assets consist of laboratory, testing and computer equipment and fixtures stated at cost. Depreciation and amortization expense for property and equipment for the years ended December 31, 2017 and 2016 was $1,053,913 and $969,833, respectively. Property and equipment consisted of the following:

	As of December 31,
	2017	2016
Furniture and office equipment	$1,076,709	$1,144,741
Leasehold improvements	1,994,514	1,994,514
Laboratory equipment	1,426,581	2,449,645
	4,497,804	5,588,900
Less—accumulated depreciation and amortization	(2,071,492)	(1,761,985)
Property and equipment, net	$2,426,312	$3,826,915

Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
	2017	2016
Accrued compensation	$618,128	$2,203,876
Accrued research agreements	135,139	736,199
Accrued professional fees	—	421,314
Other accrued liabilities	701,320	659,976
Total accrued liabilities	$1,454,587	$4,021,365

4. Stockholders’ Equity

Common Stock

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

During the year ended December 31, 2017, the Company issued a total of 22,094,793 shares of common stock. The Company received gross proceeds of approximately $11.6 million from the sale of 20,874,833 shares of its common stock and 19,960,293 share of warrants and pre-funded warrants through public offering, registered direct offering and private placement in July and December 2017. The Company received gross proceeds of approximately $0.1 million from the sale of 102,081 shares of its common stock at a weighted-average price of $1.08 under the agreement with the Agent. In addition, 372,487 shares were issued upon vesting of restricted stock units (“RSU”), and 745,392 shares were issued upon vesting of restricted stock awards (“RSA”).

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications, is presented below:

	Number of Warrants (1)	Weighted-Average Exercise Price Per Share (1)	Weighted-Average Remaining Contractual Term (1)
Balance outstanding, December 31, 2015	5,533,242	$3.86	2.5
Granted	30,992	$4.84
Exercised	(8,333)	$3.00
Expired	(50,000)	$8.00
Balance outstanding, December 31, 2016	5,505,901	$3.83	1.6
Granted	19,643,626	$0.56
Expired	(1,910,674)	$5.32
Balance outstanding, December 31, 2017	23,238,853	$0.95	4.4

(1)Excluded the pre-funded warrants to purchase 316,667 shares of common stock at a nominal exercise price of $0.01 per share. The pre-warrants expire when exercised in full.

The Company issued warrants to purchase 30,992 shares of common stock at an exercise price of $4.84 per share during the year ended December 31, 2016. The warrants were issued in connection with the fifth amendment to the $15.0 million debt agreement. The estimated fair value of the warrants was determined on the date of grant using the Black-Scholes option valuation model using the following assumptions: a risk-free interest rate of 1.59%, dividend yield of 0%, expected volatility of 130.66% and expected term of ten years. The resulting fair value of $148,885 was recorded as a debt discount and was amortized to interest expense over the new term of the loan using the effective interest method. In June 2017, Company received a Notice of Event of Default from the lenders which stated that Events of Default had occurred and all of the obligation under the Agreement were immediately due and payable. Upon termination of the Agreement, unamortized debt discount was recorded as loss on debt extinguishment.

In connection with a direct registered offering occurred in July 2017, the Company issued warrants to purchase 4,643,626 shares of common stock at an exercise price of $1.41 per share which expire on the five years anniversary of the original issuance date. In December 2017, the Company issued warrants to purchase 15,000,000 shares of common stock at an exercise price of $0.30 per share in a public offering which expire on the five years anniversary of the original issuance date. The Company also issued pre-funded warrants to purchase 316,667 shares of common stock which expire when exercised in full. $0.29 of the pre-funded warrant exercise price was paid upfront on the closing date of the public offering and the remaining exercise price is $0.01.

Series A Convertible Preferred Stock

The material terms of the Series A Convertible Preferred Stock consist of:

1) Dividends. Holders of the Company’s Series A Convertible Preferred Stock are entitled to receive cumulative dividends at the rate per share of 4% per annum, payable quarterly on March 31, June 30, September 30 and December 31, beginning with September 30, 2005. Dividends are payable, at the Company’s sole election, in cash or shares of common stock. As of December 31, 2017 and 2016, the Company had $316,775 and $292,535, respectively in accrued cumulative unpaid preferred stock dividends, included in accrued liabilities in the Company’s consolidated balance sheets, and $24,240 and $24,240 of accrued dividends was recorded during the years ended December 31, 2017 and 2016, respectively.

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

As of each of December 31, 2017 and 2016, there were 60,600 shares of Series A Convertible Preferred Stock outstanding.

5. Stock-Based Compensation

The Trovagene, Inc. 2014 Equity Incentive Plan (the “2014 EIP’), authorizing up to 2,500,000 shares of common stock for issuance under the 2014 EIP, was approved by the Board in June 2014 and approved by the stockholders of the Company at the September 17, 2014 Annual Meeting of Stockholders. An additional 2,500,000 shares of common stock was authorized for issuance by the Board in March 2015 and was approved by the stockholders at the June 10, 2015 Annual Meeting of Stockholders. Stockholder approval was obtained on May 17, 2016 to increase the number of authorized shares in the 2014 EIP from 5,000,000 to 7,500,000. The adoption of an amendment to the Company’s 2014 EIP to increase the number of shares of common stock reserved for issuance to 9,500,000 was approved by the stockholders at the June 13, 2017 Annual Meeting of Stockholders.

As of December 31, 2017, there were 3,436,788 shares available for issuance under the 2014 EIP.

Stock-based compensation has been recognized in operating results as follows:

	Years ended December 31,
	2017	2016
In cost of revenue	$83,713	$122,301
In research and development expenses	1,026,497	2,420,696
In selling and marketing expense	676,635	2,111,366
In general and administrative expenses	2,350,962	2,910,156
Benefit from restructuring	(125,222)	(60,203)
Total stock-based compensation	$4,012,585	$7,504,316

Stock Options

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following assumptions during the years indicated below:

	Years ended December 31,
	2017	2016
Risk-free interest rate	1.82% - 2.03%	0.93% - 1.89%
Dividend yield	0%	0%
Expected volatility (range)	86% - 117%	80% - 134%
Expected volatility (weighted-average)	87%	103%
Expected term (in years)	5.3 years	5.5 years

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

Forfeitures — FASB ASC Topic 718 (“ASC 718”) required forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. FASB ASU 2016-09 allows the Company to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company elected to estimate forfeitures based on its historical experience.

The weighted-average fair value per share of all options granted during the years ended December 31, 2017 and 2016, estimated as of the grant date using the Black-Scholes option valuation model, was $0.56 and $3.60 per share, respectively.

The unrecognized compensation cost related to non-vested stock options outstanding at December 31, 2017 and 2016 was $2,915,970 and $8,211,896, respectively. The weighted-average remaining amortization period at December 31, 2017 and 2016 for non-vested stock options was 2.0 years and 2.8 years, respectively.

The total intrinsic value of stock options exercised was $0 and $1,932,799 during the years ended December 31, 2017 and 2016, respectively. The total fair value of shares vested during the years ended December 31, 2017 and 2016 was $3,992,127 and $6,261,655, respectively.

A summary of stock option activity and of changes in stock options outstanding is presented below:

	Number of Options	Weighted-Average Exercise Price Per Share	Intrinsic Value	Weighted-Average Remaining Contractual Life
Balance outstanding, December 31, 2015	6,948,630	$5.45	$5,903,466	7.8 years
Granted	3,246,250	$5.02
Exercised	(1,335,271)	$3.81
Forfeited	(3,330,981)	$5.63
Balance outstanding, December 31, 2016	5,528,628	$5.49	$—	7.7 years
Granted	1,059,242	$0.82
Forfeited	(2,079,938)	$6.24
Expired	(17,457)	$4.74
Balance outstanding, December 31, 2017	4,490,475	$4.04	$—	7.1 years
Vested and exercisable, December 31, 2017	2,745,350	$4.66	$—	6.0 years

Upon adoption of ASU 2016-09, the cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) are classified within operating activities in the statement of cash flows. Due to Trovagene’s accumulated deficit position, no tax benefits have been recognized in the cash flow statement.

Restricted Stock Units

Under guidance provided by ASC Topic 718 “Compensation—Stock Compensation” for share-based payments, stock-based compensation cost for RSU is measured at the grant date based on the closing market price of the Company’s common stock at the grant date and recognized ratably over the service period through the vesting date. All RSU were granted with no purchase price. Vesting of the RSU is generally subject to service conditions.

A summary of the RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Intrinsic Value
Non-vested RSU outstanding, December 31, 2015	—	$—	$—
Granted	402,000	$4.06
Vested	(95,000)	$4.27
Forfeited	(35,000)	$3.99
Non-vested RSU outstanding, December 31, 2016	272,000	$3.99	$571,200
Granted	2,249,242	$1.59
Vested	(372,487)	$3.47
Forfeited	(874,453)	$1.75
Non-vested RSU outstanding, December 31, 2017	1,274,302	$1.43	$391,848

At December 31, 2017 and 2016, total unrecognized compensation costs related to non-vested RSU were $689,365 and $4,430, which are expected to be recognized over 2.9 years and one day, respectively. The total intrinsic values of RSU vested was $647,885 and $293,781 during the year ended December 31, 2017 and 2016, respectively. The total fair values of RSU vested during the year ended December 31, 2017 and 2016 were $1,291,878 and $405,550, respectively.

Restricted Stock Awards

During the year ended December 31, 2017, a total of 745,392 shares of RSA were granted, all of which were vested immediately. The total fair value of vested RSA during the year ended December 31, 2017 was $596,314. The weighted-average grant date fair value of the RSA was $0.80 per share during the year ended December 31, 2017. There were no such awards granted during the year ended December 31, 2016.

6. Derivative Financial Instruments — Warrants

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”) or ASC Topic 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”), Trovagene determined that certain warrants issued in connection with the execution of certain equity financings must be recorded as derivative liabilities. In accordance with ASC 815-40 and ASC 480-10, the warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant change in fair value is being recorded in the Company’s consolidated statements of operations. The Company estimates the fair value of these warrants using the Black-Scholes option pricing model.

The range of assumptions used to determine the fair value of the warrants valued using the Black-Scholes option pricing model during the periods indicated was:

Year ended December 31
	2017	2016
Estimated fair value of Trovagene common stock	$0.31 - $1.26	$2.10 - $4.65
Expected warrant term	1.0 - 5.5 years	2.0 - 2.8 years
Risk-free interest rate	1.27% - 2.21%	0.71% - 1.20%
Expected volatility	86% - 116%	82% - 94%
Dividend yield	—%	—%

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

Date	Description	Number of Warrants	Derivative Instrument Liability
December 31, 2015	Balance of derivative financial instruments—warrants liability	967,295	$3,297,077
	Change in fair value of derivative financial instruments—warrants during the year recognized as a gain in the statement of operations	—	(2,462,137)
December 31, 2016	Balance of derivative financial instruments—warrants liability	967,295	834,940
	Issuance of Derivative Financial Instruments	4,643,626	3,215,519
	Change in fair value of derivative financial instruments—warrants during the year recognized as a gain in the statement of operations	—	(3,401,072)
December 31, 2017	Balance of derivative financial instruments—warrants liability	5,610,921	$649,387

The remaining contractual term of these warrants outstanding at December 31, 2017 and 2016 was approximately 4.4 and 2.0 years, respectively.

At December 31, 2017 and 2016, the total fair value of the above warrants accounted for as derivative financial instruments—warrants, valued using the Black-Scholes option pricing model, was $649,387 and $834,940, respectively, and is classified as derivative financial instruments—warrants liability on the balance sheet.

7. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2017 and 2016:

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$4,522,631	$—	$—	$4,522,631
Total Assets	$4,522,631	$—	$—	$4,522,631
Liabilities:
Derivative financial instruments—warrants	$—	$—	$649,387	$649,387
Total Liabilities	$—	$—	$649,387	$649,387

	Fair Value Measurements at December 31, 2016
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$12,095,620	$—	$—	$12,095,620
Corporate debt securities (2)	—	14,160,686	—	14,160,686
Commercial paper (3)	—	2,393,948	—	2,393,948
U.S. treasury securities (2)	—	8,621,892	—	8,621,892
Total Assets	$12,095,620	$25,176,526	$—	$37,272,146
Liabilities:
Derivative financial instruments—warrants	$—	$—	$834,940	$834,940
Total Liabilities	$—	$—	$834,940	$834,940

(1)Included as a component of cash and cash equivalents on the accompanying consolidated balance sheet.

(2)Included in short-term investments on the accompanying consolidated balance sheet.

(3)$1,198,504 of commercial paper was included as a component of cash and cash equivalents, and the rest of amount was included in short-term investments on the accompanying consolidated balance sheet.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the years ended December 31, 2017 and 2016:

Description	Balance at December 31, 2016	Issuance of Derivative Financial Instruments	Unrealized (gains) or losses	Balance at December 31, 2017
Derivative financial instruments—Warrants	$834,940	$3,215,519	$(3,401,072)	$649,387

Description	Balance at December 31, 2015	Unrealized (gains) or losses	Balance at December 31, 2016
Derivative financial instruments—Warrants	$3,297,077	$(2,462,137)	$834,940

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

8. Debt

Equipment Line of Credit

In November 2015, the Company entered into a Loan and Security Agreement (“Equipment Line of Credit”) with Silicon Valley Bank that provided for cash borrowings for equipment (“Equipment Advances”) of up to $2.0 million, secured by the equipment financed. Under the terms of the agreement, interest is equal to 1.25% above the Prime Rate. At December 31, 2017, the interest rate was 5.75%. Interest only payments are due on borrowings through November 30, 2016, with both interest and principal payments commencing in December 2016. Any equipment advances after November 30, 2016 are subject to principal and interest payments immediately over a 36-month period following the advance. All unpaid principal and interest on each Equipment Advance will be due on November 1, 2019. The Company has an obligation to make a final payment equal to 7% of total amounts borrowed at the loan maturity date.

On June 20, 2017, the Company received a Notice of Event of Default (“Default Letter”) from SVB which stated that Events of Default had occurred and SVB will decide in its sole discretion whether or not to exercise rights and remedies. Pursuant to the Default Letter, the Company has classified the entire balance of $1,331,515 as a current liability as of December 31, 2017 and also started recording accrued interest at a default rate. The Company recorded $232,765 in interest expense related to the Equipment Line of Credit during the year ended December 31, 2017. The Company is currently working with lender for resolution.

Loan and Security Agreement

In June 2014, the Company entered into a $15,000,000 loan and security agreement (“Agreement”) with two banks pursuant to which the lenders provided the Company with a term loan, which was funded at closing. In connection with the loan, each of the lenders received a warrant to purchase up to an aggregate of 85,470 shares of the Company’s common stock at an exercise price of $3.51 per share, which such warrants are exercisable for ten years from the date of issuance. On July 20, 2016, the Company signed the 5th Amendment to Loan and Security Agreement (“Amendment”) to refinance its existing term loan. Under the Amendment, the interest rate was adjusted to 3.75% plus the Wall Street Journal Prime Rate (subject to a floor of 7.25%). The Company is required to make interest only payments on the outstanding amount of the loan on a monthly basis through September 1, 2017, after which equal monthly payments of principal and interest are due until the loan maturity date of February 1, 2020. In addition, the lenders received a warrant to purchase an aggregate 30,992 shares of the Company’s common stock at an exercise price of $4.84 per share exercisable for ten years from the date of issuance. As of December 31, 2017, warrants to purchase 73,727 shares of common stock remains outstanding, of which 42,735 of these warrants were in connection with the original Agreement.

On June 1, 2017, the Company received a Notice of Event of Default from the lenders which stated that Events of Default had occurred and all of the obligation under the Agreement were immediately due and payable. On June 6, 2017, the lenders took the total pay-off amount of $16,668,583 for the principal, interest, final payment, and other amounts out of the Company’s bank accounts which satisfied all of the Company’s outstanding obligations under the Agreement. Accordingly, the Agreement was terminated in June 2017. Upon termination of the Agreement, the prepayment fee of $450,000, unamortized debt discount of $400,562 and unamortized final fee of $738,196 were recorded as loss on debt extinguishment. The Company recorded total interest expense of $801,173 related to the Agreement during the year ended December 31, 2017.

9. Income Taxes

At December 31, 2017, Trovagene had federal net operating loss carryforwards (NOLs) of approximately $130.5 million, which, if not used, expire beginning in 2020. Trovagene also has California NOLs of approximately $72.1 million that will begin to expire in 2029. Trovagene also has research and development tax credits available for federal and California purposes of approximately $2.0 million and $1.1 million, respectively. The federal research and development tax credits will begin to expire on January 31, 2025. The California research and development tax credits are not set to expire. The utilization of these NOLs and research and development tax credits is subject to limitations based on past and future changes in ownership of Trovagene pursuant to Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). The Company has determined that ownership changes have occurred for purposes of Section 382 and, therefore, the ability of the Company to utilize its NOLs is limited.

The provision for income taxes based on losses from continuing operations consists of the following at December 31 (in thousands):

	Years ended December 31,
	2017	2016
Current:
State	$1	$—
Total current provision	1	—
Deferred:
Federal	9,781	(14,035)
State	3,171	(2,443)
Foreign	—	(114)
Total deferred expense (benefit)	12,952	(16,592)
Valuation allowance	(12,953)	16,592
Total income tax provision	$—	$—

Significant components of the Company’s taxes and the rates as of December 31 are shown below (in thousands, except percentages):

	Years ended December 31,
	2017		2016
Tax computed at the federal statutory rate	$(8,591)	34%	$(13,206)	34%
State tax, net of federal tax benefit	(697)	3%	(2,286)	6%
Foreign tax	—	—%	(114)	—%
Permanent Items	(706)	3%	(114)	—%
Tax credits	(431)	2%	(1,276)	3%
Valuation allowance increase	(11,029)	43%	16,996	(43)%
Tax rate change	21,454	(85)%	—	—%
Provision for income taxes	$—	—%	$—	—%

The Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed into law on December 22, 2017. The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The TCJA also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. We have not completed our determination of the accounting implications of the TCJA on our tax accruals. However, we have reasonably estimated the effects of the TCJA and recorded in our financial statements as of December 31, 2017 the provisional amounts for the revaluation of our net deferred tax assets and liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%. The provision estimate results in $19.5 million of tax expense offset by an adjustment to the valuation allowance. As we complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes as of December 31 are shown below (in thousands):

	Years ended December 31,
	2017	2016
Deferred tax assets:
Tax loss carryforwards	$29,713	$41,502
Research and development credits and other tax credits	3,084	2,817
Stock-based compensation	3,565	4,658
Other	945	1,283
Total deferred tax assets	37,307	50,260
Valuation allowance	(37,307)	(50,260)
Net deferred tax asset	$—	$—

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

10. Commitments and Contingencies

License and Service Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which Trovagene refers to as PCM-075. PCM-075 is an oral, investigative drug and a highly-selective adenosine triphosphate competitive inhibitor of the serine/threonine PLK 1. The Company plans to develop PCM-075 initially in patients with AML. Upon execution of the agreement, the Company paid $2.0 million in license fees which were expensed to research and development costs during the year ended December 31, 2017. The Company is committed to pay $1.0 million for future services provided by Nerviano, such as the costs to manufacture drug product, no later than June 30, 2019. Terms of the agreement also provide for the Company to pay royalties based on certain development and sales milestones.

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

Employment Agreements

The Company has longer-term contractual commitments with various employees. Certain employment agreements provide for severance payments.

Lease Agreements

The Company currently leases approximately 26,100 square feet facilities in San Diego under an operating lease that expires on December 31, 2021 at a monthly rental rate of approximately $68,000. The Company leased certain lab and office space in Torino, Italy, of approximately 2,300 square feet at a monthly rental rate of approximately $3,100. The lease was terminated at the end of September 2017. Rent expense for the years ended December 31, 2017 and 2016 was approximately $663,000 and $602,000, respectively.

The Company is also a party to various non-cancelable operating lease agreements for office equipment.

Total annual commitments under non-cancelable lease agreements for each of the years ended December 31 are as follows:

	Operating Leases	Sublease Income	Net Operating Leases
2018	$881,815	$(216,504)	$665,311
2019	906,879	(183,124)	723,755
2020	931,457	—	931,457
2021	959,401	—	959,401
2022	—	—	—
Thereafter	—	—	—
Total	$3,679,552	$(399,628)	$3,279,924

Public Offering and Controlled Equity Offering

On March 15, 2017, the Company filed a Form 424B5 to amend and supplement the information in the Company’s registration statement and prospectus, dated June 13, 2016, to offer and sell additional shares of the Company’s common stock having an aggregate offering price up to $20,698,357. The Company entered into an agreement with Cantor Fitzgerald & Co. (“Agent”) on January 25, 2013 to issue and sell up to $30,000,000 of shares of common stock through the Agent. As payment for its services, the Agent is entitled to a 3% commission on gross proceeds. Gross proceeds of $110,000 have been raised in 2017.

Database Usage

In March 2016 the Company entered into an agreement with an outside vendor to develop an online database for test requisition and test results. Under the agreement, the Company is obligated to pay a fixed development fee, and a usage fee each time an external user completes and submits a test order form to the database. To date, the Company has paid the fixed development fee. Costs incurred in connection with the usage fees were immaterial.

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

12. Restructuring Charges

On March 15, 2017, in connection with the addition of precision medicine therapeutics to its business, the Company announced a restructuring plan (the “Restructuring”) which included a reduction in force. As part of this restructuring, the Company elected to dissolve its wholly owned subsidiary, Trovagene Srl, in 2017, resulting in a reversal of foreign currency translation losses. The financial results of the dissolution is represented in the restructuring cost in the December 31, 2017 financial statements.

This restructuring has been completed as of December 31, 2017. The Company incurred approximately $2.2 million in restructuring charges, which has been included as a component of operating loss for the year ended December 31, 2017. Restructuring charges include approximately $1.1 million of costs related to termination of employees, which is net of a $125,000 stock-based compensation expense reversal for certain terminated employees. The remaining restructuring charges of approximately $485,000 were related to impairment of capitalized license fees. Of the total restructuring expenses recorded, approximately $262,000 remains to be paid as of December 31, 2017 and is included in accrued liabilities on the Company’s consolidated balance sheet.

13. Related Party Transactions

In March 2016, the Company engaged Rutan & Tucker, LLP, a law firm to represent Trovagene, Inc. with respect to various lawsuits. One of the partners from Rutan & Tucker, LLP, is the son of the Company’s Chairman of the Board. The fees for legal services are based on the hourly rates of the individuals performing the legal services. During the year ended December 31, 2017 and 2016, the Company incurred and recorded approximately $650,000 and $537,000 of legal expenses, net of insurance reimbursements, for services performed by Rutan & Tucker, LLP, respectively.

14. Selected Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations of the Company for years ended December 31, 2017 and 2016:

	Quarter Ended(1)
	March 31	June 30	September 30	December 31
	(dollars in thousands, except per share data)
2017
Revenues	$95	$102	$123	$185
Operating expenses	$10,221	$5,990	$5,921	$3,969

Net loss attributable to common stockholders	$(10,005)	$(8,052)	$(4,298)	$(2,576)
Net loss per common share - basic	$0.32	$(0.26)	$(0.12)	$(0.06)
Net loss per common share - diluted	$(0.32)	$(0.26)	$(0.12)	$(0.06)

Shares used in the calculation of net loss attributable to common stockholders - basic	30,961,014	30,991,740	36,465,672	40,182,071
Shares used in the calculation of net loss attributable to common stockholders - diluted	30,961,014	30,991,740	36,465,672	40,182,071

2016
Revenues	$120	$104	$89	$68
Operating expenses	$10,579	$10,084	$10,013	$9,850

Net loss attributable to common stockholders	$(10,269)	$(10,208)	$(10,197)	$(8,554)
Net loss per common share - basic	$(0.35)	$(0.34)	$(0.34)	$(0.28)
Net loss per common share - diluted	$(0.36)	$(0.34)	$(0.34)	$(0.34)

Shares used in the calculation of net loss attributable to common stockholders - basic	29,755,184	29,958,037	30,339,774	30,639,440
Shares used in the calculation of net loss attributable to common stockholders - diluted	30,108,377	29,958,037	30,339,774	30,711,946

(1) Basic and diluted net loss per common share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly net loss per common share amount may not agree to the total for the year.