Form 10-K
period 2018-12-31
Trovagene, Inc.
filed 2019-03-06
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $4.62 per share, which was the last sale price of the common stock as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $13,220,162.
As of February 15, 2019, 4,021,507 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

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

PART I

ITEM 1. BUSINESS

We are a clinical-stage, oncology therapeutics company, taking a precision medicine approach to develop targeted therapies for the treatment of patients with leukemias, lymphomas and solid tumor cancers. By integrating biomarkers into our clinical development programs, we will be able to identify patients who are most likely to respond to treatment across a number of cancer types and associated indications where there is a significant medical need to provide new therapeutic options.

Our drug candidate, onvansertib (formerly known as PCM-075), is a first-in-class, 3rd generation, oral and highly-selective Polo-like Kinase 1 (“PLK1”) adenosine triphosphate (“ATP”) competitive inhibitor. PLK1 is essential for precisely regulating the cell division and maintaining genome stability in mitosis (cell division), spindle assembly, and DNA damage response. Studies have shown that PLK1 is highly expressed in most cancers, and its over-expression is associated with poor prognosis in patients. Data has shown that blocking the expression of PLK1 by kinase inhibitors can effectively inhibit the proliferation of and induce apoptosis (death) of tumor cells.

On March 15, 2017, we announced the licensing of onvansertib, a PLK1 inhibitor, from Nerviano Medical Sciences S.r.l. (“Nerviano”), the largest oncology research and development company in Italy and a leader in protein kinase drug development (Polo-like Kinase Inhibitors).

Onvansertib is the only PLK1 selective ATP competitive inhibitor administered orally with apparent antitumor activity in different preclinical models currently in clinical development. The Polo-like Kinase family consists of 5 members (PLK1-PLK5) and they are involved in multiple functions in cell division, including the regulation of centrosome maturation, checkpoint recovery, spindle assembly, cytokinesis, apoptosis and many others. PLK1 plays a crucial role in the regulation of mitotic checkpoints. The overexpression of PLK1 can lead to immature cell division with aneuploidy, a hallmark of cancer. PLK1 is over-expressed in a wide variety of hematologic and solid tumor malignancies including acute myeloid leukemia, prostate, lung, breast, and colorectal cancer. In addition, several studies have shown that over-expression of PKL1 correlates with poor prognosis.

Onvansertib has been tested in-vivo in different xenograft and transgenic models at times suggesting tumor growth inhibition or tumor regression when used in combination with other therapies. Onvansertib has been tested for antiproliferative activity on a panel of 148 tumor cell lines and appeared highly active with an IC50 (a measure concentration for 50% target inhibition) below 100 nM in 75 cell lines and IC50 values below 1 uM in 133 out of 148 cell lines.

Onvansertib was developed to have high selectivity for PLK1, to be administered orally, and to have a relatively short drug half-life of approximately 24 hours compared to previous pan Polo-like inhibitors. A Phase 1 safety study was successfully completed in patients with advanced metastatic solid tumors and published in 2017 in Investigational New Drugs. We have three active Investigational New Drug (“IND”) applications in place with the U.S. Food and Drug Administration (“FDA”), two ongoing clinical studies and a third study planned for initiation in mid-2019. The first study is TROV-052 (ClinicalTrials.gov Identifier NCT03303339), a Phase 1b/2 open-label clinical trial of onvansertib in combination with standard-of-care low-dose cytarabine (“LDAC”) or decitabine for patients with relapsed or refractory Acute Myeloid Leukemia (“AML”). The second study is TROV-053 (ClinicalTrials.gov Identifier NCT03414034), a Phase 2 open-label clinical trial of onvansertib in combination with Zytiga® (abiraterone acetate)/prednisone, all administered orally, for patients with metastatic Castration-Resistant Prostate Cancer (“mCRPC”). The third study is TROV-054 (ClincalTrials.gov Identifier NCT03829410), a Phase 1b/2 open-label clinical trial of onvansertib in combination with FOLFIRI (folinic acid, fluorouracil and irinotecan) and Avastin® (bevacizumab) for patients with metastatic Colorectal Cancer (“mCRC”), who have a KRAS mutation.

Development of onvansertib, as part of a combination regimen with already approved drugs, has the potential to bring new treatment options to patients across a wide array of cancers. Onvansertib has shown preclinical antitumor activity as a single agent and synergy (interaction of discrete drugs such that the total effect is greater than the sum of the individual effects) in combination with numerous different chemotherapeutics and targeted therapies, such as Zytiga® (abiraterone acetate), Avastin® (bevacizumab), Camptosa® (irinotecan), Gemzar® (gemcitabine), Beleodaq® (belinostat), Venclexta® (venetoclax), quizartinib (AC220), a development stage FLT3 inhibitor, Taxol® (paclitaxel), and Velcade® (bortezomib) in AML, mCRPC, mCRC and other hematologic and solid tumor cancers.

On August 16, 2017, we announced results of preclinical research indicating potential synergy of onvansertib with an investigational FLT3 Inhibitor, quizartinib by Daiichi Sankyo, in FLT3 mutant xenograft mouse models. This synergy assessment study was conducted for us by a third-party contract research group. Approximately one third of AML patients harbor FLT3-mutated blood cancer cells. In the fourth quarter of 2018, the FDA approved Xospata (gilteritinib) by Astellas, which joins Rydapt® (midostaurin) by Novartis for the treatment adult patients with AML that are FLT3 mutation-positive. A third FLT3 inhibitors, quizartinib by Daiichi Sankyo, is currently under review by the FDA. We believe that a combination of onvansertib with a FLT3 inhibitor for AML patients with a FLT3 mutation could extend treatment response and possibly slow or reduce resistance to FLT3 activity.

On August 21, 2017, we announced results of preclinical research indicating potential synergy of onvansertib with a histone deacetylase (“HDAC”) inhibitor in Non-Hodgkin Lymphoma (“NHL”) cell lines. This synergy assessment study was conducted by Dr. Steven Grant, Associate Director for Translational Research and co-Leader, Developmental Therapeutics Program, Massey Cancer Center. Patients with relapsed or refractory NHL, such as cutaneous T-cell lymphoma and peripheral T-cell lymphoma, may be prescribed approved HDAC inhibitors and we believe this continues to be an area of unmet medical need. Dr. Grant’s data appeared to indicate that the combination of onvansertib with Beleodaq® (belinostat), an HDAC inhibitor indicated for the treatment of patients with relapsed or refractory peripheral T-cell lymphoma, reduced cancer cells by up to 80% in two different forms of NHL (aggressive double-hit B-cell lymphoma and mantle cell lymphoma) cell lines.

On October 18, 2017, we announced results of preclinical research indicating potential synergy of onvansertib with abiraterone acetate in C4-2 prostate cancer cells. This synergy assessment study was conducted by Dr. Michael Yaffe M.D., Ph.D. FACS, and David H. Koch Professor of Biology and Biological Engineering at Massachusetts Institute of Technology (“MIT”). The results appeared to indicate that the combination of onvansertib with Zytiga® (abiraterone) decreased cell viability in mCRPC tumor cells and the apparent synergy observed was greater than the expected effect of combining the two drugs. Zytiga® is indicated for use in combination with prednisone for the treatment of patients with mCRPC who have received prior chemotherapy containing docetaxel. We believe there is an unmet medical need to improve on the resistance to hormone therapy and extend the benefit of response to abiraterone for mCRPC patients.

Our strategy includes integrating a predictive clinical biomarker approach into our onvansertib clinical development program, which we believe may enable us to tailor treatment to specific sub-populations of patients who are most likely to respond and have a positive clinical impact. PLK1 uniquely phosphorylates translational control tumor protein (“TCTP”) to form pTCTP and inhibition of this enzymatic activity by onvansertib appears to be predictive of patient response to treatment.

Onvansertib Phase 1 Safety Study in Solid Tumors

A Phase 1 safety study of onvansertib was completed in patients with advanced metastatic solid tumor cancers and published in July 2017, in the peer-reviewed journal Investigational New Drugs. Dr. Glen Weiss, Medical Oncologist at Goodyear, AZ and affiliated with Cancer Treatment Centers of America at Western Regional Medical Center, was the principal investigator and first author of the publication, entitled “Phase 1 Dose-Escalation Study of NMS-1286937, an Orally Available Polo-like Kinase 1 Inhibitor, in Patients with Advanced or Metastatic Solid Tumors.” This study evaluated first-cycle dose limiting toxicities and related maximum tolerated dose with data indicating a manageable safety profile for onvansertib (also known as PCM-075 and NMS-1286937) for the treatment of advanced or metastatic solid tumors, with transient adverse events that were likely related to the drug’s mechanism of action. The authors believe that data from preclinical work, coupled with the results of the Phase 1 trial, suggest that onvansertib could become a new therapeutic option for the treatment of solid tumor and hematologic cancers.

In this trial, onvansertib was administered orally, once daily for five consecutive days, every three weeks, to evaluate first cycle dose-limiting toxicities and related maximum tolerated dose in adult subjects with advanced/metastatic solid tumors. The study was also intended to evaluate onvansertib’s pharmacokinetic profile in plasma, its anti-tumor activity, and its ability to modulate intracellular targets in biopsied tissue. The study identified thrombocytopenia and neutropenia as the primary toxicities, which is consistent with the expected mechanism of action of onvansertib and results from preclinical studies. These hematologic toxicities were reversible, with recovery usually occurring within 3 weeks. No GI disorders, mucositis, or alopecia was observed, confirming that bone marrow cells are the most sensitive to onvansertib inhibition with the applied dosing schedule.

We are utilizing the existing IND applications to develop onvansertib in solid tumors as part of our clinical development expansion plans, with our initial focus in mCRPC and mCRC.

Onvansertib Phase 2 Study in metastatic Castration-Resistant Prostate Cancer

On December 14, 2017, we announced the submission of our Phase 2 protocol of onvansertib in combination with abiraterone acetate (Zytiga® - Johnson & Johnson) for the treatment of mCRPC, to the FDA and our active solid tumor IND. In this multi-center, open-label, Phase 2 trial, onvansertib in combination with the standard dose of Zytiga® and prednisone, all administered orally, will be evaluated for safety and efficacy. The primary efficacy endpoint is the proportion of patients achieving disease control after 12 weeks of study treatment, as defined by lack of Prostate Specific Antigen (“PSA”) progression in patients who are showing signs of early progressive disease (rise in PSA but minimally symptomatic or asymptomatic) while currently receiving androgen deprivation therapy (“ADT”), abiraterone and prednisone.

This ongoing Phase 2 clinical study is being conducted at three Harvard Medical sites: Beth Israel Deaconess Medical Center, Dana Farber Cancer Institute and Massachusetts General Hospital, in Boston Massachusetts. Dr. David Einstein at the Genitourinary Oncology Program at Beth Israel Deaconess Medical Center and Harvard Medical School is the principal investigator for the Phase 2 mCRPC trial.

Onvansertib Phase 1b/2 Study in metastatic Colorectal Cancer

In December 2018, we submitted a new IND application and protocol for our Phase 1b/2 trial of onvansertib in combination with FOLFIRI and Avastin® (bevacizumab) for the second-line treatment of metastatic Colorectal Cancer with a KRAS mutation. On January 16, 2019, we received notification from the FDA that the “study may proceed” and on January 29, 2019, we announced an agreement with PoC Captital, LLC to fund the clinical development program. In this open-label, Phase 1b/2 trial, onvansertib in combination with standard-of-care FOLFIRI and Avastin® is being evaluated for safety and efficacy. The trial, A Phase 1b/2 Study of Onvansertib in Combination with FOLFIRI and Bevacizumab for Second‑Line Treatment of Metastatic Colorectal Cancer in Patients with a KRAS Mutation, will enroll up to 44 patients. We plan to conduct this trial at two prestigious cancer centers: USC Norris Comprehensive Cancer Center and The Mayo Clinic Arizona, with initiation anticipated in mid-2019.

Onvansertib Phase 1b/2 Study in Acute Myeloid Leukemia

In June 2017, we announced the submission of our IND application and our Phase 1b/2 protocol of onvansertib in combination with standard-of-care chemotherapy for the treatment of AML to the FDA. In July 2017, we received notification from the FDA that our Phase 1b/2 clinical trial of onvansertib in patients with AML “may proceed”. On October 9, 2017, we announced that the FDA granted Orphan Drug Designation to onvansertib for the treatment of AML. We initiated our Phase 1b/2 AML trial in November 2017 and enrolled our first patient in February 2018. On August 29, 2018, we announced that the European Medicinal Agency granted Orphan Drug Designation to onvansertib for the treatment of AML in the European Union (“EU”).

The Phase 1b/2 is an open-label trial to evaluate the safety and anti-leukemic activity of onvansertib in combination with standard-of-care chemotherapy in patients with AML. Phase 1b is a dose escalation trial to evaluate the safety, tolerability, dose and scheduling of onvansertib, and to determine a recommended clinical treatment dose for the Phase 2 continuation trial.

Pharmacokinetics of onvansertib and correlative biomarker activity will be assessed throughout the Phase 1b and Phase 2 segments of the trial. The Phase 2 continuation trial is open-label with administration of the recommended onvansertib clinical dose in combination with standard-of-care chemotherapy to further evaluate safety and assess efficacy. Doses of onvansertib will be administered orally each day on Days 1-5, in a 21 - 28-day cycle in both Phase 1b and Phase 2.

In 2018, we completed the first three dose escalation treatment cohorts (12mg/m2, 18mg/m2 and 27mg/m2) in the Phase 1b segment of this trial. A total of nine sites are conducting this trial, which is being led by Hematologist Jorge Cortes, M.D., Deputy Department Chair, Department of Leukemia, Division of Cancer Medicine, The University of Texas MD Anderson Cancer Center and Hematologist Amer Zeidan, MBBS, MHS, assistant professor of Medicine at Yale School of Medicine, Hematology expert at Yale Cancer Center.

Optimizing Drug Development with Correlative Biomarker Analysis using Circulating Tumor DNA

We have significant experience and expertise with biomarkers and technology in cancer, including AML. We are using our Precision Cancer Medicine (“PCM®”) technology to measure PLK1 enzymatic activity to potentially identify patients most likely to respond to onvansertib and to measure patient therapy response. The TCTP is phosphorylated by PLK1 at residue serine 46 (pTCTP) and has been shown to be a specific marker of PLK1 activity in-vivo in preclinical models. In our ongoing clinical trial in AML, we validated that pTCTP and TCTP are present and can be detected by capillary Western-Blot (“WB”) in peripheral blood mononuclear cells (“PBMC”) isolated from healthy donors and AML patients, 24-hours after blood collection. As an exploratory objective of the Phase 1b segment of the trial, we are assessing the extent of PLK1 inhibition by onvansertib in patients receiving treatment and plan to use this information and methodology going forward in the Phase 2 continuation trial, and beyond.

Technological advancements in the molecular characterization of cancers have enabled researchers to identify an increasing number of key molecular drivers of cancer progression. These discoveries have led to multiple novel anticancer therapeutics, and clinical benefit in selected patient populations. As a clinical-stage oncology therapeutics company developing targeted therapies to treat leukemias, lymphomas and solid tumor cancers, our objective is to optimize drug development by using our proprietary Precision Cancer Medicine expertise and biomarker strategy as part of our approach.

Our laboratory in San Diego, California, enables us to use our technology platform to optimize drug development and patient care. In the clinical development of our drug candidate, onvansertib, correlative biomarker analysis are being used to help inform decisions in the evaluation of dose-response and optimal regimen for desired pharmacologic effect and safety. Additionally, some biomarkers can be used as a surrogate endpoint for efficacy and/or toxicity, as well as predicting patients’ response by identifying certain patient populations that are more likely to respond to the drug therapy.

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

The Market

Onvansertib

We are a clinical-stage oncology therapeutics company with our primary focus on the development of our drug candidate, onvansertib, a first-in-class, 3rd generation, oral and highly-selective PLK1 inhibitor to treat leukemias, lymphomas and solid tumor cancers.

There have been several drug candidates in this class of targeted oncology therapeutics to enter clinical trials; however, onvansertib is the lead candidate and is differentiated from other ATP competitive inhibitors in that:

•	its inhibition of PLK1 is highly-selective and the half maximal inhibitory concentration (IC50) for PLK2 and PLK3 is over 5,000-fold of that for PLK1;

•	it has a relatively short half-life of approximately 24 hours;

•	it is available in an oral gelcap formulation;

•	it allows for flexible dosing and scheduling;

•	it has demonstrated safety and tolerability;

•	it is synergistic in combination with numerous chemotherapies and targeted therapeutics, which may enhance efficacy and duration of response.

The unacceptable toxicity of prior PLK inhibitors, such as volasertib from Boehringer Ingelheim, may be due to non-selective inhibition of PLK2 and PLK3 and a much longer half-life (approximately 135 hours) that could result in drug accumulation, which ultimately may have led to unsatisfactory clinical outcomes.

We believe the efficacy of PLK1 inhibition in AML has already been shown in the proof-of-concept trial of volasertib. Therefore, onvansertib’s highly-selective activity, oral dosing and short half-life could enable favorable efficacy and safety with potential survival benefits in AML patients with relapsed/refractory disease or newly-diagnosed disease and ineligible for intensive induction therapy.

In 2018, we initiated a Phase 1b/2 open-label clinical trial of onvansertib in combination with standard-of-care chemotherapy in AML patients to evaluate the safety/tolerability, determine the maximum tolerated dose (“MTD”), and assess preliminary efficacy. This study is on file at ClinicalTrials.gov with the Identifier NCT03303339. We also initiated a Phase 2 open-label clinical trial in patients with mCRPC in combination with Zytiga®. The mCRPC Phase 2 trial is on file at ClinicalTrials.gov with the Identifier NCT03414034. In 2019 we plan to initiate a Phase 1b/2 open-label clinical trial in mCRC in patients with a KRAS mutation in combination with FOLFIRI and Avastin® in the second-line treatment setting. This study is on file at ClinicalTrials.gov with the Identifier NCT03829410. As such, we have three active IND applications in place with the FDA, one with the hematologic division and two with the solid tumor division. This enables us to quickly activate to conduct clinical trials of our drug candidate, onvansertib, in leukemias, lymphomas and solid tumor cancers.

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

One of the largest costs associated with development of a new therapy is the phases and size of human clinical studies required to identify the cohort of responders, and the resulting statistical power required. By measuring specific genetic markers, it may be possible to pre-identify, and subsequently screen for, the most likely responders to the therapy, and to limit patient recruitment to this subset. This strategy could significantly reduce the cost to develop a drug and improve development time lines. We believe that there is significant research potential for our PCM® technology to be incorporated into these clinical trial protocols, and ultimately into post-approval patient identification protocol.

Our Business Strategy

We are a clinical-stage, oncology therapeutics company, taking a precision medicine approach to develop targeted therapies for the treatment of patients with leukemias, lymphomas and solid tumor cancers. By integrating biomarkers into our clinical development programs, we believe we will be able to identify patients who are most likely to respond to treatment. Specifically, we are developing drugs that target mitosis (cell division) to treat a variety of cancers and indications for which there is a significant medical need to introduce new treatment options for patients.

Our intellectual property and proprietary technology enables us to analyze ctDNA and clinically actionable markers for predicting response to cancer therapies.

Research and Development

We have historically made substantial investments in research and development. Our research and development efforts are prioritized on the clinical development of our drug candidate, onvansertib, and our related biomarker assay development and pre-clinical research. Our research and development team is composed of researchers and scientists (PhD’s), laboratory associate scientists, and experts in drug development and tumor genomics.

Research and development expenses for the years ended December 31, 2018 and 2017 were approximately $8.2 million and $7.9 million, respectively.

Intellectual Property

We consider the protection of our proprietary technologies and products, as well as our ability to maintain patent protection intended to cover the composition of matter of our product candidates, their methods of use, and other related technology and inventions, to be a critical element in the success of our business. As of December 31, 2018, our wholly-owned and licensed intellectual property included 61 issued patents and 10 pending patent applications in the U.S. and abroad.  The pending applications include multiple international applications filed under the Patent Cooperation Treaty (“PCT applications”) that may be used as the basis for multiple additional patent applications.

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

Our license agreement related to onvansertib grants us exclusive, worldwide licenses under a portfolio of patents covering three broad areas: (1) Directed to onvansertib, related compounds and processes for making compounds; pharmaceutical compositions and methods of treating diseases characterized by dysregulated protein kinase activity; (2) Directed to salts and pharmaceutical compositions of onvansertib; methods of treating mammals in need of PLK inhibition; and

(3) Directed to synergistic combinations of onvansertib and one or more of a broad range of antineoplastic agents, and pharmaceutical compositions of those combinations.  Members of this patent group expire between 2026 and 2029.

On October 11, 2017, we entered into a Patent Option Agreement with MIT for the exclusive rights to negotiate a royalty-bearing, limited-term exclusivity license to practice world-wide patent rights to US Patent 9,566,280, subject to the rights of MIT (research, testing, and educational purposes), Ortho McNeil Pharmaceuticals-Janssen Pharmaceuticals and its Affiliates (internal research and pre-clinical drug development purposes including some laboratory research) and the federal government (government-funded inventions claimed in any patent rights and to exercise march in rights). This patent is generally directed to combination therapies including an antiandrogen or androgen antagonist and polo-like kinase inhibitor for the treatment of cancer.

On September 19, 2018, we entered into an Exclusive Patent License Agreement with MIT for combination therapy for anti-androgens and Polo-like kinase inhibitors in prostate cancer. The patent agreement covers the rights to develop combination therapies and identified predictive clinical biomarkers across cancer types, expanding potential indications for onvansertib. Under the agreement, Trovagene has exclusive rights to develop combination therapies that include anti-androgen or androgen antagonist and a PLK inhibitor for the treatment of cancer. The exclusive license agreement is part of our strategy to explore the efficacy of onvansertib in combination with anti-androgen drugs in cancers including prostate, breast, pancreatic, lung and gastrointestinal.

On January 23, 2019, we announced the issuance of a new patent (10,155,006), entitled Combination Therapies and Methods of Use Thereof for Treating Cancer, by the U.S. Patent and Trademark Office (“USPTO”). This patent broadens previously issued patent (9,566,280), by expanding the use of onvansertib to encompass combination therapies with any anti-androgen and androgen antagonist drug, such as Zytiga, Xtandi and Erleada for the treatment of metastatic and non-metastatic castrate-resistant prostate cancer.

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

Manufacturing and Distribution

We have a supplier agreement with NerPharMa, S.r.l., a pharmaceutical manufacturing company and a subsidiary of Nerviano, to manufacture drug product for onvansertib. The agreement covers the clinical and commercial supply of onvansertib, and includes both Active Pharmaceutical Ingredients (“API”) and Good Manufacturing Process (“GMP”) production of capsules.

Government Regulation

We operate in a highly regulated industry that is subject to significant federal, state, local and foreign regulation. Our present and future business has been, and will continue to be, subject to a variety of laws including, the Federal Food, Drug, and Cosmetic Act (“FDC Act”), and the Public Health Service Act, among others.

The FDC Act and other federal and state statutes and regulations govern the testing, manufacturing, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. As a result of these laws and regulations, product development and product approval processes are very expensive and time-consuming.

FDA Approval Process

In the United States, pharmaceutical products, including biologics, are subject to extensive regulation by the FDA. The FDC Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacturing, storage, record keeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (“NDAs”) or biologic license applications (“BLAs”) warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

Pre-clinical tests include laboratory evaluation as well as animal trials to assess the characteristics and potential pharmacology and toxicity of the product. The conduct of the pre-clinical tests must comply with federal regulations and requirements including good laboratory practices. The results of pre-clinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long term pre-clinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not objected to the IND within this 30-day period, the clinical trial proposed in the IND may begin.

Clinical trials involve the administration of the investigational drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations and good clinical practices (“GCP”) as well as under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time or impose other sanctions if it believes that the clinical trial is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The clinical trial protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (“IRB”) for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

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

Biologics may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement, before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs. We cannot be certain that the FDA or any other regulatory agency will grant approval for our product candidate for any other indications or any other product candidate for any indication on a timely basis, if at all.

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

The federal Anti-Kickback Statute which prohibits, any person or entity from, among other things, knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in-kind, to induce or reward either the referring of an individual for, or the purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid, or any other federally financed healthcare program. The term “remuneration” has been broadly interpreted to include anything of value. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other hand. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

The federal false claims and civil monetary penalty laws, including the Federal False Claims Act, which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, prohibits any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to the federal government, or knowingly making, using or causing to be made, a false statement or record material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Criminal prosecution is also possible for making or presenting a false, fictitious or fraudulent claim to the federal government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the company’s marketing of the product for unapproved, and thus non-reimbursable, uses.

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which, among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of, or payment for, benefits, items or services.

HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009 (“HITECH”) and its implementing regulations, which impose certain requirements relating to the privacy, security, transmission and breach reporting of individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates that perform services for them that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

The federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services (“HHS”) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Healthcare Reform in the United States

In the United States, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect the future results of pharmaceutical manufactures’ operations. In particular, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. Most recently, the Patient Protection and Affordable Care Act (“PPACA”) was enacted in March 2010, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

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

•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price (“AMP”);

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

Individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm a pharmaceutical manufacturer’s business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce ultimate demand for certain products or put pressure on product pricing, which could negatively affect a pharmaceutical manufacturer’s business, results of operations, financial condition and prospects.

In addition, given recent federal and state government initiatives directed at lowering the total cost of healthcare, Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription drugs and biologics and the reform of the Medicare and Medicaid programs. While no one can predict the full outcome of any such legislation, it may result in decreased reimbursement for drugs and biologics, which may further exacerbate industry-wide pressure to reduce prescription drug prices. This could harm a pharmaceutical manufacturer’s ability to generate revenue. Increases in importation or re-importation of pharmaceutical products from foreign countries into the United States could put competitive pressure on a pharmaceutical manufacturer’s ability to profitably price products, which, in turn, could adversely affect business, results of operations, financial condition and prospects. A pharmaceutical manufacturer might elect not to seek approval for or market products in foreign jurisdictions in order to minimize the risk of re-importation, which could also reduce the revenue generated from product sales. It is also possible that other legislative proposals having similar effects will be adopted.

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
Some drugs benefit from additional government incentives. Orphan drugs receive special consideration from the FDA in order to encourage pharmaceutical companies to develop treatments for rare diseases. Incentives for the development of orphan drugs include quicker approval time and potential financial assistance, including waiver of the Prescription Drug User Fee Act (“PDUFA”). Companies are often permitted to charge substantial prices for orphan drugs, making them more profitable than they would be without government intervention. As a result, the development of orphan drugs continues to grow at a faster rate than the development of traditional pharmaceuticals. The FDA granted Orphan Drug Designation (“ODD”) to onvansertib in the treatment of AML in October 2017. The European Commission granted ODD to onvansertib in the treatment of AML in Europe in August 2018.

Competition

Onvansertib is not the first PLK inhibitor that has entered clinical development; however, it currently is the only oral PLK1 inhibitor in active clinical development and delivers highly-selective PLK1 inhibition, which suggests that it could demonstrate survival benefits in relapsed or refractory AML patients without the adverse events that have prohibited the advancement of other PLK1 inhibitors. Onvansertib is also synergistic in combination with numerous chemotherapies and targeted therapeutics and may enhance and/or extend response to treatment across a number of hematologic and solid tumor cancers.

A Phase 1 trial in advanced metastatic solid tumor cancers has been completed and published in Investigational New Drugs. A Phase 1b/2 trial in AML was initiated in November 2017, with the first patient treated in February, 2018 and a total of nine sites participating. A Phase 2 trial in mCRPC was initiated in June, 2018 with the Harvard Medical Cancer Centers - Beth Israel Deaconess Medical Center, Dana Farber Cancer Institute and Massachusetts General Hospital - with the first patient treated in August, 2018. An IND and protocol for a Phase 1b/2 trial in mCRC was submitted to the FDA in December, 2018 and we received notification that the trial may proceed in January, 2019. The trial will be conducted at two sites - USC Norris Comprehensive Cancer Center and The Mayo Clinic - with anticipated activation in mid-2019.

The most prominent PLK inhibitor tested in late-stage clinical development, thus far, is volasertib, developed by Boehringer Ingelheim. In a randomized Phase 2 trial of volasertib plus LDAC in 87 AML patients not eligible for induction therapy, patients received LDAC 20mg twice-daily subcutaneously on days 1-10 or LDAC plus volasertib 350 mg IV on days 1 + 15 every four weeks.  The response rate (complete remission and complete remission with incomplete blood count recovery) was higher for LDAC + volasertib vs LDAC (31.0% vs 13.3%; p=0.052). Median event-free survival was significantly prolonged by LDAC + volasertib compared with LDAC (5.6 vs 2.3 months). The encouraging results led to the Phase 3 POLO-AML-2 study in early 2013, which enrolled 666 elderly patients (65 years or older) with newly diagnosed AML, who were not eligible for intensive induction therapy. However; in June, 2016, Boehringer Ingelheim reported that LDAC + volasertib did not meet the primary endpoint of objective response; although better than LDAC alone, the difference was not statistically significant. The data also showed an unfavorable overall survival trend for the experimental arm, with the safety profile of the LDAC + volasertib dosing regimen considered as the main reason for the trend. The fact that volasertib demonstrated survival benefits in the Phase 2 trial provided proof-of-concept for PLK inhibition as a mechanism of action for an AML therapy; however, its unacceptable safety profile may have resulted from the fact that volasertib’s inhibition of PLK1 is not highly selective and it also inhibits PLK2 and PLK3. By contrast, onvansertib is able to deliver much more selective inhibition of PLK1 than volasertib. Onvansertib also has a half-life of 24 hours vs volasertib’s 135 hours and it is orally administered.

GSK461364, developed by GSK, appears to have less sensitivity to PLK2 and PLK3 than volasertib, although it is not as specific to PLK1 as onvansertib. GSK461364 was investigated in a Phase 1 study in patients with advanced solid tumor cancers. The best response was prolonged stable disease of more than 16 weeks that occurred in 15% of patients. However, GSK461364 had off target adverse events including grade 4 pulmonary emboli. Venous thrombotic emboli (VTE) and myelosuppression were the most common grade 3-4 drug-related events; and VTE occurred in 20% of patients, which demanded co-administration of anticoagulants. There are no further clinical updates for GSK461364 after the Phase 1 study.

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

Employees

As of February 15, 2019, we had a total of 13 employees, 12 of whom were full-time. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Corporation Information

We were originally incorporated under the laws of the State of Florida in April 2001. In January 2010, we re-incorporated under the laws of the State of Delaware and changed our name to Trovagene, Inc. In June 2012, our common stock was listed on The Nasdaq Capital Market under the ticker symbol TROV. Our corporate website address is www.trovageneoncology.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at www.trovageneoncology.com as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. An investor should carefully consider the risks described below as well as other information contained in this Annual Report on Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”). The risks and uncertainties described below are not the only ones we face.

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

We are a development stage company and have incurred losses since our formation. As of December 31, 2018, we have an accumulated total deficit of approximately $192.2 million. For the fiscal years ended December 31, 2018 and 2017, we had a net loss attributable to common stockholders of approximately $19.3 million and $24.9 million, respectively. To date, we have experienced negative cash flow from development of our product candidate, onvansertib. We have generated limited revenue from operations, and we expect to incur substantial net losses for the foreseeable future as we seek to further develop and commercialize onvansertib. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from onvansertib or attain profitability, we will not be able to sustain operations.

Because of the numerous risks and uncertainties associated with developing and commercializing onvansertib, we are unable to predict the extent of any future losses or when we will attain profitability, if ever. We may never become profitable and you may never receive a return on an investment in our common stock. An investor in our common stock must carefully consider the substantial challenges, risks and uncertainties inherent in the attempted development and commercialization of onvansertib. We may never successfully commercialize onvansertib, and our business may not be successful.

We will need to raise substantial additional capital to develop and commercialize onvansertib and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.

As of December 31, 2018, our cash and cash equivalents balance was approximately $11.5 million and our working capital was approximately $9.8 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidate. We have historically relied upon private and public sales of our equity, as well as debt financings to fund our operations. In order to raise additional capital, we may seek to sell additional equity and/or debt securities or obtain a credit facility or other loan, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidate, restrict our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital at acceptable terms would result in a material and adverse impact on our operations.

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

Our product candidate, onvansertib, is in the early stages of development and its commercial viability remains subject to current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidate, our business will be materially harmed.

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

Even if we demonstrate favorable results in preclinical studies and early-stage clinical trials, we cannot assure you that the results of late-stage clinical trials will be favorable enough to support the continued development of our product candidate. A number of companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failures in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our product candidate may not be predictive of the results we may obtain in later-stage trials. Furthermore, even if the data collected from preclinical studies and clinical trials involving our product candidate demonstrate a favorable safety and efficacy profile, such results may not be sufficient to support the submission of a NDA or a BLA to obtain regulatory approval from the FDA in the U.S., or other similar regulatory agencies in other jurisdictions, which is required to market and sell the product.

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

In addition, we may experience numerous unforeseen events during, or as a result of, preclinical studies and the clinical trial process, which could delay or impede our ability to advance the development of, receive regulatory approval for, or commercialize our product candidate, including, but not limited to:

•	communications with the FDA, or similar regulatory authorities in different countries, regarding the scope or design of a trial or trials;

•	regulatory authorities, including an IRB or Ethical Committee (“EC”), not authorizing us to commence or conduct a clinical trial at a prospective trial site;

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

We have limited resources dedicated to designing, conducting and managing preclinical studies and clinical trials. We intend to rely on third parties, including clinical research organizations, consultants and principal investigators, to assist us in designing, managing, monitoring and conducting our preclinical studies and clinical trials. We intend to rely on these vendors and individuals to perform many facets of the drug development process, including certain preclinical studies, the recruitment of sites and patients for participation in our clinical trials, maintenance of good relations with the clinical sites, and ensuring that these sites are conducting our trials in compliance with the trial protocol, including safety monitoring and applicable regulations. If these third parties fail to perform satisfactorily, or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures, and therefore the preclinical studies and clinical trials of our product candidate may be delayed or prove unsuccessful. Further, the FDA, or other similar foreign regulatory authorities, may inspect some of the clinical sites participating in our clinical trials in the U.S., or our third-party vendors’ sites, to determine if our clinical trials are being conducted according to Good Clinical Practices. If we or the FDA determine that our third-party vendors are not in compliance with, or have not conducted our clinical trials according to, applicable regulations we may be forced to delay, repeat or terminate such clinical trials.

We have limited capacity for recruiting and managing clinical trials, which could impair our timing to initiate or complete clinical trials of our product candidate and materially harm our business.

We have limited capacity to recruit and manage the clinical trials necessary to obtain FDA approval or approval by other regulatory authorities. By contrast, larger pharmaceutical and bio-pharmaceutical companies often have substantial staff with extensive experience in conducting clinical trials with multiple product candidates across multiple indications. In addition, they may have greater financial resources to compete for the same clinical investigators and patients that we are attempting to recruit for our clinical trials. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for onvansertib.

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

The product candidate that we, or our collaborators, are developing requires regulatory approval to advance through clinical development and to ultimately be marketed and sold, and are subject to extensive and rigorous domestic and foreign government regulation. In the U.S., the FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical and biopharmaceutical products. Our product candidate is also subject to similar regulation by foreign governments to the extent we seek to develop or market it in those countries. We, or our collaborators, must provide the FDA and foreign regulatory authorities, if applicable, with preclinical and clinical data, as well as data supporting an acceptable manufacturing process, that appropriately demonstrate our product candidate’s safety and efficacy before it can be approved for the targeted indications. Our product candidate has not been approved for sale in the U.S. or any foreign market, and we cannot predict whether we or our collaborators will obtain regulatory approval for any product candidates we are developing or plan to develop. The regulatory review and approval process can take many years, is dependent upon the type, complexity, novelty of, and medical need for the product candidate, requires the expenditure of substantial resources, and involves post-marketing surveillance and vigilance and ongoing requirements for post-marketing studies or Phase 4 clinical trials. In addition, we or our collaborators may encounter delays in, or fail to gain, regulatory approval for our product candidate based upon additional governmental regulation resulting from future legislative, administrative action or changes in FDA’s or other similar foreign regulatory authorities’ policy or interpretation during the period of product development. Delays or failures in obtaining regulatory approval to advance our product candidate through clinical development, and ultimately commercialize them, may:

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

Furthermore, we have adopted an operating model that largely relies on the outsourcing of a number of responsibilities and key activities to third-party consultants, and contract research and manufacturing organizations in order to advance the development of our product candidate. Therefore, our success depends in part on our ability to retain highly qualified key management, personnel, and directors to develop, implement and execute our business strategy, operate the company and oversee the activities of our consultants and contractors, as well as academic and corporate advisors or consultants to assist us in this regard. We are currently highly dependent upon the efforts of our management team. In order to develop our product candidate, we need to retain or attract certain personnel, consultants or advisors with experience in drug development activities that include a number of disciplines, including research and development, clinical trials, medical matters, government regulation of pharmaceuticals, manufacturing, formulation and chemistry, business development, accounting, finance, regulatory affairs, human resources and information systems. We are highly dependent upon our senior management and scientific staff, particularly Thomas H. Adams, Ph.D., our Chairman and Chief Executive Officer (“CEO”). The loss of services of Dr. Adams or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidate.

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

The results of preclinical studies and early clinical trials of new drugs do not necessarily predict the results of later-stage clinical trials. The design of our clinical trials is based on many assumptions about the expected effects of our product candidate, and if those assumptions are incorrect it may not produce statistically significant results. Preliminary results may not be confirmed on full analysis of the detailed results of an early clinical trial. Product candidates in later stages of clinical trials may fail to show safety and efficacy sufficient to support intended use claims despite having progressed through initial clinical testing. The data collected from clinical trials of our product candidate may not be sufficient to support the filing of an NDA or to obtain regulatory approval in the United States or elsewhere. Because of the uncertainties associated with drug development and regulatory approval, we cannot determine if or when we will have an approved product for commercialization or achieve sales or profits.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that our existing product candidate or any product candidate we may seek to develop in the future will ever obtain regulatory approval.

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

We have not previously submitted a BLA, or a NDA, to the FDA, or similar drug approval filings to comparable foreign authorities, for our product candidate, and we cannot be certain that our product candidate will be successful in clinical trials or receive regulatory approval. Further, our product candidate may not receive regulatory approval even if it is successful in clinical trials. If we do not receive regulatory approvals for our product candidate, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our collaborators’ ability to obtain regulatory approval of the companion diagnostics to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patients that we are targeting for our product candidate are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

If approved and commercialized, onvansertib would compete with several currently approved prescription therapies for the treatment of AML. To our knowledge, other potential competitors are in earlier stages of development. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for onvansertib.

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

We do not currently possess internal manufacturing capacity. We plan to utilize the services of contract manufacturers to manufacture our clinical supplies. Any curtailment in the availability of onvansertib, however, could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

We continue to pursue API and drug product supply agreements with other manufacturers. We may be required to agree to minimum volume requirements, exclusivity arrangements or other restrictions with the contract manufacturers. We may not be able to enter into long-term agreements on commercially reasonable terms, or at all. If we change or add manufacturers, the FDA and comparable foreign regulators may require approval of the changes. Approval of these changes could require new testing by the manufacturer and compliance inspections to ensure the manufacturer is conforming to all applicable laws and regulations and GMP. In addition, the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our product candidate.

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

While we will oversee compliance by our contract manufacturers, ultimately we will not have control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of our product candidate is compromised due to a manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of onvansertib or other product candidates, entail higher costs or result in us being unable to effectively commercialize our product candidates. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

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

If we materially breach or default under the Nerviano Agreement, Nerviano will have the right to terminate the agreement and we could lose critical license rights, which would materially harm our business.

Our business is substantially dependent upon certain intellectual property rights that we license from Nerviano. Therefore, our commercial success will depend to a large extent on our ability to maintain and comply with our obligations under the Nerviano Agreement. The Nerviano Agreement provides the right to terminate for an uncured breach by us, or if we are insolvent or the subject of a bankruptcy proceeding, or potentially other reasons. We expect that other technology in-licenses that we may enter into in the future will contain similar provisions and impose similar obligations on us. If we fail to comply with any such obligations such licensor will likely terminate their out-licenses to us, in which case we would not be able to market products covered by these licenses, including our onvansertib asset. The loss of our license with Nerviano with respect to onvansertib, and potentially other licenses that we enter into in the future, would have a material adverse effect on our business. In addition, our failure to comply with obligations under our material in-licenses may cause us to become subject to litigation or other potential disputes under any such license agreements.

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

We may delay or terminate the development of our product candidate at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business.

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

We are a small company with 13 full-time employees as of December 31, 2018. Future growth of our company will impose significant additional responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development of our product candidate. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

Additionally, there are a number of state, federal and international laws protecting the privacy and security of health information and personal data. For example, HIPAA imposes limitations on the use and disclosure of an individual’s healthcare information by healthcare providers, healthcare clearinghouses, and health insurance plans, or, collectively, covered entities, and also grants individuals rights with respect to their health information. HIPAA also imposes compliance obligations and corresponding penalties for non-compliance on individuals and entities that provide services to healthcare providers and other covered entities. As part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), the privacy and security provisions of HIPAA were amended. ARRA also made significant increases in the penalties for improper use or disclosure of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general. As amended by ARRA and subsequently by the final omnibus rule adopted in 2013, HIPAA also imposes notification requirements on covered entities in the event that certain health information has been inappropriately accessed or disclosed: notification requirements to individuals, federal regulators, and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by the U.S. Department of Health and Human Services. Most states have laws requiring notification of affected individuals and/or state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms, to ensure ongoing protection of personal information. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers or to alleviate problems caused by such breaches.

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

As a public company, we incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC, and the Nasdaq Stock Market LLC. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted. There is significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that have required the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and, as a result of the new corporate governance and executive compensation related rules, regulations and guidelines prompted by the Dodd-Frank Act and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will continue to cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.

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

•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the AMP;

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

Our currently pending or future patent applications may not result in issued patents and any patents issued to us may be challenged, invalidated or held unenforceable. Furthermore, we cannot be certain that we were the first to make the invention claimed in our issued patents or pending patent applications in the U.S., or that we were the first to file for protection of the inventions claimed in our foreign issued patents or pending patent applications. In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, the U.S. enacted sweeping changes to the U.S. patent system under the Leahy-Smith America Invents Act, including changes that would transition the U.S. from a “first-to-invent” system to a “first-to-file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition, we may become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine our entitlement to patents, and these proceedings may conclude that other patents or patent applications have priority over our patents or patent applications. It is also possible that a competitor may successfully challenge our patents through various proceedings and those challenges may result in the elimination or narrowing of our patents, and therefore reduce our patent protection. Accordingly, rights under any of our issued patents, patent applications or future patents may not provide us with commercially meaningful protection for our products or afford us a commercial advantage against our competitors or their competitive products or processes.

The patents issued to us may not be broad enough to provide any meaningful protection, one or more of our competitors may develop more effective technologies, designs or methods without infringing our intellectual property rights and one or more of our competitors may design around our proprietary technologies.

If we are not able to protect our proprietary technology, trade secrets and know-how, our competitors may use our inventions to develop competing products. Our patents may not protect us against our competitors, and patent litigation is very expensive. We may not have sufficient cash available to pursue any patent litigation to its conclusion because we currently do not generate revenues other than licensing, milestone and royalty income.

We cannot rely solely on our current patents to be successful. The standards that the USPTO and foreign patent offices use to grant patents, and the standards that U.S. and foreign courts use to interpret patents, are not the same, are not always applied predictably or uniformly and can change, particularly as new technologies develop. As such, the degree of patent protection obtained in the U.S. may differ substantially from that obtained in various foreign countries. In some instances, patents have been issued in the U.S. while substantially less or no protection has been obtained in Europe or other countries.

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

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

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

Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications and could further require us to obtain rights to issued patents covering such technologies. There may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our potential products or processes. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the U.S. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position with respect to such inventions. In addition, we cannot assure you that we would prevail in any of these suits or that the damages or other remedies that we are ordered to pay, if any, would not be substantial. Claims of intellectual property infringement may require us to enter into royalty or license agreements with third parties that may not be available on acceptable terms, if at all. We may also be subject to injunctions against the further development and use of our technology, which could materially adversely affect our business, prospects and financial condition.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could materially adversely affect our ability to raise the funds necessary to continue our operations.

Certain rights that we in-license from third-parties are not within our control, and we may be negatively impacted if we lose those rights.

We license some of the technology that is necessary for our products and services from third parties. In connection with such in-licenses, we may agree to pay the licensor royalties based on sales of our products, which become a cost of product revenues and impact the margins on our products and services. We may need to in-license other technologies in the future to commercialize on our products and services. We may also need to negotiate licenses after launching our products and services. Our business may suffer if any such licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid, or if we are unable to enter into necessary licenses on acceptable terms.

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

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. For example, during the year ended December 31, 2018, the closing price of our common stock ranged from a low of $3.08 to a high of $33.34. These fluctuations may be due to various factors, many of which are beyond our control, including:

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

We have never paid any cash dividends on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends on our common stock in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors that our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates. In addition, the terms of the Series A Convertible Preferred Stock prohibit us from paying dividends to the holders of our common stock so long as any dividends due on the Series A Convertible Preferred Stock remain unpaid. Investors in our common stock should not rely on an investment in our company if they require dividend income.

If securities or industry analysts do not publish research or reports about our business, or if they adversely change their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

If we fail to comply with the continuing minimum closing bid requirement of Nasdaq or fail to comply with or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. A delisting of our common stock from The Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease approximately 26,100 square feet of laboratory and office space for our headquarters in San Diego, California under a lease agreement, as amended from time to time, that expires in December 2021. We believe that our facilities are adequate for our current and near-term needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock has traded on The Nasdaq Capital Market under the symbol “TROV” since May 30, 2012.

Number of Stockholders

As of February 15, 2019, we had approximately 63 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2018.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	112,724	$106.40	106,300
Equity Compensation Plans Not Approved by Stockholders(1)	753	$240.96	—
Total	113,477		106,300

(1)
Represents the following options to purchase common stock granted on November 17, 2010: (i) an option to purchase 463 shares with an exercise price of $216.00 per share, (ii) an option to purchase 174 shares with an exercise price of $324.00 per share, and (iii) an option to purchase 116 shares with an exercise price of $216.00 per share. All the options were vested in full on the date of grant and will expire on November 17, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a clinical-stage, oncology therapeutics company, taking a precision cancer medicine approach to develop drugs that target mitosis (cell division) to treat various types of cancer, including leukemias, lymphomas and solid tumors. By integrating a biomarker strategy into our development programs we will be able to identify patients more likely to respond to treatment.

On March 15, 2017, we announced that we licensed onvansertib, a PLK1 inhibitor, from Nerviano, pursuant to a license agreement with Nerviano dated March 13, 2017. Onvansertib was developed to have high selectivity to PLK1 (at low nanomolar IC50 levels), to have ideal pharmacokinetics, including oral bioavailability and administration and a drug half-life of approximately 24 hours, allowing for flexible dosing and scheduling, and is well tolerated and safe with only mild- to moderate side effects reported to-date. A safety study of onvansertib has been successfully completed in patients with advanced metastatic solid tumors and published in 2017 in Investigational New Drugs. We currently are enrolling a Phase 1b/2 open-label clinical trial of onvansertib in combination with standard-of-care chemotherapy in patients with AML. The Phase 1b/2 clinical trial is led by Hematologist Jorge Eduardo Cortes, M.D., Deputy Department Chair, Department of Leukemia, Division of Cancer Medicine, The University of Texas MD Anderson Cancer Center and Amer Zeidan, MBBS, MHS, assistant professor of Medicine at Yale School of Medicine, Hematology expert at Yale Cancer Center. Nine clinical trial sites across the U.S. are currently participating in this trial. In addition, the Company is enrolling patients for its Phase 2 open-label clinical trial of onvansertib in combination with abiraterone acetate (Zytiga®) and prednisone in patients with mCRPC. This trial is being led by David Einstein, M.D., at the Genitourinary Oncology Program at BIDMC and Harvard Medical School and, in addition to BIDMC, this trial is being conducted at DFCI and MGH.

Our intellectual property and proprietary technology allows us to analyze ctDNA and clinically actionable markers. Unique to our clinical development plan, and a key component of our precision cancer medicine approach, is the integration of predictive clinical biomarkers to identify patients most likely to respond to treatment.

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

Onvansertib has been tested in-vivo in different xenograft and transgenic models suggesting tumor growth inhibition or tumor regression when used in combination with other therapies. Onvansertib has been tested for antiproliferative activity on a panel of 148 tumor cell lines and appeared highly active with an IC50 (a measure concentration for 50% target inhibition) below 100 nM in 75 cell lines and IC50 values below 1 uM in 133 out of 148 cell lines. Onvansertib also appears active in cells expressing multi-drug resistant (“MDR”) transporter proteins and we believe its apparent ability to overcome the MDR transporter resistance mechanism in cancer cells could prove useful in broader drug combination applications.

In in-vitro and in-vivo pre-clinical studies, synergy (interaction of discrete drugs such that the total effect is greater than the sum of the individual effects) has been demonstrated with onvansertib when used in combination with numerous different chemotherapies, including cisplatin, cytarabine, doxorubicin, gemcitabine and paclitaxel, as well as targeted therapeutics, such as abiraterone acetate (Zytiga®), HDAC inhibitors, such as belinostat (Beleodaq®), quizartinib (AC220), a development stage FLT3 inhibitor, and bortezomib (Velcade®). These therapies are used clinically for the treatment of leukemias, lymphomas and solid tumor cancers, including AML, NHL, mCRPC, mCRC, and Triple Negative Breast Cancer (“TNBC”).

We continue to focus on advancing our two active clinical trials with onvansertib and to initiating our third trial in 2019. We have achieved a number of key milestones during the year ended December 31, 2018 and anticipate achieving the following milestones throughout 2019:

Phase 1b/2 Trial of Onvansertib in Combination with Either Low-Dose Cytarabine or Decitabine for the Treatment of Acute Myeloid Leukemia.

•	Presented data from the AML trial at the 60th annual American Society of Hematology (“ASH”) conference in December 2018.

•	Provided topline preliminary safety and efficacy data on the combination of onvansertib + LDAC and the combination of onvansertib + decitabine in patients treated through the end of 2018.

•	Completed the first three dose levels in the Phase 1b dose-escalation segment of the AML trial (12 mg/m2, 18 mg/m2 and 27 mg/m2) without experiencing dose-limiting toxicities in 2018.

•	Complete Phase 1b dose escalation cohorts and identify the recommended Phase 2 dose (“RP2D”) for the Phase 2 continuation trial.

•
Initiate the Phase 2 segment of the AML trial, which will enroll approximately 32 patients for continued evaluation of safety and preliminary efficacy of onvansertib in combination with either LDAC or decitabine.

•	Present data at the American Association for Cancer Research (“AACR”) annual conference in April, 2019.
Phase 2 trial of Onvansertib in Combination with Abiraterone Acetate (Zytiga®) and Prednisone for the Treatment of Metastatic Castration-Resistant Prostate Cancer.

•	Completed enrollment and evaluation of the 3 safety lead-in patients with onvansertib at 24 mg/m2 in combination with abiraterone acetate (Zytiga®) and prednisone in 2018.

•	Present data from the mCRPC trial at the 2019 Genitourinary Cancers Symposium (“ASCO GU”).

•	Provide topline preliminary safety and efficacy data of onvansertib in combination with abiraterone acetate (Zytiga®) and prednisone in patients completing 4 cycles (12 weeks) of treatment, in 2019.

•	Present data at the AACR annual conference in April 2019.
Phase 2 trial of Onvansertib in Combination with FOLFIRI and Avastin® (bevacizumab) for the Treatment of Metastatic Colorectal Cancer.

•	Completed submission of new IND and Phase 1b/2 protocol to the FDA.

•	Received notification from the FDA that the “study may proceed”.

•	Entered into agreement with PoC Capital, LLC to fund the clinical development program.

•	Activate two clinical trial sites to conduct the study: USC Norris Comprehensive Cancer Center and The Mayo Clinic.

•	Initiate trial in mid-2019.

•	Enroll Phase 1b dose escalation segment of trial to identify the maximum tolerated dose and recommended Phase 2 dose.

•	Provide initial safety and clinical benefit data for patients treated in 2019.

During 2018, we advanced our business with the following activities:

•	Announced New Data from Phase 1b/2 Study of Onvansertib in Combination with LDAC or Decitabine Demonstrates Response to Treatment in Relapsed/Refractory AML.

On December 3, 2018, we announced that preliminary anti-leukemic activity demonstrates >80% patient benefit to treatment with onvansertib in combination with LDAC or decitabine in dose escalation phase of our AML trial.

•	Announced New Patent Claim Allowances Affirming Broad Patent Portfolio Coverage of NPM1 Mutations by the United States Patent and Trademark Office.

On October 24, 2018, we announced that the USPTO has allowed claims that affirm broad coverage of NPM1 mutation testing; Patent Application 14/750331, entitled “Nucleophosmin Protein (“NPM”) Mutants, Corresponding Gene Sequences and Uses Thereof.” This patent encompasses broad claims around the assessment of NPM1 mutational status in any cancer type, including AML.

•	Announced Exclusive License Agreement with MIT for Combination Therapy of Anti-Androgens and Polo-like Kinase Inhibitors in Prostate Cancer.

On October 3, 2018, we announced that we have entered into an exclusive patent license agreement with the MIT. Under the agreement, we have exclusive rights to develop combination therapies that include anti-androgen or androgen antagonist and a Polo-like Kinase inhibitor for the treatment of cancer. The exclusive license agreement is part of our strategy to explore the efficacy of onvansertib in combination with anti-androgen drugs in cancers including prostate, breast, pancreatic, lung and gastrointestinal.

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

On September 5, 2018, we announced we have developed a method for predicting response to treatment by measuring the ability of onvansertib to inhibit PLK1 in patients with AML. PLK1 uniquely phosphorylates TCTP to form pTCTP and inhibition of this enzymatic activity by onvansertib appears to be predictive of patient response to treatment. In the ongoing Phase1b/2 open label clinical trial in AML, PLK1 inhibition is being assessed 3-hours following administration, at the approximate peak concentration (Cmax) of onvansertib. In the first six patients treated, the greatest target engagement, or inhibition of PLK1, was observed in the three patients who showed a response to treatment. We have filed a U.S. patent application with the USPTO to protect our method for evaluating responsiveness of a cancer to a PLK1 inhibitor by determining the ability of the PLK1 inhibitor to inhibit phosphorylation of a unique target of PLK1 in cells of the cancer.

•	Announced European Commission Grants Orphan Drug Designation to Onvansertib (PCM-075) for Treatment of Acute Myeloid Leukemia in Europe.

On August 29, 2018, we announced that the European Commission has endorsed the positive opinion of the Committee for Orphan Medicinal Products (“COMP”) and has granted ODD for onvansertib for the treatment of patients with AML. Orphan drug designation by the European Commission provides regulatory and financial incentives to us, including reduced fees during the product development phase, direct access to centralized marketing authorization in the EU, and 10-year market exclusivity following product approval.

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

•	Announced Presentation of Data at American AACR Meeting 2018 on Pharmacodynamic and Tumor Biomarkers During Treatment with Onvansertib (PCM-075) and Low-Dose Cytarabine.

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

Our accumulated deficit through December 31, 2018 is $192,191,215. To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities.

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

Revenues

We recognize revenue when control of our products and services is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of goods or service to the customer, meaning the customer has the ability to use and obtain the benefit of goods or service. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control. For sales-based royalties, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Royalty and License Revenues

We license and sublicense our patent rights to healthcare companies, medical laboratories and biotechnology partners. These agreements may involve multiple elements such as license fees, royalties and milestone payments. Revenue is recognized when the criteria described above have been met as well as the following:

•Up-front nonrefundable license fees pursuant to agreements under which we have no continuing performance obligations are recognized as revenues on the effective date of the agreement and when collection is probable.

•Minimum royalties are recognized as earned, and royalties are earned based on the licensee’s use. We estimate and record licensee’s sales based on historical usage rate and collectability.

Payment terms and conditions vary by contracts, although terms generally include a requirement of payment within 30 to 45 days after invoice. Minimum royalties are generally due quarterly or annually.

Cost of Revenue

Cost of revenue represents the cost of materials, personnel costs and costs associated with processing specimens including pathological review, quality control analyses, and delivery charges necessary to render an individualized test result. Costs associated with performing tests are recorded as the tests are processed.

Derivative Financial Instruments—Warrants

Our derivative financial instruments—warrants liabilities are related to warrants issued in connection with financing transactions and are therefore not designated as hedging instruments. All derivatives are recorded on our consolidated balance sheets at fair value in accordance with current accounting guidelines for such complex financial instruments.

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

The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding volatility of our common stock price, remaining life of the warrant, and risk-free interest rates at each period end. Therefore we use model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classify such warrants in Level 3 per ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). At December 31, 2018 and 2017, the fair value of such warrants was $32,315 and $649,387, respectively, and was recorded as a liability under the caption “derivative financial instruments—warrants” on the consolidated balance sheet.

Research and Development

Research and development expense, which includes expenditures in connection with an in-house research and development laboratory, salaries and staff costs, clinical trials, regulatory and scientific consulting fees and clinical samples, as well as clinical collaborators and insurance, are accounted for in accordance with FASB ASC Topic 730-10-55-2, Research and Development. Also, as prescribed by this guidance, patent filing and maintenance expenses are considered legal in nature and therefore classified as general and administrative expense. More detailed discussions of our research and development expense are under “Results of Operations” below. Costs are not allocated to projects as the majority of the costs relate to employees and facilities costs and we do not track employees’ hours by project or allocate facilities costs on a project basis.

While certain of our research and development costs may have future benefits, our policy of expensing all research and development expenditures is predicated on the fact that we have no history of successful commercialization of oncology therapeutic products to base any estimate of the number of future periods that would be benefited.

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

License Fees

We expense amounts paid to acquire licenses associated with products under development when the ultimate recoverability of the amounts paid is uncertain and the technology has no alternative future use when acquired. Acquisitions of technology licenses are charged to expense or capitalized based upon management’s assessment regarding the ultimate recoverability of the amounts paid and the potential for alternative future use. We have determined that technological feasibility for our product candidates is reached when the requisite regulatory approvals are obtained to make the product available for sale.

Restructuring

Restructuring costs are included in loss from operations in the consolidated statements of operations. We have accounted for these costs in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. One-time termination benefits are recorded at the time they are communicated to the affected employees.

Stock-based Compensation

We rely heavily on incentive compensation in the form of stock options, restricted stock units (“RSU”) and restricted stock awards (“RSA”) to recruit, retain and motivate directors, executive officers, employees and consultants. Incentive compensation in the form of stock options, RSU, and RSA is designed to provide long-term incentives, develop and maintain an ownership stake and conserve cash. Stock-based compensation expense related to stock options for employees and directors is recognized in the consolidated statement of operations based on estimated amounts, including the grant date fair value and the expected service period. We estimate the grant date fair value using a Black-Scholes model. Stock-based compensation recorded in our consolidated statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. We recognize the value of the awards on a straight-line basis over the awards’ requisite service periods. The requisite service period is generally the time over which our stock-based awards vest. Compensation expense for RSU and RSA is measured at the grant date and recognized ratably over the vesting period in the consolidated statement of operations. The fair value of RSU and RSA is determined based on the closing market price of our common stock on the grant date.

We account for equity instruments granted to non-employees in accordance with the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which amends the FASB Accounting Standards Codification in order to simplify the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU 2018-07, most of the guidance on such payments to nonemployees is now aligned with the requirements for share-based payments granted to employees. Accordingly, the stock options for nonemployees are measured on the grant date, and the measurement will be fixed at the grant date.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

See Item 8. Financial Statements—Note 2 Basis of Presentation and Summary of Significant Accounting Policies in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Results of Operations

Years Ended December 31, 2018 and 2017

Revenues

Our total revenues were $378,325 and $505,404 for the years ended December 31, 2018 and 2017, respectively. Total revenues consisted of the following:

	For the years ended December 31,
	2018	2017	(Decrease)/Increase
Royalty income	$250,453	$285,444	$(34,991)
Service revenue	127,872	219,960	(92,088)
Total revenues	$378,325	$505,404	$(127,079)

The $34,991 decrease in royalty income in the year ended December 31, 2018 is mainly due to the termination of certain royalty agreements. Service revenue includes revenue from diagnostic service and clinical research services. The decrease in service revenue for the year ended December 31, 2018 as compared to the prior period is primarily resulting from closing down our CLIA laboratory. We expect our royalties to fluctuate as the royalties are sales-based or usage-based royalties on our intellectual property license. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees. In addition, we do not expect any service revenue in the future as a result of disposition of our CLIA laboratory and as we focus on the development of oncology therapeutics.

Cost of Revenue

Our total cost of revenue was $597,457 in the year ended December 31, 2018, as compared to $1,811,424 in the year ended December 31, 2017. Cost of revenue mainly relates to the costs of our diagnostic service revenues and these costs are recognized at the completion of testing. The decrease in cost of revenues in the year ended December 31, 2018 compared to the prior period is primarily a result of the disposition of our CLIA laboratory.

Research and Development Expenses

Research and development expenses consisted of the following:

	For the years ended December 31,
	2018	2017	Increase/(Decrease)
Salaries and staff costs	$1,652,071	$1,541,766	$110,305
Stock-based compensation	752,127	1,026,497	(274,370)
Clinical trials, outside services, and lab supplies	4,744,448	2,125,374	2,619,074
Facilities	856,412	1,064,561	(208,149)
Travel and scientific conferences	110,501	80,714	29,787
Fees, license and other	48,452	2,043,738	(1,995,286)
Total research and development expenses	$8,164,011	$7,882,650	$281,361

Research and development expenses increased by $281,361 to $8,164,011 for the year ended December 31, 2018 from $7,882,650 for the year ended December 31, 2017. Our costs have increased primarily due to the increase in clinical trials, outside services, and lab supplies offset by the decrease in fees, license and other. Research and development expenses related to clinical trials, outside services, and lab supplies increased for the year ended December 31, 2018 as compared to the prior year resulting from two ongoing clinical trials for the development of onvansertib. The decrease in fees, license and other was primarily due to the $2.0 million license fee payment in March 2017 to Nerviano for development and commercialization rights to onvansertib. We expect an increase of research and development costs as we continue the development of onvansertib.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	For the years ended December 31,
	2018	2017	Increase/(Decrease)
Salaries and staff costs	$2,797,588	$3,572,132	$(774,544)
Board of Directors’ fees	452,018	474,676	(22,658)
Stock-based compensation	1,392,012	3,027,597	(1,635,585)
Outside services and consultants	861,252	1,090,067	(228,815)
Legal and accounting fees	778,387	3,924,147	(3,145,760)
Facilities and insurance	1,020,311	1,236,384	(216,073)
Travel and conferences	431,084	569,222	(138,138)
Fees, license and other	272,931	338,651	(65,720)
Total selling, general and administrative	$8,005,583	$14,232,876	$(6,227,293)

Selling, general and administrative expenses decreased by $6,227,293 to $8,005,583 for the year ended December 31, 2018, from $14,232,876 for the year ended December 31, 2017. The overall decrease in selling, general and administrative expenses was due to the decrease in legal and accounting fees and reduction in force. The decrease in legal and accounting fees primarily resulted from the $2.1 million litigation settlement with the former CEO and CFO during the year ended December 31, 2017. During the year ended December 31, 2018, we reduced the number of our selling, general and administrative personnel, thereby bringing down our average headcount to eight from twelve in the prior year. Therefore, our personnel related costs were decreased for the year ended December 31, 2018 as compared to the prior year. In addition, in August 2017, a total of 10,352 shares of immediately vested RSA were granted to our former CEO. Per the agreement, the income taxes associated with the RSA were also paid by our Company. This event further increased the personnel costs and stock-based compensation expenses for the year ended December 31, 2017. Our selling, general and administrative costs may increase in future periods in order to support fundraising activities and general business activities as we continue to develop and introduce new product offerings.

Restructuring

In May 2018, we closed our CLIA laboratory operations in order to streamline our business model. The loss recognized from disposition of CLIA laboratory was reported as restructuring charges in the December 31, 2018 consolidated financial statements. For the year ended December 31, 2018, we recorded total restructuring charges of approximately $664,000, the majority of which was related to loss on sublease of office and laboratory space.

In March, 2017, we announced a strategic restructuring plan in connection with the focus on precision medicine therapeutics to our business. The restructuring plan includes a reduction in force and was completed in the last quarter of 2017. For the year ended December 31, 2017, we recorded total restructuring charges of approximately $2.2 million. Of the total restructuring charges, approximately $1.1 million was related to termination of employees and an approximately $0.5 million charge related to impaired license fees.

Interest Income and Expense

Interest income was $219,430 and $147,883 for the years ended December 31, 2018 and 2017, respectively. The increase of interest income is primarily due to a higher money market fund balance and higher interest rate. Interest expense was $25,409 and $1,033,939 for the years ended December 31, 2018 and 2017, respectively. The decrease of interest expense is resulting from pay-off of our term loan and Equipment Line of Credit.

Change in Fair Value of Derivative Financial Instruments—Warrants

We have issued warrants to purchase shares of our common stock that are accounted for as derivative liabilities. As of December 31, 2018, the derivative financial instruments—warrants liabilities related to securities issued were revalued to $32,315, resulting in a decrease in fair value of $617,072 from December 31, 2017 based primarily upon the change in our stock price from $22.14 at December 31, 2017 to $3.15 at December 31, 2018, and the changes in the expected term, volatility and risk-free interest rates for the expected term. The decrease in value was recorded as non-operating gain for the year ended December 31, 2018.

Net Loss

Net loss and per share amounts were as follows:

	For the years ended December 31,
	2018	2017	Increase/(Decrease)
Net loss attributable to common stockholders	$(19,254,951)	$(24,930,984)	$(5,676,033)
Net loss per common share — basic	$(8.26)	$(51.76)	$(43.50)
Net loss per common share — diluted	$(8.26)	$(51.76)	$(43.50)

Weighted-average shares outstanding — basic	2,330,180	481,672	1,848,508
Weighted-average shares outstanding — diluted	2,330,180	481,672	1,848,508

The decrease in net loss attributable to common stockholders of $5,676,033 to $19,254,951 for the year ended December 31, 2018 from $24,930,984 for the year ended December 31, 2017 resulted primarily from a decrease in operating expenses as compared to the prior year, offset by a one-time, non-cash deemed dividend recognized from beneficial conversion features of Series B Convertible Preferred Stock issuance. Basic and diluted net loss per share for the year ended December 31, 2018 were impacted by the increase in both basic and diluted weighted-average shares outstanding resulting from the sale and issuance of approximately 1.5 million shares of common stock through a public offering, the issuance of approximately 1.5 million shares of common stock upon conversion of Series B Convertible Preferred Stock, and issuance of approximately 0.1 million shares of common stock in connection with the exercise of warrants and vesting of restricted stock units.

Liquidity and Capital Resources

As of December 31, 2018, we had $11,453,133 in cash and cash equivalents. Net cash used in operating activities for the year ended December 31, 2018 was $13,199,013, compared to $23,281,067 for the year ended December 31, 2017. Our use of cash was primarily a result of the net loss of $16,461,178 for the year ended December 31, 2018, adjusted for items mainly related to stock-based compensation of $2,174,627, depreciation and amortization of $859,487, and gain from the change in fair value of derivatives of $617,072. The changes in our operating assets and liabilities consisted primarily of higher accounts payable and accrued expenses, an increase in other asset, and a decrease in accounts receivable and unbilled receivable and prepaid expenses. At our current and anticipated levels of operating losses, we expect to continue to incur an operating cash outflow for the next several years. As of December 31, 2018 and 2017, we had working capital of $9,799,947 and $5,522,917, respectively. The increase in working capital is primarily due to the increase in cash and cash equivalents offset by the pay-off of our Equipment Line of Credit.

Net cash provided by investing activities was $22,842 and $23,962,225 for the year ended December 31, 2018 and 2017, respectively. Investing activities during the year ended December 31, 2018 consisted primarily of proceeds from disposal of capital equipment of $27,942, while investing activities during the year ended December 31, 2017 consisted primarily of net sales and maturities of short-term investments of $24,061,786.

Net cash provided by financing activities was $16,403,540 during the year ended December 31, 2018, compared to $6,378,057 used in financing activities during the year ended December 31, 2017. Financing activities during the year ended December 31, 2018 related primarily to sales of Common Stock and Series B Convertible Preferred Stock and proceeds from exercise of warrants, offset by the pay-off of our Equipment Line of Credit. Financing activities during the year ended December 31, 2017 consisted primarily of the pay-off of term loan resulting in debt extinguishment offset by the sale of common stock.

Based on our current business plan and assumptions, we expect to continue to incur significant losses and require significant additional capital to further advance our clinical trial programs and support our other operations. Considering our current cash resources, we believe our existing resources will be sufficient to fund our planned operations into third quarter of 2019. In addition, we have based our cash sufficiency estimates on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated. These circumstances raise substantial doubt about our ability to continue as a going concern.

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

Controlled Equity Offering and Public Offerings

On May 27, 2016 we filed a Form S-3 Registration Statement to offer and sell in one or more offerings, any combination of common stock, preferred stock, debt securities, warrants, or units having an aggregate initial offering price not exceeding $250,000,000. The preferred stock, debt securities, warrants, and units may be convertible or exercisable or exchangeable for common stock or preferred stock or other securities. This Registration Statement was declared effective on June 13, 2016. Gross proceeds of $2.4 million from the sale of 5,859 shares of our common stock at a weighted-average price of $403.92 under a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. as sales agent (the “Agent”) have been raised since the date of effectiveness of the Form S-3 on June 13, 2016.

On March 15, 2017, we filed a supplement to our Form S-3 registration statement to offer and sell additional shares of our common stock having an aggregate offering price up to $20,698,357 through the Agent. Gross proceeds of approximately $110,000 were raised in 2017 through the Controlled Equity Offering Agreement with the Agent.

On July 19, 2017, we closed a registered direct offering of 85,993 shares of our common stock. In a concurrent private placement, we also issued warrants to purchase up to 64,495 shares of its common stock. The warrants will be exercisable six months following the date of issuance, will expire on the fifth anniversary of the initial exercise date and have an exercise price of $101.52 per share. The combined purchase price for one registered share of common stock and one unregistered warrant to purchase 0.75 of an unregistered share of common stock was $82.80. The net proceeds to us were approximately $6.5 million.

On December 19, 2017 we closed a public offering of 203,936 shares of our common stock and common warrants to purchase up to an aggregate of 212,738 shares of common stock. Each share of common stock was sold together with a common warrant to purchase one share of common stock at a combined effective price to the public of $21.60 per share and accompanying common warrant. The common warrants are exercisable immediately at an exercise price of $21.60 per share and will expire five years from the date of issuance. The net proceeds to us was approximately $4.1 million.

On June 12, 2018, we closed an underwritten public offering consisted of 1,523,333 shares of common stock, warrants to purchase an aggregate of 3,450,000 shares of common stock, including the over-allotment option for 450,000 option warrants, at an exercise price of $6.60 per share, and 8,860 shares of Series B Convertible Preferred Stock with a stated value of $1,000. The net proceeds to us were approximately $16.2 million.

On January 25, 2019, we entered into a Master Services Agreement and a Stock and Warrant Subscription Agreement with PoC Capital, LLC (“PoC”), whereby PoC has agreed to finance $1,675,000 in clinical studies, including the development costs associated with Phase 1b/2 trial of onvansertib in combination with FOLFIRI and Avastin® in patients with mCRC harboring KRAS mutation in exchange for (i) 183,334 shares of our common stock, (ii) 200,000 shares of Series C Convertible Preferred Stock, each share of which is convertible into 1.67 shares of common stock, and (iii) warrants to purchase 150,000 shares of common stock with an exercise price of $3.762, expiring on January 25, 2024. Any clinical costs in excess of the financed amount will be our responsibility. PoC will not make payments to us, but directly to the contract research organization based on the invoices.

NASDAQ Notice

On September 5, 2017, we received a written notice from the Nasdaq Stock Market LLC that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market, as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock continued to trade on the Nasdaq Capital Market under the symbol “TROV”. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had until March 5, 2018, to regain compliance with the minimum bid price requirement.

On March 6, 2018, the Nasdaq Capital Market informed us that we were eligible for an additional 180 calendar day period until September 4, 2018 to regain compliance with the minimum $1.00 bid price per share requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period.

On September 7, 2018, we received a letter from Nasdaq indicating that, based upon our continued non-compliance with the Minimum Bid Price Rule, our common stock would be subject to delisting unless we requested a hearing before a Nasdaq Hearings Panel. We timely requested a hearing before the Panel which was held on November 8, 2018. On November 15, 2018, we announced that the Panel granted our request for continued listing on The Nasdaq Capital Market, subject to effecting a reverse stock split of our common stock and evidencing a closing bid price of over $1.00 for at least 10 consecutive trading days. On February 12, 2019, we announced that our stockholders approved a reverse stock split of our issued and outstanding shares of common stock and on February 19, 2019, we effected a six for one reverse stock split of our issued and outstanding shares of common stock. If we do not regain compliance with Nasdaq requirements for continued listing or fail to comply with other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. A delisting of our common stock from The Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

Contractual Obligations and Commitments

The following table is a summary of contractual obligations that existed as of December 31, 2018, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Payments Due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$2,833,666	$914,540	$1,909,835	$9,291	$—
Service agreement (1)	541,687	541,687	—	—	—
Total obligations	$3,375,353	$1,456,227	$1,909,835	$9,291	$—

(1)	Represents amounts that will become due upon future delivery of supplies and services from various parties under service contracts as of December 31, 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and cash equivalent primarily consists of deposits and money market deposits managed by commercial banks as of December 31, 2018. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term money marketable funds as of December 31, 2018. Due to the short-term duration of our investment portfolio and the relatively low risk profile of our investments, a sudden change in interest rates would not have a material effect on the fair market value of our portfolio, nor our operating results or cash flows.

We do not believe our cash and cash equivalents have significant risk of default issues; however, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current stability of financial institutions, we believe that we will not experience losses on these deposits.

Foreign Currency Risk

We face the foreign currency risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Changes in foreign currency exchange rates can create foreign exchange gains or losses to us. We did not incur significant foreign currency gains or losses for the years ended December 31, 2018 and December 31, 2017.

Effects of Inflation

We do not believe that inflation and changing prices during the years ended December 31, 2018 and 2017 had a significant impact on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

As of December 31, 2018, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of February 15, 2019.

Name	Age	Position
Thomas H. Adams, Ph.D.	76	Chief Executive Officer and Chairman of the Board
Mark Erlander, Ph.D.	59	Chief Scientific Officer
John Brancaccio	70	Director
Gary S. Jacob, Ph.D.	71	Director
Dr. Rodney S. Markin	62	Director
Dr. Athena Countouriotis	47	Director

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers serve at the discretion of the board.

Executive Biographies

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Thomas H. Adams.  Thomas H. Adams, Ph.D., has been our Chairman of the Board since April 2009 and Chief Executive Officer since June 2018. Dr. Adams served as our interim Chief Executive Officer from March 28, 2016 until April 25, 2016. Dr. Adams has served as the Chairman of Clearbridge BioPhotonics, Inc., an imaging solutions company, since April 2013. From June 2005 through 2011, Dr. Adams served as a director of IRIS International, Inc., a diagnostics company, and has served as Chief Technology Officer of IRIS since April 2006. Dr. Adams was the Head of Iris Molecular Diagnostics from 2006 until November 2012 and has served as the President of Iris Personalized Medicine since 2011. In November 2012, IRIS was acquired by Danaher Corporation. Dr. Adams served as Chairman and Chief Executive Officer of Leucadia Technologies, a privately held medical-device company, from 1998 to April 2006, when Leucadia was acquired by IRIS. In 1989, Dr. Adams founded Genta, Inc., a publicly held biotechnology company in the field of antisense technology, and served as its Chief Executive Officer until 1997. Dr. Adams founded Gen-Probe, Inc. in 1984 and served as its Chief Executive Officer and Chairman until its acquisition by Chugai Biopharmaceuticals, Inc. in 1989. Dr. Adams has served as a director of Synergy Pharmaceuticals Inc., a biotechnology company, since July 2009 and has served as a director of Gensignia Life Sciences, Inc., a molecular diagnostics company, since October 2014. Dr. Adams has served as a director of ContraVir Pharmaceuticals, Inc., an antiviral biotechnology company, since September 2016. Dr. Adams holds a Ph.D. in Biochemistry from the University of California, at Riverside. The Board believes that Dr. Adams’ executive leadership, particularly in the diagnostic field, and the extensive healthcare expertise he has developed qualifies Dr. Adams to serve as a director of our company.

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

Gary S. Jacob.  Gary S. Jacob, Ph.D., has served as a director of our company since February 2009. Since November 2018, Dr. Jacob has been the Chief Executive Officer of Immuron Limited, an Australian microbiome biopharmaceutical company. From July 2008 until December 2017, Dr. Jacob was President and Chief Executive Officer of Synergy Pharmaceuticals Inc., and he served as its Chairman from September 2013 to November 2018. On December 12, 2018, Synergy Pharmaceuticals Inc. filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Dr. Jacob has been Chairman of ContraVir Pharmaceuticals, Inc. since May 2013. Dr. Jacob also served as a director of Callisto Pharmaceuticals, Inc. from October 2004 until its merger with Synergy Pharmaceuticals, Inc. in January 2013. Prior to 1999, Dr. Jacob served as a Monsanto Science Fellow, specializing in the field of glycobiology, and from 1997 to 1998, he was Director of Functional Genomics, Corporate Science & Technology, at Monsanto Company. Dr. Jacob earned a B.S. in Chemistry from the University of Missouri, and holds a Ph.D. in Biochemistry from the University of Wisconsin-Madison. The Board believes that Dr. Jacob’s broad management expertise in the pharmaceutical and biotechnology industries provides relevant experience in a number of strategic and operational areas and qualifies him to serve as a director of our company.

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

Dr. Athena Countouriotis.  Dr. Athena Countouriotis has been a director of our company since September 2017. Dr. Countouriotis has served as Chief Executive Officer of Turning Point Therapeutics, Inc. since September 2018 and previously was Executive Vice President and Chief Medical Officer beginning in May 2018. Dr. Countouriotis brings significant experience leading clinical development programs, from preclinical through clinical stages, and approval. Over the course of her career, she has been involved in multiple clinical programs, with a focus within oncology, both hematologic and solid tumor indications, that have supported regulatory approvals in the U.S. and Europe. From June 2017 to May 2018, Dr. Countouriotis served as Senior Vice President, Chief Medical Officer at Adverum Biotechnologies. Prior to joining Adverum, she served as Senior Vice President and Chief Medical Officer at Halozyme Therapeutics from January 2015 to May 2017. From February 2012 to January 2015, Dr. Countouriotis was Chief Medical Officer at Ambit Biosciences through the initial development of quizartinib, a small molecule FLT3 inhibitor for the treatment of Acute Myeloid Leukemia, and ultimate acquisition of the company by Daiichi Sankyo. Dr. Countouriotis also worked at both Pfizer and Bristol-Meyers Squibb in various roles leading clinical development of oncology focused therapeutics. She holds a M.D. from Tufts University School of Medicine, completed her pediatric residency at the University of California, Los Angeles, and did additional training at Fred Hutchinson Cancer Research Center in the pediatric hematology-oncology program. The Board believes that Dr. Countouriotis’s medical and clinical research expertise in oncology provides relevant experience to the Board and management and qualifies her to serve as a director of our company.

Family Relationships and Other Arrangements

There are no family relationships among our directors and executive officers. There are no arrangements or understandings between or among our executive officers and directors pursuant to which any director or executive officer was or is to be selected as a director or executive officer.

Board Leadership Structure and Role in Risk Oversight

From April 2009 to June 2018, we separated the roles of Chairman of the Board (“Chairman”) and Chief Executive Officer. Although the separation of roles has been appropriate for us during this time period, in the view of the Board, the advisability of the separation of these roles depends upon the specific circumstances and dynamics of our leadership.

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

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Audit Committee’s responsibilities include, among other things: (i) selecting and retaining an independent registered public accounting firm to act as our independent auditors, setting the compensation for our independent auditors, overseeing the work done by our independent auditors and terminating our independent auditors, if necessary, (ii) periodically evaluating the qualifications, performance and independence of our independent auditors, (iii) pre-approving all auditing and permitted non-audit services to be provided by our independent auditors, (iv) reviewing with management and our independent auditors our annual audited financial statements and our quarterly reports prior to filing such reports with the SEC, including the results of our independent auditors’ review of our quarterly financial statements, and (v) reviewing with management and our independent auditors significant financial reporting issues and judgments made in connection with the preparation of our financial statements. The Audit Committee also prepares the Audit Committee report that is required to be included in our annual proxy statement pursuant to the rules of the SEC.

As of December 31, 2018, the Audit Committee consisted of John P. Brancaccio, chairman of the Audit Committee, Dr. Rodney S. Markin and Dr. Athena Countouriotis. Under the applicable rules and regulations of Nasdaq, each member of a company’s audit committee must be considered independent in accordance with Nasdaq Listing Rule 5605(c)(2)(A)(i) and (ii) and Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that each of Mr. Brancaccio, Dr. Markin and Dr. Countouriotis is “independent” as that term is defined under applicable Nasdaq and SEC rules. Mr. Brancaccio is our audit committee financial expert. The Board has adopted a written charter setting forth the authority and responsibilities of the Audit Committee, which is available on our website at http://trovageneoncology.investorroom.com/ under “Corporate Governance”.

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

The charter of the Compensation Committee grants the Compensation Committee authority to select, retain, compensate, oversee and terminate any compensation consultant to be used to assist in the evaluation of director, chief executive officer, officer and our other compensation and benefit plans and to approve the compensation consultant’s fees and other retention terms. The Compensation Committee is directly responsible for the appointment, compensation and oversight of the work of any internal or external legal, accounting or other advisors and consultants retained by the Compensation Committee. The Compensation Committee may also select or retain advice and assistance from an internal or external legal, accounting or other advisor as the Compensation Committee determines to be necessary or advisable in connection with the discharge of its duties and responsibilities and will have the direct responsibility to appoint, compensate and oversee any such advisor. During the past year, the Compensation Committee engaged Marsh & McLennan Agency LLC (“Marsh & McLennan”) as a compensation consultant.

As of December 31, 2018, the Compensation Committee consisted of Dr. Rodney S. Markin, chairman of the Compensation Committee, Dr. Gary S. Jacob and John Brancaccio. The Board has determined that all of the members are “independent” under Nasdaq Listing Rule 5602(a)(2). The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee, which is available on our website at http://trovageneoncology.investorroom.com/ under “Corporate Governance”.

Corporate Governance/Nominating Committee

The Corporate Governance/Nominating Committee has responsibility for assisting the Board in, among other things, (i) effecting Board organization, membership and function, including identifying qualified board nominees, (ii) effecting the organization, membership and function of the committees of the Board, including the composition of the committees of the Board and recommending qualified candidates for the committees of the Board, (iii) evaluating and providing successor planning for the chief executive officer and our other executive officers, (iv) identifying and evaluating candidates for director in accordance with certain general and specific criteria, (v) developing and recommending to the Board Corporate Governance Guidelines and any changes thereto, setting forth the corporate governance principles applicable to us, and overseeing compliance with the Corporate Governance Guidelines, and (vi) reviewing potential conflicts of interest involving directors and determining whether such directors may vote on issues as to which there may be a conflict. The Corporate Governance/Nominating Committee is responsible for identifying and evaluating candidates for director. Potential nominees are identified by the Board based on the criteria, skills and qualifications that are deemed appropriate by the Corporate Governance/Nominating Committee. The Corporate Governance/Nominating Committee believes that candidates for director should have certain minimum qualifications, including high character and integrity, an inquiring mind and vision, willingness to ask hard questions, ability to work well with others, freedom from conflicts of interest, willingness to devote sufficient time to the Company’s affairs, diligence in fulfilling his or her responsibilities and the capacity and desire to represent the best interests of the Company and our stockholders as a whole and not primarily a special interest group or constituency. While our nominating criteria does not prescribe specific diversity standards, the Corporate Governance/Nominating Committee and its independent members seek to identify nominees that have a variety of perspectives, professional experience, education, difference in viewpoints and skills, and personal qualities that will result in a well-rounded Board.

As of December 31, 2018, the Corporate Governance/Nominating Committee consisted of Dr. Rodney S. Markin, chairman of the Corporate Governance/Nominating Committee, Mr. John Brancaccio, and Dr. Athena Countouriotis. The Board has determined that all of the members are “independent” under Nasdaq Listing Rule 5605(a)(2). The Board has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee, which is available on our website at http://trovageneoncology.investorroom.com/ under “Corporate Governance”.

Code of Business Conduct and Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, officers and employees. Our Code of Business Conduct and Ethics can be found on our website (www.trovageneoncology.com). A copy of our Code of Business Conduct and Ethics may be obtained without charge upon written request to Secretary, Trovagene, Inc., 11055 Flintkote Avenue, San Diego, California 92121. If we make any substantive amendments to our Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website (www.trovageneoncology.com) and/or in our public filings with the SEC.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines, which are designed to help us achieve our goals, govern us with high standards of integrity and increase stockholder value. These Corporate Governance Guidelines provide a framework for the conduct of the Board’s business.

The Corporate Governance Guidelines also set forth the practices our Board will follow with respect to Board composition and selection, Board meetings and Board committees and Chief Executive Officer performance evaluation and compensation. Our Corporate Governance Guidelines can be found on our website (www.trovageneoncology.com).

Hedging and Pledging Policies

As part of our Insider Trading Policy, all of our officers, all of our directors, certain of our employees and consultants and family members or others sharing a household with any of the foregoing are prohibited from engaging in short sales of our securities, any hedging or monetization transactions involving our securities and in transactions involving puts, calls or other derivative securities based on our securities. Our Insider Trading Policy further prohibits such persons from purchasing our securities on margin, borrowing against any account in which our securities are held or pledging our securities as collateral for a loan unless pre-cleared by our Insider Trading Compliance Officer. As of February 15, 2019, none of our directors or executive officers had pledged any shares of our common stock.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Principal Executive Officer and Principal Financial Officer and our other highest paid executive officer whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal year 2018.

Name and Principal Position	Year	Salary ($)		Non-Equity Incentive Plan Compensation ($)(1)		Option Awards ($) (2)		Stock Awards ($) (3)	Total ($)
Thomas H. Adams, CEO	2018	286,346	(4)	79,167		11,679	(5)	—	377,192
William Welch, former CEO(6)	2018	630,152	(7)	—		139,412		—	769,564
	2017	475,000		811,388	(8)(9)	—		1,123,314	2,409,702
Mark Erlander, CSO	2018	387,155		342,576		144,008		34,785	908,524
	2017	374,400		125,229	(2)(10)	225,866		296,252	1,021,747

(1)
The amounts in this column relate to amounts earned by the Named Executive Officers in 2018 and 2017, as applicable, pursuant to our variable pay program described under “Elements of our Compensation Program-Variable Pay”.

(2)
Amounts shown in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts represent the aggregate grant date fair value of stock option awards determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The valuation assumptions used in determining 2018 and 2017 amounts are described in Note 5 to our financial statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2018 and 2017. Our named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options on the date the options are exercised.

(3)	This reflects the grant date fair value of awards granted during fiscal years ended December 31, 2018 and 2017.

(4)	Of this amount, $60,000 was the compensation paid for non-employee director service in 2018.

(5)	Stock option awards was granted for non-employee director service in 2018.

(6)	Mr. Welch resigned as CEO in June 2018.

(7)	Of this amount, $350,000 was the severance payment to Mr. Welch upon termination of service pursuant to the Severance Agreement and Mutual Release with Mr. Welch.

(8)
Amounts shown in this column do not reflect dollar amounts actually received by our named executive officer. Instead, these amounts represent (1) a total of $652,511 income taxes we paid for our named executive officer related to the restricted stock awards granted and vested during the fiscal year ended December 31, 2017; and (2) the aggregate grant date fair value of stock option awards determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The valuation assumptions used in determining 2017 amounts were described in Note 5 to our financial statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2017. Our named executive officer will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options on the date the options are exercised.

(9)	Received stock options to purchase 9,202 shares of common stock in lieu of cash bonus.

(10)	Received stock options to purchase 7,253 shares of common stock in lieu of cash bonus.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2018. Except for the options set forth in the table below, no other equity awards were held by any our named executive officers as of December 31, 2018.

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Thomas H. Adams	4,219	—	216.00	8/5/2021
	28	—	237.60	1/26/2022
	70	—	237.60	1/26/2022
	175	—	499.68	2/14/2023
	272	—	447.84	2/25/2024
	223	—	516.96	3/17/2025
	223	—	372.96	1/4/2026
	530	—	51.84	10/4/2027
	—	755	21.60	1/23/2028
Mark Erlander	70	—	204.48	9/13/2022	782	2,464
	139	—	350.64	12/10/2022	6,250	19,706
	2,778	—	506.88	1/28/2023
	1,389	—	398.16	12/11/2023
	2,778	—	236.88	7/16/2024
	834	—	316.08	12/11/2024
	1,520	564	372.96	1/4/2026
	4,011	1,337	61.20	8/22/2027
	7,253	2,084	21.60	1/23/2028

(1)
For each executive officer, the shares listed in this table are subject to a single stock option award carrying the varying exercise prices as set forth herein. The option awards remain exercisable until they expire ten years from the date of grant, subject to earlier expiration following termination of employment.

Director Compensation

Under our non-employee director compensation policy, a new non-employee director receives an initial grant of options to purchase a number of shares of common stock equal to 0.1% of our shares of common stock issued and outstanding as of the date of grant (subject to adjustment for recapitalizations, stock split, stock dividends and the like). In addition, each non-employee director receives the following annual compensation for his or her service: (i) an annual retainer fee of $50,000, payable quarterly, and an equity grant of options to purchase a number of shares of common stock equal to 0.1% of shares of our common stock issued and outstanding as of the date of grant (subject to adjustment for recapitalizations, stock split, stock dividends and the like), all of which vest on the one year anniversary of the date of grant, (ii) an additional annual retainer fee of $40,000, payable quarterly, if such non-employee director serves as the Chairman of the Board of Directors, (iii) an additional annual retainer fee of $16,000, $10,000 and $8,000 payable quarterly, if such non-employee director serves as the chair of the Audit Committee, Compensation Committee or Nominating/Corporate Governance Committee, respectively, and (iv) an additional annual retainer fee of $8,000, $6,000 and $4,000 to such non-employee director if he or she serves as a non-chair member of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee, respectively, per committee. We also reimburse all of our directors for out-of-pocket expenses incurred in connection with the rendering of services as a director.

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2018 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
John Brancaccio(2)	70,000	11,679	81,679
Gary S. Jacob(3)	54,000	11,679	65,679
Stanley Tennant(4)	64,000	1,083	65,083
Paul Billings(5)	24,167	11,679	35,846
Rodney S. Markin(6)	75,333	11,679	87,012
Athena Countouriotis(7)	55,000	11,679	66,679

(1)
Amounts shown in this column do not reflect dollar amounts actually received by our non-employee directors. Instead, these amounts represent the aggregate grant date fair value of stock option awards determined in accordance with FASB ASC Topic 718. The valuation assumptions used in determining 2018 amounts are described in Note 5 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Our non-employee directors will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options on the date the options are exercised.

(2)	As of December 31, 2018, 3,072 stock options were outstanding, of which 2,317 were exercisable.

(3)	As of December 31, 2018, 3,337 stock options were outstanding, of which 2,582 were exercisable.

(4)	Dr. Tennant left the Board in December 2018. As of December 31, 2018, 2,584 stock options were outstanding, all of which were exercisable.

(5)	Dr. Billings left the Board in May 2018. As of December 31, 2018, 1,159 stock options were outstanding, all of which were exercisable.

(6)	As of December 31, 2018, 2,235 stock options were outstanding, of which 1,480 were exercisable.

(7)	As of December 31, 2018, 1,285 stock options were outstanding, of which 177 were exercisable.

Employment Agreements

William Welch Employment Agreement

On May 6, 2016, we entered into an employment agreement with Mr. Welch (the “Welch Employment Agreement”). The term of the Welch Employment Agreement commenced on May 6, 2016 and would continue until May 6, 2020, following which time the Welch Employment Agreement would be automatically renewed for successive one year periods at the end of each term, unless either party delivers written notice to the other party of their intent to not renew the agreement. Pursuant to the Welch Employment Agreement, Mr. Welch’s base compensation was $475,000 per year. Mr. Welch was eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria. In addition, upon entering into the Welch Employment Agreement, Mr. Welch was granted 10,417 stock options, which had an exercise price of $340.56 per share, 2,605 of which vested on April 25, 2017 and 217 vested monthly subsequent thereto. All of Mr. Welch’s stock options have expired.

On July 30, 2018, we entered into a Severance Agreement and Mutual Release (the “Welch Severance Agreement”) with Mr. Welch specifying the terms of Mr. Welch’s termination of service with the Company. Pursuant to the Agreement, Mr. Welch was paid a lump sum of $350,000 less applicable federal, state and local tax withholdings on the eighth day after execution of the Agreement. The Welch Severance Agreement contains mutual releases on behalf of Mr. Welch and the Company.

William Welch Stock Award Agreement

On August 15, 2017, we entered into a stock award agreement (the “Welch Stock Award Agreement”) with Mr. Welch, pursuant to which an initial grant of 10,352 shares of common stock was issued to Mr. Welch under our 2014 Equity Incentive Plan, all of which shares vested upon grant.  In addition, we agreed to make additional grants of common stock to Mr. Welch over a two year time period. The Welch Stock Award Agreement was terminated and any obligations to Mr. Welch were terminated pursuant to the Welch Severance Agreement.

Mark Erlander Employment Agreement

On February 18, 2016, we entered into an employment agreement with Dr. Erlander (the “Erlander Employment Agreement”). The term of the Erlander Employment Agreement commenced on February 18, 2016 and will continue until January 1, 2020, following which time the Erlander Employment Agreement will be automatically renewed for successive one year periods at the end of each term, unless either party delivers written notice to the other party of their intent to not renew the agreement. Pursuant to the Erlander Employment Agreement, Dr. Erlander’s current base compensation is $374,400 per year. Dr. Erlander is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria.

If Dr. Erlander’s employment is terminated by us for cause or as a result of Dr. Erlander’s death or permanent disability, or if Dr. Erlander terminates his employment agreement voluntarily, Dr. Erlander will be entitled to receive a lump sum equal to (i) any portion of unpaid base compensation then due for periods prior to termination, (ii) any bonus earned but not yet paid through the date of his termination, and (iii) all business expenses reasonably and necessarily incurred by Dr. Erlander prior to the date of termination. If Dr. Erlander’s employment is terminated by us without cause or by Dr. Erlander for good reason, Dr. Erlander will be entitled to receive the amounts due upon termination of his employment by us for cause or as a result of his death or permanent disability, or upon termination by Dr. Erlander of his employment voluntarily, in addition to (provided that Dr. Erlander executes a written release with respect to certain matters) a severance payment equal to his base compensation for 12 months from the date of termination and the bonus and any benefits that Dr. Erlander would be eligible for during such 12-month period. In addition, if Dr. Erlander’s employment is terminated: (a) by us without cause within 12 months prior to a change of control (as defined in the Erlander Employment Agreement) that was pending during such 12 month period, (b) by Dr. Erlander for good reason within 12 months after a change of control, or (c) by us without cause at any time upon or within 12 months after a change of control, Dr. Erlander will be entitled to receive the amounts due upon termination of his employment by us for cause or as a result of his death or permanent disability, or upon termination by Dr. Erlander of his employment voluntarily, in addition to the severance payments due if Dr. Erlander’s employment is terminated by us without cause or by Dr. Erlander for good reason, and all of Dr. Erlander’s unvested stock options and other equity awards would immediately vest and become fully exercisable (x) in the event a change of control transaction is pending, for a period of six months following the date of termination, and (y) in the event a change of control transaction is not then pending, for the period of time set forth in the applicable agreement evidencing the award.

Potential Payments Upon Termination Or Change In Control

Other than the provisions of the executive severance benefits to which our named executive officers would be entitled to at December 31, 2018 as set forth above, we have no liabilities under termination or change in control conditions. We do not have a formal policy to determine executive severance benefits. Each executive severance arrangement is negotiated on an individual basis.

The table below estimates the current value of amounts payable to our named executive officer in the event that a termination of employment occurred on December 31, 2018. The closing price of our common stock, as reported on The Nasdaq Capital Market, was $3.153 on December 31, 2018. The following table excludes certain benefits, such as accrued vacation, that are available to all employees generally. The actual amount of payments and benefits that would be provided can only be determined at the time of a change in control and/or the named executive officer’s qualifying separation from our Company.

Mark Erlander

	Termination
	By Trovagene Without Cause Outside a Change In Control	By Trovagene Without Cause or by Dr. Erlander for Good Reason in Connection with a Change In Control(1)
Value of Equity Securities Accelerated	$—	$26,147
Cash Payments	386,468	386,468
Total Cash Benefits and Payments	$386,468	$412,615

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of February 15, 2019 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned		Percentage (2)
Executive officers and directors:
Thomas H. Adams	11,380	(3)	*
William Welch	—		—
John Brancaccio	5,333	(4)	*
Gary S. Jacob	5,400	(5)	*
Rodney S. Markin	9,413	(6)	*
Athena Countouriotis	931	(7)	*
Mark Erlander	24,586	(8)	*
All Officers and Directors as a Group (6 persons)	57,043	(9)	1.4

*less than 1%

(1)	The address of each person is c/o Trovagene, Inc., 11055 Flintkote Avenue, San Diego, CA 92121 unless otherwise indicated herein.

(2)
The calculation in this column is based upon 4,021,507 shares of common stock outstanding on February 15, 2019. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of February 15, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Includes 6,491 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 15, 2019.

(4)	Includes 3,066 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 15, 2019.

(5)	Includes 3,331 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 15, 2019.

(6)	Includes 2,232 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 15, 2019.

(7)	Includes 931 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 15, 2019.

(8)	Includes 22,306 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 15, 2019.

(9)	Includes 38,357 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 15, 2019.

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

Based on a review of the copies of such forms received, we believe that during 2018, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions or series of transactions since January 1, 2018, or any currently proposed transaction, to which we were or are to be a participant and in which the amount involved in the transaction or series of transactions exceeds $120,000, and in which any of our directors, executive officers or persons who we know hold more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements with our directors and executive officers.

In November 2018, we entered into a Material Transfer Agreement (“MTA”) with Leucadia Life Sciences (“Leucadia”) pursuant to which Leucadia will develop a PCR-based assay for onvansertib for AML. Our CEO, Dr. Thomas Adams, is a principal stockholder of Leucadia. In addition, in connection with the MTA, we entered into a consulting agreement with Tommy Adams, VP of Operations of Leucadia, who is the son of Dr. Adams. During the year ended December 31, 2018, we incurred and recorded approximately $183,000 of research and development expenses for services performed by Leucadia and Tommy Adams.

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

Director Independence

Our Board has determined that a majority of the Board consists of members who are currently “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). The Board considers Drs. Jacob, Markin, and Countouriotis and Mr. Brancaccio to be “independent”.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The aggregate fees billed to us by BDO, our independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	2018	2017
Audit fees (1)	$226,646	$272,618
Tax fees (2)	14,263	23,947
	$240,909	$296,565

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

3.3	By-Laws of Trovagene, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G filed on November 25, 2011).
3.4	Certificate of Amendment of Amended and Restated Certificate of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 1, 2018).
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 12, 2018).
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 29, 2019).
3.7	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 31, 2019).
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 20, 2019).
4.1	Form of Common Stock Certificate of Trovagene, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12G filed on November 25, 2011).
4.2+	2004 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 19, 2004)
4.3+	Stock Award Agreement dated August 15, 2017 by and between Trovagene, Inc. and William J. Welch (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on November 9, 2017).
4.5	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 28, 2012).
4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 1, 2014).
4.7+	Trovagene, Inc. 2014 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on July 23, 2014).
4.8	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 26, 2016).
4.9	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 12, 2018).
4.10	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 29, 2019).
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

10.24
Form of Seventh Amendment to Standard Industrial Net Lease dated April 4, 2016 between Trovagene, Inc. and BMR-Coast 9 LP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016).

10.25**
License Agreement dated as of March 13, 2017 between Nerviano Medical Sciences S.r.l. and Trovagene, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 15, 2017).

10.26+	Confidential Severance Agreement and Mutual Release, dated July 30, 2018, by and between the Company and William Welch (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on August 3, 2018).
10.27
Stock and Warrant Subscription Agreement entered into as of January 25, 2019 by and between Trovagene, Inc. and PoC Capital, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 29, 2019).

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

*    The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

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

TROVAGENE, INC.

/s/ Thomas H. Adams
3/6/2019	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Thomas H. Adams as his or her attorney-in-fact, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Thomas H. Adams	Chief Executive Officer and Chairman of the Board	3/6/2019
Thomas H. Adams	(Principal Executive Officer and Principal Financial Officer)

/s/ John Brancaccio	Director	3/6/2019
John Brancaccio

/s/ Gary S. Jacob	Director	3/6/2019
Gary S. Jacob

/s/ Rodney S. Markin	Director	3/6/2019
Rodney S. Markin

/s/ Athena Countouriotis	Director	3/6/2019
Athena Countouriotis

TROVAGENE, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Trovagene, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Trovagene, Inc. and Subsidiary (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

San Diego, California
March 6, 2019

Trovagene, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$11,453,133	$8,225,764
Accounts receivable and unbilled receivable	167,755	77,095
Prepaid expenses	1,144,377	1,165,828
Total current assets	12,765,265	9,468,687
Property and equipment, net	1,304,433	2,426,312
Other assets	102,798	389,942
Total Assets	$14,172,496	$12,284,941

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$664,840	$825,244
Accrued liabilities	1,813,842	1,454,587
Deferred rent	486,636	334,424
Current portion of long-term debt	—	1,331,515
Total current liabilities	2,965,318	3,945,770
Derivative financial instruments—warrants	32,315	649,387
Deferred rent, net of current portion	1,090,671	1,183,677
Total liabilities	4,088,304	5,778,834

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 277,100 designated as Series A Convertible Preferred Stock; 60,600 shares outstanding at December 31, 2018 and 2017 with liquidation preference of $606,000 at December 31, 2018 and 2017; 8,860 designated as Series B Convertible Preferred Stock; 0 shares outstanding at December 31, 2018 and 2017, respectively	60	60
Common stock, $0.0001 par value, 150,000,000 shares authorized at December 31, 2018 and 2017; 3,831,879 and 733,217 issued and outstanding at December 31, 2018 and 2017, respectively	7,742	5,279
Additional paid-in capital	202,267,605	179,546,954
Accumulated deficit	(192,191,215)	(173,046,186)
Total stockholders’ equity	10,084,192	6,506,107
Total Liabilities and Stockholders’ Equity	$14,172,496	$12,284,941

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiary
Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017
Revenues:
Royalties	$250,453	$285,444
Services	127,872	219,960
Total revenues	378,325	505,404
Costs and expenses:
Cost of revenue	597,457	1,811,424
Research and development	8,164,011	7,882,650
Selling, general and administrative	8,005,583	14,232,876
Restructuring charges	664,686	2,174,251
Total operating expenses	17,431,737	26,101,201

Loss from operations	(17,053,412)	(25,595,797)

Interest income	219,430	147,883
Interest expense	(25,409)	(1,033,939)
Other loss, net	(236,833)	(170,138)
Gain (loss) on extinguishment of debt	17,974	(1,655,825)
Gain from changes in fair value of derivative financial instruments—warrants	617,072	3,401,072
Net loss	(16,461,178)	(24,906,744)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(24,240)	(24,240)
Deemed dividend recognized on beneficial conversion features of Series B Convertible Preferred Stock issuance	(2,769,533)	—

Net loss attributable to common stockholders	$(19,254,951)	$(24,930,984)

Net loss per common share — basic	$(8.26)	$(51.76)
Net loss per common share — diluted	$(8.26)	$(51.76)

Weighted-average shares outstanding — basic	2,330,180	481,672
Weighted-average shares outstanding — diluted	2,330,180	481,672

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiary
Consolidated Statements of Comprehensive Loss

	Year Ended December 31,
	2018	2017
Net loss	$(16,461,178)	$(24,906,744)
Other comprehensive gain:
Reversal of previous foreign currency translation loss	—	1,708
Reversal of previous loss on securities available-for-sale	—	9,065
Total other comprehensive gain	—	10,773

Total comprehensive loss	(16,461,178)	(24,895,971)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(24,240)	(24,240)
Deemed dividend recognized on beneficial conversion features of Series B Convertible Preferred Stock issuance	(2,769,533)	—

Comprehensive loss attributable to common stockholders	$(19,254,951)	$(24,920,211)

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2017	60,600	$60	426,344	$3,070	$167,890,984	$(10,773)	$(148,115,202)	$19,768,139
Sale of common stock, net of expenses	—	—	291,347	2,097	10,859,016	—	—	10,861,113
Stock based compensation	—	—	—	—	4,012,585	—	—	4,012,585
Derivative liability-fair value of warrants issued	—	—	—	—	(3,215,519)	—	—	(3,215,519)
Issuance of common stock upon vesting of restricted stock units	—	—	5,174	37	(37)	—	—	—
Issuance of common stock upon release of restricted stock awards	—	—	10,352	75	(75)	—	—	—
Reversal of loss from foreign currency translation	—	—	—	—	—	1,708	—	1,708
Reversal of loss on securities available-for-sale	—	—	—	—	—	9,065	—	9,065
Preferred stock dividend	—	—	—	—	—	—	(24,240)	(24,240)
Net loss	—	—	—	—	—	—	(24,906,744)	(24,906,744)
Balance, December 31, 2017	60,600	60	733,217	5,279	179,546,954	—	(173,046,186)	6,506,107
Sale of common stock and warrants, net of expenses	—	—	1,523,333	914	11,778,611	—	—	11,779,525
Sale of Series B Convertible Preferred Stock, net of expenses	8,860	9	—	—	4,386,753	—	—	4,386,762
Stock-based compensation	—	—	—	—	2,174,627	—	—	2,174,627
Issuance of common stock upon exercise of warrants	—	—	78,917	569	1,612,098	—	—	1,612,667
Issuance of common stock upon vesting of restricted stock units	—	—	18,609	94	(94)	—	—	—
Deemed dividend recognized on beneficial conversion features of Series B Convertible Preferred Stock issuance	—	—	—	—	2,769,533	—	(2,769,533)	—
Issuance of common stock upon conversion of Series B Convertible Preferred Stock	(8,860)	(9)	1,476,667	886	(877)	—	—	—
Preferred stock dividend	—	—	—	—	—	—	(24,240)	(24,240)
Issuance of common stock for share rounding as a result of reverse stock split	—	—	1,136	—	—	—	—	—
Cumulative effect of change in accounting principle related to revenue recognition	—	—	—	—	—	—	109,922	109,922
Net loss	—	—	—	—	—	—	(16,461,178)	(16,461,178)
Balance, December 31, 2018	60,600	$60	3,831,879	$7,742	$202,267,605	$—	$(192,191,215)	$10,084,192

The accompanying notes are an integral part of these consolidated financial statements.

Trovagene, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year ended December 31,
	2018	2017
Operating activities
Net loss	$(16,461,178)	$(24,906,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	362,949	455,051
Impairment loss	187,500	589,700
Depreciation and amortization	859,487	1,247,576
Stock-based compensation expense	2,174,627	4,012,585
(Gain) loss on extinguishment of debt	(17,974)	1,655,825
Accretion of final fee premium	—	293,614
Amortization of discount on debt	—	113,780
Net realized loss on short-term investments	—	6,400
Amortization of premiums on short-term investments	—	9,230
Deferred rent	59,206	(140,863)
Interest income accrued on short-term investments	—	(90,330)
Change in fair value of derivative financial instruments—warrants	(617,072)	(3,401,072)
Changes in operating assets and liabilities:
Increase in other assets	(23,755)	—
Decrease in accounts receivable and unbilled receivable	19,262	23,365
Decrease (increase) in prepaid expenses	21,451	(208,185)
Increase (decrease) in accounts payable and accrued expenses	236,484	(2,940,999)
Net cash used in operating activities	(13,199,013)	(23,281,067)

Investing activities
Capital expenditures	(5,100)	(101,101)
Proceeds from disposals of capital equipment	27,942	1,540
Maturities of short-term investments	—	16,431,837
Purchases of short-term investments	(31,500)	(8,804,604)
Sales of short-term investments	31,500	16,434,553
Net cash provided by investing activities	22,842	23,962,225

Financing activities
Proceeds from sale of common stock and warrants	13,115,648	11,727,153
Proceeds from sales of Series B Convertible Preferred Stock	4,884,379	—
Payments of stock issuance costs	(1,833,740)	(866,039)
Proceeds from exercise of warrants	1,612,667	—
Repayments under equipment line of credit	(1,200,033)	(626,104)
Payment upon debt extinguishment	(175,381)	(1,613,067)
Repayments of long-term debt	—	(15,000,000)
Net cash provided by (used in) financing activities	16,403,540	(6,378,057)
Effect of exchange rate changes on cash and cash equivalents	—	7,569
Net change in cash and cash equivalents	3,227,369	(5,689,330)
Cash and cash equivalents—Beginning of period	8,225,764	13,915,094
Cash and cash equivalents—End of period	$11,453,133	$8,225,764
Supplementary disclosure of cash flow activity:
Cash paid for taxes	$800	$800
Cash paid for interest	$22,482	$668,465
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividend payable on Series A Convertible Preferred Stock	$24,240	$24,240
Deemed dividend recognized for beneficial conversion features of Series B Convertible Preferred Stock issuance	$2,769,533	$—
Common stock issued upon conversion of Series B Convertible Preferred Stock	$886	$—

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

Going Concern Uncertainty

Trovagene’s consolidated financial statements as of December 31, 2018 have been prepared under the assumption that Trovagene will continue as a going concern, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

The Company has incurred net losses since its inception and has negative operating cash flows. Considering the Company’s current cash resources, including the net proceeds received from the offering of its equity securities in June 2018, management believes the Company’s existing resources will be sufficient to fund the Company’s planned operations into third quarter of 2019. On April 6, 2018, the Company paid off the outstanding Loan and Security Agreement (“Equipment Line of Credit”) entered in November 2015 to Silicon Valley Bank (“SVB”). Based on its current business plan and assumptions, the Company expects to continue to incur significant losses and require significant additional capital to further advance its clinical trial programs and support its other operations. The Company has based its cash sufficiency estimates on its current business plan and its assumptions that may prove to be wrong. The Company could utilize its available capital resources sooner than it currently expects, and it could need additional funding to sustain its operations even sooner than currently anticipated. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

The Company is evaluating the following options to both raise additional capital as well as reduce costs, in an effort to strengthen its liquidity position:

•	Raising capital through public and private equity offerings;

•	Introducing operation and business development initiatives to bring in new revenue streams;

•	Reducing operating costs by identifying internal synergies;

•	Engaging in strategic partnerships.

As of February 15, 2019, the Company has received approximately $1.6 million upon exercise of 78,917 warrants in connection with the December 2017 public offering. The Company continually assesses its spending plans to effectively and efficiently address its liquidity needs.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying consolidated financial statements of Trovagene, which include its wholly owned subsidiary, Trovagene S.r.l. (dissolved in October 2017), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

The Company made a reverse split of its common stock, $0.0001 par value, at a ratio of 1 for 12, effective June 1, 2018. All share and per share information in the consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

The Company made a reverse split of its common stock, $0.0001 par value, at a ratio of 1 for 6, effective February 19, 2019. All share and per share information in the consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of operating and money market accounts as of December 31, 2018 and 2017 on deposit. Cash equivalents are considered by the Company to be highly liquid investments purchased with original maturities of three months or less from the date of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposit accounts at financial institutions that are in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash due to the financial position of the depository institution in which those deposits are held. The Company limits its exposure to credit loss by generally placing its cash in high credit quality financial institutions and investment in fixed income instruments denominated and payable in U.S. dollars. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity.

Revenues

The Company recognizes revenue when control of its products and services is transferred to its customers in an amount that reflects the consideration it expects to receive from its customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of goods or service to the customer, meaning the customer has the ability to use and obtain the benefit of goods or service. The Company recognizes revenue for satisfied performance obligations only when it determines there are no uncertainties regarding payment terms or transfer of control. For sales-based royalties, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Royalty and License Revenues

The Company licenses and sublicenses its patent rights to healthcare companies, medical laboratories and biotechnology partners. These agreements may involve multiple elements such as license fees, royalties and milestone payments. Revenue is recognized when the criteria described above have been met as well as the following:

•Up-front nonrefundable license fees pursuant to agreements under which the Company has no continuing performance obligations are recognized as revenues on the effective date of the agreement and when collection is probable.

•Minimum royalties are recognized as earned, and royalties are earned based on the licensee’s use. The Company estimates and records licensee’s sales based on historical usage rate and collectability.

Payment terms and conditions vary by contracts, although terms generally include a requirement of payment within 30 to 45 days after invoice. Minimum royalties are generally due quarterly or annually.

Allowance for Doubtful Accounts

The Company reviews the collectability of accounts receivable based on an assessment of historic experience, current economic conditions, and other collection indicators. At December 31, 2018 and 2017 the Company had not recorded an allowance for doubtful accounts. When accounts are determined to be uncollectible, they are written off against the reserve balance and the reserve is reassessed. When payments are received on reserved accounts, they are applied to the individual’s account and the reserve is reassessed.

Derivative Financial Instruments—Warrants

The Company has issued common stock warrants in connection with the execution of certain equity financings. Such warrants are classified as derivative liabilities under the provisions of Financial Accounting Standards Board (“FASB”) ASC 815 Derivatives and Hedging (“ASC 815”) or ASC 480 Distinguishing Liabilities from Equity (“ASC 480”) are recorded at their fair market value as of each reporting period. Such warrants do not meet the exemption that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. The warrants within the scope of ASC 480 contain a feature that could require the transfer of cash in the event a change of control occurs without an authorization of the Company’s Board of Directors, and therefore classified as a liability. Changes in fair value of derivative liabilities are recorded in the consolidated statement of operations under the caption “Change in fair value of derivative instruments.”

The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding the volatility of Trovagene’s common stock price, the remaining life of the warrants, and the risk-free interest rates at each period end. The Company thus uses model-derived valuations where inputs are observable in active markets to determine the fair value and accordingly classifies such warrants in Level 3 per FASB ASC Topic 820, Fair Value Measurements (“ASC 820”). At December 31, 2018 and 2017, the fair value of these warrants was $32,315 and $649,387, respectively, and was recorded as a liability under the caption “derivative financial instruments—warrants” on the consolidated balance sheets.

Stock-Based Compensation

FASB ASC Topic 718 “Compensation—Stock Compensation” (“ASC 718”) requires companies to measure the cost of employee services received in exchange for the award of equity instruments based on the estimated fair value of the award at the date of grant. The expense is recognized ratably over the period during which an employee is required to provide services in exchange for the award. The Company accounts for equity instruments granted to non-employees in accordance with the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under the ASU 2018-07, most of the guidance on such payments to nonemployees is now aligned with the requirements for share-based payments granted to employees. Accordingly, the stock options for nonemployees are measured on the date of grant, and the measurement is fixed at the grant date.

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

Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the year ended December 31, 2018 and 2017, the Company recorded $187,500 and $104,700 of impairment losses on long-lived intangible assets, respectively.

Restructuring

Restructuring costs are included in loss from operations in the consolidated statements of operations. The Company has accounted for these costs in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. One-time termination benefits are recorded at the time they are communicated to the affected employees. In March 2017, the Company announced a restructuring plan which was completed as of December 31, 2017. In May 2018, the Company closed its CLIA laboratory operations. Costs associated with winding down the CLIA laboratory were recorded in the restructuring charges in the December 31, 2018 financial statements. See Note 12 to the consolidated financial statements for further information.

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

Research and Development

Research and development expenses, which include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, clinical trials, purchased in-process research and development and regulatory and scientific consulting fees, as well as contract research and insurance, are accounted for in accordance with FASB ASC Topic 730-10-55-2, Research and Development. Also, as prescribed by this guidance, patent filing and maintenance expenses are considered legal in nature and therefore classified as general and administrative expense, if any.

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

	December 31,
	2018	2017
Options to purchase Common Stock	83,345	62,368
Warrants to purchase Common stock	3,649,341	327,160
Restricted Stock Units	30,132	17,699
Series A Convertible Preferred Stock	877	877
	3,763,695	408,104

The following table summarizes the Company’s diluted net loss per share:

	December 31,
	2018	2017
Numerator:
Net loss attributable to common stockholders	$(19,254,951)	$(24,930,984)
Net loss used for diluted loss per share	$(19,254,951)	$(24,930,984)

Denominator:
Weighted-average shares used to compute basic net loss per share	2,330,180	481,672
Weighted-average shares used to compute diluted net loss per share	2,330,180	481,672

Net loss per share attributable to common stockholders:
Basic	$(8.26)	$(51.76)
Diluted	$(8.26)	$(51.76)

Recently Adopted Accounting Pronouncement

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The new standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Since its initial release, the FASB has issued several amendments to the standard, which include clarification of accounting guidance related to identification of performance obligations, intellectual property licenses, and principle versus agent considerations. ASU 2014-09 and all subsequent amendments (collectively, “ASC 606”) became effective for the Company on January 1, 2018. The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. This resulted in a cumulative adjustment to decrease the Company’s accumulated deficit by $109,922 to reflect the acceleration of revenue recognition related to its sales-based royalties for agreements with customers that were not completed as of January 1, 2018. As a result of applying the modified retrospective method to adopt the new revenue guidance, the Company recorded $109,922 to unbilled receivables under the consolidated balance sheet as of January 1, 2018.

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

Recent Accounting Pronouncement Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 changes accounting for leases and requires lessees to recognize the assets and liabilities arising from most leases, including those classified as operating leases under previous accounting guidance, on the balance sheet and requires disclosure of key information about leasing arrangements to increase transparency and comparability among organizations. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. In July 2018, ASU 2018-11, Leases: Targeted Improvements, was issued to provide relief to companies from restating comparative periods. Pursuant to this ASU, in the period of adoption the Company will not restate comparative periods presented in its financial statements. The new guidance became effective for the Company on January 1, 2019.

The Company has completed the process of identifying and evaluating its leases in preparation for ASC 842 adoption. Based on the analysis, all existing leases and subleases were determined to be operating leases as defined under the new guidance. The Company adopted the standard on January 1, 2019 using the modified retrospective transition method with a cumulative-effect adjustment in the current period. The new standard has a material impact in the Company’s consolidated financial statements. The most significant impact is the recognition on the Company’s consolidated balance sheet on the date of initial application of approximately $2,503,000 of lease liabilities based on the present value of remaining rental payments under existing leases, and the recognition of corresponding right-of-use assets of approximately $1,970,000 based on the new lease liabilities, adjusted by the amount of lease-related assets and liabilities under previous guidance. At the same time, the Company de-recognized its lease-related assets and liabilities established under previous guidance, including its deferred rent liability of approximately $1,577,000, leasehold improvements with a net book value of approximately $970,000, and prepaid rent of approximately $74,000. Total assets and liabilities increased by a net of approximately $926,000, with no adjustment to opening accumulated deficit. Net periodic expense for the Company’s existing leases is not currently expected to vary materially from the calculated expense under previous guidance, although there will be presentation differences related to the consolidated statement of operations and consolidated statement of cash flows under ASC 842 as compared to previous guidance.

In August 2018, the FASB issued ASU No. 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

3. Supplementary Balance Sheet Information

Property and Equipment

Fixed assets consist of laboratory, testing and computer equipment and fixtures stated at cost. Depreciation and amortization expense for property and equipment for the years ended December 31, 2018 and 2017 was $736,088 and $1,053,913, respectively. Property and equipment consisted of the following:

	As of December 31,
	2018	2017
Furniture and office equipment	$775,030	$1,076,709
Leasehold improvements	1,962,230	1,994,514
Laboratory equipment	677,234	1,426,581
	3,414,494	4,497,804
Less—accumulated depreciation and amortization	(2,110,061)	(2,071,492)
Property and equipment, net	$1,304,433	$2,426,312

Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
	2018	2017
Accrued compensation	$780,848	$618,128
Preferred stock dividend	341,015	316,775
Research agreements and clinical trials	319,898	135,139
Director fees	80,008	116,004
Professional fees and outside services	107,006	54,868
Patent, license and other fees	58,398	—
Interest payable	—	59,195
Other accrued liabilities	126,669	154,478
Total accrued liabilities	$1,813,842	$1,454,587

4. Stockholders’ Equity

Common Stock

During the year ended December 31, 2017, the Company issued a total of 306,873 shares of common stock. The Company received gross proceeds of approximately $11.6 million from the sale of 289,929 shares of its common stock and 277,233 warrants and pre-funded warrants through public offering, registered direct offering and private placement in July and December 2017. The Company received gross proceeds of approximately $0.1 million from the sale of 1,418 shares of its common stock at a weighted-average price of $77.76 under the agreement with the Agent. In addition, 5,174 shares were issued upon vesting of RSU, and 10,352 shares were issued upon vesting of RSA.

During the year ended December 31, 2018, the Company issued a total of 3,098,662 shares of common stock. The Company received gross proceeds of approximately $18.0 million from the sale of 1,523,333 shares of its common stock, 3,450,000 warrants, and 8,860 shares of Series B Convertible Preferred Stock through an underwritten public offering in June 2018. 78,917 shares were issued upon exercise of warrants for a weighted-average price of $20.44. 18,609 shares were issued upon vesting of RSU and 1,476,667 shares were issued upon conversion of 8,860 shares of Series B Convertible Preferred Stock. In addition, 1,136 shares were issued for share rounding as a result of the reverse stock split.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications, is presented below:

	Number of Warrants (1)	Weighted-Average Exercise Price Per Share (1)	Weighted-Average Remaining Contractual Term (1)
Balance outstanding, December 31, 2016	76,478	$275.74	1.6
Granted	272,834	$40.49
Expired	(26,538)	$383.04
Balance outstanding, December 31, 2017	322,774	$68.07	4.4
Granted	3,450,000	$6.60
Exercised	(74,518)	$21.60
Expired	(48,915)	$217.17
Balance outstanding, December 31, 2018	3,649,341	$8.91	4.4

(1)Excluded the pre-funded warrants to purchase 4,399 shares of common stock at a nominal exercise price of $0.72 per share. The pre-warrants expire when exercised in full.

In connection with a direct registered offering occurred in July 2017, the Company issued warrants to purchase 64,495 shares of common stock at an exercise price of $101.52 per share which expire on the five year anniversary of the original issuance date. In December 2017, the Company issued warrants to purchase 208,339 shares of common stock at an exercise price of $21.60 per share in a public offering which expire on the five year anniversary of the original issuance date. The Company also issued pre-funded warrants to purchase 4,399 shares of common stock which expire when exercised in full. $20.88 of the pre-funded warrant exercise price was paid upfront on the closing date of the public offering and the remaining exercise price is $0.72.

In connection with an underwritten public offering occurred in June 2018, the Company issued warrants to purchase an aggregate of 3,450,000 shares of common stock at an exercise price of $6.60 per share which expire on five year anniversary of the original issuance date.

Series A Convertible Preferred Stock

The material terms of the Series A Convertible Preferred Stock consist of:

1) Dividends. Holders of the Company’s Series A Convertible Preferred Stock are entitled to receive cumulative dividends at the rate per share of 4% per annum, payable quarterly on March 31, June 30, September 30 and December 31, beginning with September 30, 2005. Dividends are payable, at the Company’s sole election, in cash or shares of common stock. As of December 31, 2018 and 2017, the Company had $341,015 and $316,775, respectively in accrued cumulative unpaid preferred stock dividends, included in accrued liabilities in the Company’s consolidated balance sheets, and $24,240 and $24,240 of accrued dividends was recorded during the years ended December 31, 2018 and 2017, respectively.

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

4) Conversion Rights. Each share of Series A Convertible Preferred Stock is convertible at the option of the holder into that number of shares of common stock determined by dividing the Stated Value, currently $10 per share, by the conversion price, which at the time of issuance was $928.80 per share.

5) Subsequent Equity Sales. The conversion price is subject to adjustment for dilutive issuances for a period of 12 months beginning upon registration of the common stock underlying the Series A Convertible Preferred Stock. The relevant registration statement became effective on March 17, 2006 and the conversion price was adjusted to $691.20 per share.

6) Automatic Conversion. If the price of the Company’s common stock equals $1,857.60 per share for 20 consecutive trading days, and an average of 116 shares of common stock per day are traded during the 20 trading days, the Company will have the right to deliver a notice to the holders of the Series A Convertible Preferred Stock, requesting the holders to convert any portion of the shares of Series A Convertible Preferred Stock into shares of common stock at the applicable conversion price. As of the date of these financial statements, such conditions have not been met.

As of each of December 31, 2018 and 2017, there were 60,600 shares of Series A Convertible Preferred Stock outstanding.

Series B Convertible Preferred Stock

On June 12, 2018, the Company closed an underwritten public offering for total gross proceeds of $18.0 million. The total related offering costs were approximately $1.8 million. The securities offered by the Company consisted of (i) 1,523,333 shares of common stock, at an offering price of $6.00 per share, (ii) warrants to purchase an aggregate of 3,450,000 shares of common stock, including the over-allotment option for 450,000 option warrants, at an exercise price of $6.60 per share, and (iii) 8,860 shares of Series B Convertible Preferred Stock, with a stated value of $1,000, and convertible into an aggregate of 1,476,667 shares of common stock. The conversion feature of the Series B Convertible Preferred Stock at the time of issuance was determined to be beneficial on commitment date. Because the Series B Convertible Preferred Stock is perpetual with no stated maturity date, and the conversions may occur any time from inception, the Company immediately recorded a one-time, non-cash deemed dividend of $2.8 million related to the beneficial conversion feature arising from the issuance of Series B Convertible Preferred Stock. This one-time, non-cash deemed dividend increased the Company’s net loss attributable to common stockholders and net loss per share.

The holders of Series B Convertible Preferred Stock are entitled to receive dividends on an as-if-converted-to-Common-Stock basis when, as and if such dividends are paid on shares of the Common Stock. Each share of Series B Convertible Preferred Stock shall entitle the holder to vote on an as-if-converted-to-Common-Stock basis (not exceeding the Beneficial Ownership Limitation). Upon any liquidation, dissolution or winding-up of the Company, the holders of Series B Convertible Preferred Stock are entitled to participate on an as-if-converted-to-Common Stock basis (without giving effect to the Beneficial Ownership Limitation) with holders of the Common Stock in any distribution of assets of the Company. Each share of Series B Convertible Preferred Stock is convertible at the option of the holder into that number of shares of Common Stock determined by dividing the stated value of $1,000 per share, by the conversion price. The conversion price was $6.00 per share.

As of December 31, 2018, there were no shares of Series B Convertible Preferred Stock outstanding, all of which has been converted to common stock.

5. Stock-Based Compensation

The Trovagene, Inc. 2014 Equity Incentive Plan (the “2014 EIP”), authorizing up to 34,722 shares of common stock for issuance under the 2014 EIP, was approved by the Board in June 2014 and approved by the stockholders of the Company at the September 17, 2014 Annual Meeting of Stockholders. An additional 34,722 shares of common stock was authorized for issuance by the Board in March 2015 and was approved by the stockholders at the June 10, 2015 Annual Meeting of Stockholders. Stockholder approval was obtained on May 17, 2016 to increase the number of authorized shares in the 2014 EIP from 69,444 to 104,066. The adoption of an amendment to the Company’s 2014 EIP to increase the number of shares of common stock reserved for issuance to 131,944 was approved by the stockholders at the June 13, 2017 Annual Meeting of Stockholders. At the May 30, 2018 Annual Meeting of Stockholders, the stockholders approved the increase of number of authorized shares in the 2014 EIP to 243,056.

As of December 31, 2018, there were 106,300 shares available for issuance under the 2014 EIP.

Stock-based compensation has been recognized in operating results as follows:

	Years ended December 31,
	2018	2017
In cost of revenue	$30,488	$83,713
In research and development expenses	752,127	1,026,497
In selling, general and administrative expenses	1,392,012	3,027,597
Benefit from restructuring	—	(125,222)
Total stock-based compensation	$2,174,627	$4,012,585

Stock Options

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following assumptions during the years indicated below:

	Years ended December 31,
	2018	2017
Risk-free interest rate	2.42% - 2.93%	1.82% - 2.03%
Dividend yield	0%	0%
Expected volatility (range)	89% - 98%	86% - 117%
Expected volatility (weighted-average)	91%	87%
Expected term (in years)	5.2 years	5.3 years

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

The weighted-average fair value per share of all options granted during the years ended December 31, 2018 and 2017, estimated as of the grant date using the Black-Scholes option valuation model, was $13.08 and $40.68 per share, respectively.

The unrecognized compensation cost related to non-vested stock options outstanding at December 31, 2018 and 2017 was $375,548 and $2,915,970, respectively. The weighted-average remaining amortization period at December 31, 2018 and 2017 for non-vested stock options was 1.2 years and 2.0 years, respectively.

The total fair value of shares vested during the years ended December 31, 2018 and 2017 was $1,864,537 and $3,992,127, respectively.

A summary of stock option activity and of changes in stock options outstanding is presented below:

	Number of Options	Weighted-Average Exercise Price Per Share	Intrinsic Value	Weighted-Average Remaining Contractual Life
Balance outstanding, December 31, 2016	76,799	$395.17	$—	7.7 years
Granted	14,713	$58.78
Forfeited	(28,893)	$448.99
Expired	(243)	$341.28
Balance outstanding, December 31, 2017	62,376	$291.10	$—	7.1 years
Granted	52,791	$18.69
Forfeited	(31,590)	$219.03
Expired	(232)	$216.00
Balance outstanding, December 31, 2018	83,345	$146.09	$—	7.3 years
Vested and exercisable, December 31, 2018	68,193	$164.94	$—	7.0 years

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

A summary of the RSU activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Intrinsic Value
Non-vested RSU outstanding, December 31, 2016	3,778	$287.28	$571,200
Granted	31,241	$114.12
Vested	(5,174)	$249.72
Forfeited	(12,145)	$126.00
Non-vested RSU outstanding, December 31, 2017	17,700	$103.32	$391,878
Granted	34,125	$4.64
Vested	(18,609)	$59.06
Forfeited	(3,084)	$147.60
Non-vested RSU outstanding, December 31, 2018	30,132	$14.36	$95,005

At December 31, 2018 and 2017, total unrecognized compensation costs related to non-vested RSU were $228,190 and $689,365, which are expected to be recognized over 1.8 years and 2.9 years, respectively. The total intrinsic values of RSU vested was $295,368 and $647,885 during the year ended December 31, 2018 and 2017, respectively. The total fair values of RSU vested during the year ended December 31, 2018 and 2017 were $1,099,058 and $1,291,878, respectively.

Restricted Stock Awards

During the year ended December 31, 2017, a total of 10,352 shares of RSA were granted, all of which were vested immediately. The total fair value of vested RSA during the year ended December 31, 2017 was $596,314. The weighted-average grant date fair value of the RSA was $57.60 per share during the year ended December 31, 2017. There were no such awards granted during the year ended December 31, 2018.

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

The range of assumptions used to determine the fair value of the warrants valued using the Black-Scholes option pricing model during the periods indicated was:

Year ended December 31
	2018	2017
Estimated fair value of Trovagene common stock	$3.15 - $25.14	$22.14 - $90.72
Expected warrant term	0 - 5.1 years	1.0 - 5.5 years
Risk-free interest rate	1.76% - 2.92%	1.27% - 2.21%
Expected volatility	47% - 131%	86% - 116%
Dividend yield	—%	—%

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

Date	Description	Number of Warrants	Derivative Instrument Liability
December 31, 2016	Balance of derivative financial instruments—warrants liability	13,446	$834,940
	Issuance of derivative financial instruments	64,496	3,215,519
	Change in fair value of derivative financial instruments—warrants during the year recognized as a gain in the statement of operations	—	(3,401,072)
December 31, 2017	Balance of derivative financial instruments—warrants liability	77,942	649,387
	Expiration of Derivative Financial Instruments	(13,446)	—
	Change in fair value of derivative financial instruments—warrants during the year recognized as a gain in the statement of operations	—	(617,072)
December 31, 2018	Balance of derivative financial instruments—warrants liability	64,496	$32,315

As of December 31, 2018, 13,446 forbearance warrants were expired and none were expired prior to their expiration. The remaining contractual term of the warrants outstanding at December 31, 2018 and 2017 was approximately 4.1 and 4.4 years, respectively.

At December 31, 2018 and 2017, the total fair value of the above warrants accounted for as derivative financial instruments—warrants, valued using the Black-Scholes option pricing model, was $32,315 and $649,387, respectively, and is classified as derivative financial instruments—warrants liability on the balance sheet.

7. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2018 and 2017:

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$11,392,093	$—	$—	$11,392,093
Total Assets	$11,392,093	$—	$—	$11,392,093
Liabilities:
Derivative financial instruments—warrants	$—	$—	$32,315	$32,315
Total Liabilities	$—	$—	$32,315	$32,315

	Fair Value Measurements at December 31, 2017
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$8,309,964	$—	$—	$8,309,964
Total Assets	$8,309,964	$—	$—	$8,309,964
Liabilities:
Derivative financial instruments—warrants	$—	$—	$649,387	$649,387
Total Liabilities	$—	$—	$649,387	$649,387

(1)Included as a component of cash and cash equivalents on the accompanying consolidated balance sheet.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the years ended December 31, 2018 and 2017:

Description	Balance at December 31, 2017	Unrealized (gains) or losses	Balance at December 31, 2018
Derivative financial instruments—Warrants	$649,387	$(617,072)	$32,315

Description	Balance at December 31, 2016	Issuance of Derivative Financial Instruments	Unrealized (gains) or losses	Balance at December 31, 2017
Derivative financial instruments—Warrants	$834,940	$3,215,519	$(3,401,072)	$649,387

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

8. Debt

Equipment Line of Credit

In November 2015, the Company entered into a Loan and Security Agreement with Silicon Valley Bank that provided for cash borrowings for equipment (“Equipment Advances”) of up to $2.0 million, secured by the equipment financed. Under the terms of the agreement, interest is equal to 1.25% above the Prime Rate. Interest only payments are due on borrowings through November 30, 2016, with both interest and principal payments commencing in December 2016. All unpaid principal and interest on each Equipment Advance will be due on November 1, 2019. The Company has an obligation to make a final payment equal to 7% of total amounts borrowed at the loan maturity date. The Company is also subject to certain affirmative and negative covenants under the Equipment Line of Credit.

On June 20, 2017, the Company received a Notice of Event of Default (“Default Letter”) from SVB which stated that Events of Default had occurred and SVB will decide in its sole discretion whether or not to exercise rights and remedies. On April 6, 2018, the Company paid approximately $1,100,000 to SVB. This payment repaid the outstanding Equipment Line of Credit loan in full. The Company recorded $25,161 in interest expense related to the Equipment Line of Credit during the year ended December 31, 2018.

Loan and Security Agreement

In June 2014, the Company entered into a $15,000,000 loan and security agreement (“Loan Agreement”) with two banks pursuant to which the lenders provided the Company with a term loan, which was funded at closing. On July 20, 2016, the Company signed the 5th Amendment to Loan and Security Agreement (“Amendment”) to refinance its existing term loan. Under the Amendment, the interest rate was adjusted to 3.75% plus the Wall Street Journal Prime Rate (subject to a floor of 7.25%). The Company is required to make interest only payments on the outstanding amount of the loan on a monthly basis through September 1, 2017, after which equal monthly payments of principal and interest are due until the loan maturity date of February 1, 2020.

On June 1, 2017, the Company received a Notice of Event of Default from the lenders which stated that Events of Default had occurred and all of the obligation under the Loan Agreement were immediately due and payable. On June 6, 2017, the lenders took the total pay-off amount of $16,668,583 for the principal, interest, final payment, and other amounts out of the Company’s bank accounts which satisfied all of the Company’s outstanding obligations under the Loan Agreement.  Accordingly, the Loan Agreement was terminated in June 2017. Upon termination of the Loan Agreement, the prepayment fee of $450,000, unamortized debt discount of $400,562 and unamortized final fee of $738,196 were recorded as loss on debt extinguishment.

9. Income Taxes

At December 31, 2018, Trovagene had federal net operating loss carryforwards (“NOLs”) of approximately $143.6 million, which, if not used, expire beginning in 2020. Trovagene also has California NOLs of approximately $67.7 million that will begin to expire in 2029. Trovagene also has research and development tax credits available for federal and California purposes of approximately $2.3 million and $1.7 million, respectively. The federal research and development tax credits will begin to expire on January 31, 2025. The California research and development tax credits are not set to expire. The utilization of these NOLs and research and development tax credits is subject to limitations based on past and future changes in ownership of Trovagene pursuant to Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”). The Company has determined that ownership changes have occurred for purposes of Section 382 and, therefore, the ability of the Company to utilize its NOLs is limited.

The provision for income taxes based on losses from continuing operations consists of the following at December 31 (in thousands):

	Years ended December 31,
	2018	2017
Current:
State	$1	$1
Total current provision	1	1
Deferred:
Federal	(1,307)	9,781
State	(2,428)	3,171
Total deferred (benefit) expense	(3,735)	12,952
Valuation allowance	3,734	(12,953)
Total income tax provision	$—	$—

Significant components of the Company’s taxes and the rates as of December 31 are shown below (in thousands, except percentages):

	Years ended December 31,
	2018		2017
Tax computed at the federal statutory rate	$(3,457)	21%	$(8,591)	34%
State tax, net of federal tax benefit	(184)	1%	(697)	3%
Permanent Items	481	(3)%	(706)	3%
Tax credits	(574)	3%	(431)	2%
Valuation allowance increase (decrease)	3,734	(22)%	(11,029)	43%
Tax rate change	—	—%	21,454	(85)%
Provision for income taxes	$—	—%	$—	—%

The Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed into law on December 22, 2017. The TCJA significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The TCJA also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. Prior to December 22, 2018, the Company completed the determination of the accounting implications of the TCJA on its tax accruals and there were no changes to the provisional amounts previously recorded.

Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes as of December 31 are shown below (in thousands):

	Years ended December 31,
	2018	2017
Deferred tax assets:
Tax loss carryforwards	$35,019	$29,713
Research and development credits and other tax credits	3,595	3,084
Stock-based compensation	1,301	3,565
Other	1,126	945
Total deferred tax assets	41,041	37,307
Valuation allowance	(41,041)	(37,307)
Net deferred tax asset	$—	$—

Trovagene records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Due to the substantial doubt related to Trovagene’s ability to utilize its deferred tax assets, the Company recorded a valuation allowance against the deferred tax.

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

10. Commitments and Contingencies

Research and Development and Clinical Trial Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which Trovagene refers to as onvansertib. Onvansertib is an oral, investigative drug and a highly-selective adenosine triphosphate competitive inhibitor of the serine/threonine PLK1. The Company plans to develop onvansertib in patients with leukemias/lymphomas and solid tumor cancers. Upon execution of the agreement, the Company paid $2.0 million in license fees which were expensed to research and development costs. The Company is committed to pay $1.0 million for future services provided by Nerviano, such as the cost to manufacture drug product, no later than June 30, 2019. As of December 31, 2018, approximately $458,000 has been paid for services provided. Terms of the agreement also provide for the Company to pay royalties based on certain development and sales milestones.

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

Lease Agreements

The Company currently leases approximately 26,100 square feet facilities in San Diego under an operating lease that expires on December 31, 2021 at a monthly rental rate of approximately $68,000. Rent expense for the years ended December 31, 2018 and 2017 was approximately $731,000 and $663,000, respectively.

The Company is also a party to various non-cancelable operating lease agreements for office equipment.

Total annual commitments under non-cancelable lease agreements for each of the years ended December 31 are as follows:

	Operating Leases	Sublease Income	Net Operating Leases
2019	$914,540	$(333,124)	$581,416
2020	941,670	—	941,670
2021	968,165	—	968,165
2022	5,868	—	5,868
2023	3,423	—	3,423
Total	$2,833,666	$(333,124)	$2,500,542

Public Offering and Controlled Equity Offering

On March 15, 2017, the Company filed a Form 424B5 to amend and supplement the information in the Company’s registration statement and prospectus, dated June 13, 2016, to offer and sell additional shares of the Company’s common stock having an aggregate offering price up to $20,698,357. The Company entered into an agreement with Cantor Fitzgerald & Co. (“Agent”) on January 25, 2013 to issue and sell up to $30,000,000 of shares of common stock through the Agent. As payment for its services, the Agent is entitled to a 3% commission on gross proceeds. Gross proceeds of $0 and $110,000 have been raised during the year ended December 31, 2018 and 2017, respectively.

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

12. Restructuring Charges

In May 2018, the Company closed its CLIA laboratory operations in order to streamline the Company’s business model. The loss recognized from disposition of CLIA laboratory was reported as restructuring charges, a component of operating loss, in the consolidated financial statements. During the year ended December 31, 2018, the Company recorded total restructuring charges of approximately $664,000 for CLIA laboratory disposal transactions, of which, approximately $187,000 was related to impairment loss on CLIA laboratory license, approximately $52,000 was related to loss on disposal of property and equipment and other non-capital assets, and approximately $425,000 was related to loss on sublease of office and laboratory space.

In March 2017, the Company announced a strategic restructuring plan in connection with the expansion of precision medicine therapeutics to its business. The restructuring plan included a reduction in force and was completed in the last quarter of 2017. During the year ended December 31, 2017, the Company recorded total restructuring charges of approximately $2.2 million. Restructuring charges included approximately $1.1 million of costs related to termination of employees, which was net of a $125,000 stock-based compensation expense reversal for certain terminated employees. The remaining restructuring charges of approximately $485,000 were related to impairment of capitalized license fees.

13. Related Party Transactions

In November 2018, the Company entered into a MTA with Leucadia pursuant to which Leucadia will develop a PCR-based assay for onvansertib for AML. The cost of the services under the MTA are expected to be up to $575,796. The Company’s CEO, Dr. Thomas Adams, is a principal stockholder of Leucadia. In addition, in connection with the MTA, the Company entered into a consulting agreement with Tommy Adams, VP of Operations of Leucadia, who is the son of Dr. Adams. During the year ended December 31, 2018, the Company incurred and recorded approximately $183,000 of research and development expenses for services performed by Leucadia and Tommy Adams.

In March 2016, the Company engaged Rutan & Tucker, LLP, a law firm to represent Trovagene, Inc. with respect to various lawsuits. One of the partners from Rutan & Tucker, LLP, is the son of the Company’s Chairman of the Board. The fees for legal services are based on the hourly rates of the individuals performing the legal services. During the year ended December 31, 2017, the Company incurred and recorded approximately $650,000 of legal expenses, net of insurance reimbursements, for services performed by Rutan & Tucker, LLP, respectively.

14. Subsequent Events

Master Services Agreement

On January 25, 2019, the Company entered into a Master Services Agreement and a Stock and Warrant Subscription Agreement with PoC Capital, LLC, whereby PoC has agreed to finance $1,675,000 in clinical studies, including the development costs associated with Phase 1b/2 trial of onvansertib in combination with FOLFIRI and Avastin® in patients with mCRC harboring KRAS mutation in exchange for (i) 183,334 shares of the Company’s common stock, (ii) 200,000 shares of Series C Convertible Preferred Stock, each share of which is convertible into 1.67 shares of common stock, and (iii) warrants to purchase of 150,000 shares of common stock with an exercise price of $3.762, expiring on January 25, 2024. Any clinical costs in excess of the financed amount will be the Company’s responsibility. PoC will not make payments to the Company, but directly to the contract research organization based on the invoices.

Stock reverse split

The Company made a reverse split of its common stock, $0.0001 par value, at a ratio of 1 for 6, effective February 19, 2019. All share and per share information in the consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.