Form 10-Q
period 2019-06-30
Trovagene, Inc.
filed 2019-08-08
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

COMMISSION FILE NUMBER 001-35558

TROVAGENE, INC.
(Exact Name of registrant as specified in its charter)

Delaware	27-2004382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11055 Flintkote Avenue, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 952-7570
(Registrant’s telephone number, including area code)

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	TROV	Nasdaq Capital Market

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

As of July 31, 2019, the issuer had 5,445,764 shares of Common Stock issued and outstanding.

TROVAGENE, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TROVAGENE, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$10,791,270	$11,453,133
Accounts receivable and unbilled receivable	122,281	167,755
Prepaid expenses	906,466	1,144,377
Total current assets	11,820,017	12,765,265
Property and equipment, net	252,053	1,304,433
Operating lease right-of-use assets	1,660,631	—
Other assets	135,262	102,798
Total Assets	$13,867,963	$14,172,496

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$525,690	$664,840
Accrued expenses	2,352,265	1,813,842
Operating lease liabilities	816,102	—
Deferred rent, current portion	—	486,636
Total current liabilities	3,694,057	2,965,318
Derivative financial instruments—warrants	18,287	32,315
Operating lease liabilities, net of current portion	1,307,384	—
Deferred rent, net of current portion	—	1,090,671
Total Liabilities	5,019,728	4,088,304

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 277,100 designated as Series A Convertible Preferred Stock; 60,600 shares outstanding at June 30, 2019 and December 31, 2018 with liquidation preference of $606,000 at June 30, 2019 and December 31, 2018; 200,000 designated as Series C Convertible Preferred Stock; 0 shares outstanding at June 30, 2019 and December 31, 2018	60	60
Common stock, $0.0001 par value, 150,000,000 shares authorized; 5,441,390 and 3,831,880 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	7,997	7,742
Additional paid-in capital	210,706,090	202,267,605
Service receivables	(1,364,234)	—
Accumulated deficit	(200,501,678)	(192,191,215)
Total stockholders’ equity	8,848,235	10,084,192
Total liabilities and stockholders’ equity	$13,867,963	$14,172,496

See accompanying notes to the unaudited condensed financial statements.

TROVAGENE, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Royalties	$36,852	$52,423	$98,873	$101,478
Services and other	101,433	59,390	201,370	110,471
Total revenues	138,285	111,813	300,243	211,949
Costs and expenses:
Cost of revenues	—	204,436	—	570,780
Research and development	2,830,340	1,952,767	5,478,939	3,836,605
Selling, general and administrative	1,527,904	2,150,871	3,003,026	4,655,848
Restructuring charges	—	243,335	—	243,335
Total operating expenses	4,358,244	4,551,409	8,481,965	9,306,568

Loss from operations	(4,219,959)	(4,439,596)	(8,181,722)	(9,094,619)

Interest income	69,761	36,202	134,504	57,973
Interest expense	—	(925)	—	(25,161)
Gain from change in fair value of derivative financial instruments—warrants	23,789	711,229	14,028	581,540
Gain on extinguishment of debt	—	17,974	—	17,974
Other income (expense), net	1,106	(71,839)	3,116	(70,839)
Net loss	(4,125,303)	(3,746,955)	(8,030,074)	(8,533,132)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6,060)	(6,060)	(12,120)	(12,120)
Deemed dividend recognized on beneficial conversion features of Series B Convertible Preferred Stock issuance	—	(2,769,533)	—	(2,769,533)
Deemed dividend recognized on beneficial conversion features of Series C Convertible Preferred Stock issuance	—	—	(268,269)	—

Net loss attributable to common stockholders	$(4,131,363)	$(6,522,548)	$(8,310,463)	$(11,314,785)

Net loss per common share — basic	$(0.79)	$(5.27)	$(1.78)	$(11.27)
Net loss per common share — diluted	$(0.79)	$(5.27)	$(1.78)	$(11.27)

Weighted-average shares outstanding — basic	5,241,924	1,237,244	4,667,434	1,004,391
Weighted-average shares outstanding — diluted	5,241,924	1,237,244	4,667,434	1,004,391

See accompanying notes to the unaudited condensed financial statements.

TROVAGENE, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2019	60,600	$60	3,831,879	$7,742	$202,267,605	$—	$(192,191,215)	$10,084,192
Stock-based compensation	—	—	—	—	200,067	—	—	200,067
Issuance of common stock, preferred stock and warrants for clinical trial funding commitment, net of expenses and discount of $40,000 and $235,640, respectively	200,000	200	183,334	110	1,634,690	(1,675,000)	—	(40,000)
Deemed dividend recognized on beneficial conversion features of Series C Convertible Preferred Stock issuance	—	—	—	—	268,269	—	(268,269)	—
Issuance of common stock upon exercise of warrants	—	—	497,313	50	3,282,216	—	—	3,282,266
Issuance of common stock upon vesting of restricted stock units	—	—	6,362	4	(4)	—	—	—
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	—	(6,060)	(6,060)
Issuance of common stock for share rounding as a result of reverse stock split	—	—	6,466	—	—	—	—	—
Release of clinical trial funding commitment	—	—	—	—	—	70,487	—	70,487
Net loss	—	—	—	—	—	—	(3,904,771)	(3,904,771)
Balance, March 31, 2019	260,600	260	4,525,354	7,906	207,652,843	(1,604,513)	(196,370,315)	9,686,181
Stock-based compensation	—	—	—	—	148,834	—	—	148,834
Sale of common stock and warrants, net of expenses	—	—	421,917	42	2,902,698	—	—	2,902,740
Issuance of common stock upon exercise of warrants	—	—	156,353	16	1,548	—	—	1,564
Issuance of common stock upon vesting of restricted stock units	—	—	4,433	—	—	—	—	—
Issuance of common stock upon conversion of Series C Convertible Preferred Stock	(200,000)	(200)	333,333	33	167	—	—	—
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	—	(6,060)	(6,060)
Release of clinical trial funding commitment	—	—	—	—	—	240,279	—	240,279
Net loss	—	—	—	—	—		(4,125,303)	(4,125,303)
Balance, June 30, 2019	60,600	$60	5,441,390	$7,997	$210,706,090	$(1,364,234)	$(200,501,678)	$8,848,235

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2018	60,600	$60	733,217	$5,279	$179,546,954	$(173,046,186)	$6,506,107
Stock-based compensation	—	—	—	—	1,406,131	—	1,406,131
Issuance of common stock upon exercise of warrants	—	—	71,347	514	1,448,653	—	1,449,167
Issuance of common stock upon vesting of restricted stock units	—	—	12,567	90	(90)	—	—
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	(6,060)	(6,060)
Cumulative adjustment upon adoption of ASC 606	—	—	—	—	—	109,922	109,922
Net loss	—	—	—	—	—	(4,786,177)	(4,786,177)
Balance, March 31, 2018	60,600	60	817,131	5,883	182,401,648	(177,728,501)	4,679,090
Stock-based compensation	—	—	—	—	221,300	—	221,300
Sale of common stock and warrants, net of expenses	—	—	1,523,333	914	11,778,611	—	11,779,525
Sale of Series B Convertible Preferred Stock, net of expenses	8,860	9	—	—	4,386,753	—	4,386,762
Deemed dividend recognized on beneficial conversion features of Series B Convertible Preferred Stock issuance	—	—	—	—	2,769,533	(2,769,533)	—
Issuance of common stock upon exercise of warrants	—	—	7,570	55	163,445	—	163,500
Issuance of common stock upon conversion of Series B Convertible Preferred Stock	(3,210)	(3)	535,000	321	(318)	—	—
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	(6,060)	(6,060)
Issuance of common stock for share rounding as a result of reverse stock split	—	—	1,134	—	—	—	—
Net loss	—	—	—	—	—	(3,746,955)	(3,746,955)
Balance, June 30, 2018	66,250	$66	2,884,168	$7,173	$201,720,972	$(184,251,049)	$17,477,162

See accompanying notes to the unaudited condensed financial statements.

TROVAGENE, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(8,030,074)	$(8,533,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	—	198,099
Impairment loss	—	187,500
Depreciation and amortization	87,219	483,495
Stock-based compensation expense	348,901	1,627,431
Gain on extinguishment of debt	—	(17,974)
Deferred rent	—	(163,847)
Change in fair value of derivative financial instruments—warrants	(14,028)	(581,540)
Release of clinical trial funding commitment	310,766	—
Changes in operating assets and liabilities:
Other assets	(32,464)	(199,743)
Accounts receivable and unbilled receivable	45,474	62,935
Prepaid expenses	163,950	191,321
Operating lease right-of-use assets	309,713	—
Accounts payable and accrued expenses	387,046	638,701
Operating lease liabilities	(379,662)	—
Net cash used in operating activities	(6,803,159)	(6,106,754)

Investing activities:
Capital expenditures	(5,274)	(5,100)
Purchases of short-term investments	—	(31,500)
Net cash used in investing activities	(5,274)	(36,600)

Financing activities:
Proceeds from sales of common stock and warrants, net of expenses of $97,260 and $1,336,123, respectively	2,902,740	11,779,525
Proceeds from sales of Series B Convertible Preferred Stock, net of expenses of $497,617	—	4,386,762
Costs related to the clinical trial funding commitment	(40,000)	—
Proceeds from exercise of warrants	3,283,830	1,612,667
Payment upon debt extinguishment	—	(175,381)
Repayments of equipment line of credit	—	(1,200,033)
Net cash provided by financing activities	6,146,570	16,403,540
Net change in cash and cash equivalents	(661,863)	10,260,186
Cash and cash equivalents—Beginning of period	11,453,133	8,225,764
Cash and cash equivalents—End of period	$10,791,270	$18,485,950

Supplementary disclosure of cash flow activity:
Cash paid for taxes	$800	$800
Cash paid for interest	$—	$22,482
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividend payable on Series A Convertible Preferred Stock	$12,120	$12,120

Deemed dividend recognized for beneficial conversion features of Series B Convertible Preferred Stock issuance	$—	$2,769,533
Deemed dividend recognized for beneficial conversion features of Series C Convertible Preferred Stock issuance	$268,269	$—
Common stock, Series C Convertible Preferred Stock and warrants issued in connection with clinical trial funding commitment, net of discount of $235,640	$1,675,000	$—
Common stock issued upon conversion of Series B Convertible Preferred Stock	$—	$321
Common stock issued upon conversion of Series C Convertible Preferred Stock	$33	$—

See accompanying notes to the unaudited condensed financial statements.

TROVAGENE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

Business Organization and Overview

Trovagene, Inc. (“Trovagene” or the “Company”) headquartered in San Diego, California, is a clinical-stage, oncology therapeutics company, taking a Precision Cancer MedicineTM (PCM) approach to develop drugs that target mitosis (cell division) to treat various types of cancer, including leukemias, lymphomas and solid tumors.

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

Liquidity

Trovagene’s condensed financial statements as of June 30, 2019 have been prepared under the assumption that Trovagene will continue as a going concern, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

The Company has incurred net losses since its inception and has negative operating cash flows. Considering the Company’s current cash resources, and service receivable related to the clinical trial funding commitment, management projects the Company’s existing resources will be sufficient to fund the Company’s planned operations into the first quarter of 2020. Based on its current business plan and assumptions, the Company expects to continue to incur significant losses and require significant additional capital to further advance its clinical trial programs and support its other operations. The Company has based its cash sufficiency estimates on its current business plan and its assumptions that may prove to be wrong. The Company could utilize its available capital resources sooner than it currently expects, and it could need additional funding to sustain its operations even sooner than currently anticipated. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

As of June 30, 2019, the Company has received approximately $3.3 million upon exercise of 497,313 warrants in connection with the June 2018 underwritten public offering. The Company has also received approximately $2.9 million from proceeds from the sale of common stock and warrants, net of expenses. The Company continually assesses its spending plans to effectively and efficiently address its liquidity needs.

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2019, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as described below.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities and non-current operating lease liabilities in the Company’s balance sheets.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made less lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Our facilities lease agreements contain lease and non-lease components, such as common area maintenance. We have elected to account for these lease and non-lease components of these agreements as a single lease component.

Leases with an initial term of 12 months or less are not recorded on the Company's balance sheets. These short term leases are expensed on a straight line basis over the lease term.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator: Net loss attributable to common shareholders	$(4,131,363)	$(6,522,548)	$(8,310,463)	$(11,314,785)
Net loss used for diluted loss per share	$(4,131,363)	$(6,522,548)	$(8,310,463)	$(11,314,785)
Denominator for basic and diluted net loss per share:
Weighted-average shares used to compute basic loss per share	5,241,924	1,237,244	4,667,434	1,004,391
Weighted-average shares used to compute diluted net loss per share	5,241,924	1,237,244	4,667,434	1,004,391
Net loss per share attributable to common stockholders:
Basic	$(0.79)	$(5.27)	$(1.78)	$(11.27)
Diluted	$(0.79)	$(5.27)	$(1.78)	$(11.27)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	June 30,
	2019	2018
Options to purchase Common Stock	1,033,274	90,167
Warrants to purchase Common Stock	4,404,185	3,698,256
Restricted Stock Units	14,187	2,067
Series A Convertible Preferred Stock	877	877
Series B Convertible Preferred Stock	—	941,667
	5,452,523	4,733,034

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2019 and December 31, 2018:

	Fair Value Measurements at June 30, 2019
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$10,742,715	$—	$—	$10,742,715
Total Assets	$10,742,715	$—	$—	$10,742,715
Liabilities:
Derivative financial instruments—warrants	$—	$—	$18,287	$18,287
Total Liabilities	$—	$—	$18,287	$18,287

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$11,392,093	$—	$—	$11,392,093
Total Assets	$11,392,093	$—	$—	$11,392,093
Liabilities:
Derivative financial instruments—warrants	$—	$—	$32,315	$32,315
Total Liabilities	$—	$—	$32,315	$32,315

(1) Included as a component of cash and cash equivalents on the accompanying condensed balance sheets.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2019:

Description	Balance at December 31, 2018	Realized (gains) or losses	Balance at June 30, 2019
Derivative financial instruments—warrants	$32,315	$(14,028)	$18,287

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

4. Property and Equipment

Property and equipment consist of the following:

	As of June 30, 2019	As of December 31, 2018
Furniture and office equipment	$775,030	$775,030
Leasehold improvements	102,230	1,962,230
Laboratory equipment	682,508	677,234
	1,559,768	3,414,494
Less—accumulated depreciation and amortization	(1,307,715)	(2,110,061)
Property and equipment, net	$252,053	$1,304,433

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

Master Facility Lease

The Company leases a building in San Diego under an operating lease that expires on December 31, 2021. The lease currently requires fixed monthly rent payments of approximately $76,000, with 3% annual escalation. The lease also contains one five-year renewal option with minimum monthly rent equal to the then-current fair market value, subject to a 3% annual increase. As the Company is not reasonably certain to exercise this option, it has not been included in the calculation of the lease liability or right-of-use asset related to this lease.

Facility Subleases

As a result of corporate restructurings in previous years, the Company vacated a portion of its facility and has subleased the space to third parties under three separate sublease agreements, including one that expires October 31, 2019 and two that expire December 31, 2021. Under the new standard, ROU assets and lease liabilities are not required to be established on the Company’s balance sheet for such operating subleases. The Company recorded a cease-use loss liability and expense in 2018 pursuant to ASC 420, Exit or Disposal Cost Obligations, representing the total expected shortfall in sublease income for two of the subleases as compared to its required payments for those spaces under the remainder of the master lease term. This liability was being amortized over the remaining lease term until the adoption of ASC 842, whereupon the remaining cease-use loss liability of approximately $487,000 was eliminated and treated as a reduction to the beginning ROU asset value for the master lease as of January 1, 2019. Income will continue to be recognized on a straight-line basis over the term of the sublease and will be reported on a gross basis as other revenue in the Company’s condensed statement of operations since the Company is not relieved of its primary obligation under the head lease.

The components of lease expense were as follows:

	Three months ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$192,985	$387,447
Operating sublease income	(99,938)	(199,875)
Net operating lease cost	$93,047	$187,572

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating lease ROU assets	$1,660,631

Current operating lease liabilities	$816,102
Non-current operating lease liabilities	1,307,384
Total operating lease liabilities	$2,123,486

Weighted-average remaining lease term–operating leases	2.5 years
Weighted-average discount rate–operating leases	6.5%

Supplemental cash flow and other information related to leases was as follows:

	Three months ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$229,574	$455,938

ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$2,503,148

Total remaining annual commitments under non-cancelable lease agreements for each of the years ended December 31 are as follows:

Year Ending December 31,	Operating Leases	Sublease Income	Net Operating Leases
2019 (excluding the six months ended June 30, 2019)	$384,533	$(181,779)	$202,754
2020	941,670	(291,173)	650,497
2021	968,165	(291,173)	676,992
2022	5,868	—	5,868
2023	3,423	—	3,423
Total future minimum lease payments	2,303,659	$(764,125)	$1,539,534
Less imputed interest	(180,173)
Total	$2,123,486

Total annual commitments under non-cancelable lease agreements as of December 31, 2018 under the previous lease accounting guidance are as follows:

	Operating Leases	Sublease Income	Net Operating Leases
2019	$914,540	$(333,124)	$581,416
2020	941,670	—	941,670
2021	968,165	—	968,165
2022	5,868	—	5,868
2023	3,423	—	3,423
Total	$2,833,666	$(333,124)	$2,500,542

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

The range of assumptions used to determine the fair value of the warrants valued using the Black-Scholes option pricing model during the periods indicated were:

	Six Months Ended June 30,
	2019	2018
Estimated fair value of Trovagene common stock	2.50-3.75	4.62-25.20
Expected warrant term	3.6-4.1 years	0.5-5.1 years
Risk-free interest rate	1.72-2.49%	1.76-2.71%
Expected volatility	102-106%	91-131%
Dividend yield	0%	0%

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

Date	Description	Number of Warrants	Derivative Instrument Liability
December 31, 2018	Balance of derivative financial instruments—warrants liability	64,496	$32,315
	Change in fair value of derivative financial instruments—warrants during the period recognized as a gain in the condensed statements of operations	—	(14,028)
June 30, 2019	Balance of derivative financial instruments—warrants liability	64,496	$18,287

7. Stockholders’ Equity

Common Stock

During the six months ended June 30, 2019, the Company issued a total of 1,609,511 shares of Common Stock. The Company issued 183,334 shares of its common stock, 150,000 warrants, and 200,000 shares of Series C Convertible Preferred Stock through a private placement in January 2019 to PoC Capital, LLC (“PoC”) in exchange for funding Company’s clinical trials in the aggregate amount of $1.675 million. The Company also received gross proceeds of $3.0 million from the sale of 421,917 shares of its common stock, 840,181 warrants, and 418,264 pre-funded warrants through registered direct offerings and private placements in April and May 2019. 497,313 shares were issued upon exercise of warrants for a weighted-average price of $6.60. 10,795 shares were issued upon vesting of restricted stock units (“RSUs”). 333,333 shares were issued upon conversion of Series C Convertible Preferred Stock. In addition, 6,466 shares were issued for share rounding as a result of the reverse stock split.

Stock Options

Stock-based compensation expense related to Trovagene equity awards have been recognized in operating results as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Included in cost of revenue	$—	$(9,143)	$—	$30,488
Included in research and development expense	$86,058	$111,812	$196,139	$507,521
Included in selling, general and administrative expense	62,776	118,631	152,763	1,089,422
Total stock-based compensation expense	$148,834	$221,300	$348,902	$1,627,431

The unrecognized compensation cost related to non-vested stock options outstanding at June 30, 2019 and 2018, net of expected forfeitures, was $1,735,973 and $650,165, respectively, which is expected to be recognized over a weighted-average remaining vesting period of 2.5 and 1.4 years, respectively. The weighted-average remaining contractual term of outstanding options as of June 30, 2019 was approximately 9.7 years. The total fair value of stock options vested during the six months ended June 30, 2019 and 2018 were $279,760 and $1,246,260, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	1.8%	2.43%
Dividend yield	0%	0%
Expected volatility	95%	90%
Expected term	5.9 years	5.2 years

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2018	83,345	$146.09	$—
Granted	961,313	$2.50
Canceled / Forfeited	(11,384)	$70.82
Balance outstanding, June 30, 2019	1,033,274	$13.34	$19,059
Exercisable at June 30, 2019	74,486	$149.43	$—

On June 6, 2019, the number of authorized shares in the Trovagene 2014 Equity Incentive Plan (“2014 EIP”) was increased from 243,056 to 1,243,056. As of June 30, 2019, there were 161,500 shares available for issuance under the 2014 EIP.

Restricted Stock Units

The weighted-average grant date fair value of the RSUs was $4.04 per share during the six months ended June 30, 2019. There were no RSUs granted during the six months ended June 30, 2018.

A summary of the RSU activity is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share	Intrinsic Value
Non-vested RSUs outstanding, December 31, 2018	30,132	$14.36	$95,005
Granted	167	$4.04
Vested	(10,795)	$13.67	$41,233
Forfeited	(5,317)	$13.04
Non-vested RSUs outstanding, June 30, 2019	14,187	$15.25	$35,468

At June 30, 2019, total unrecognized compensation cost related to non-vested RSUs was $122,189, which is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of vested RSUs during the six months ended June 30, 2019 and 2018 were $147,516 and $1,071,069, respectively.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2018	3,649,341	$8.91	4.4
Granted	1,408,510	$3.50
Exercised	(653,666)	$5.96
Balance outstanding, June 30, 2019	4,404,185	$7.62	4.3

Series C Convertible Preferred Stock

On January 25, 2019, the Company entered into a Master Services Agreement and a Stock and Warrant Subscription Agreement with PoC, whereby PoC agreed to finance $1.675 million in clinical studies, including the development costs associated with Phase 1b/2 trial of onvansertib in combination with FOLFIRI and Avastin® in patients with metastatic Colorectal Cancer (“mCRC”) harboring KRAS mutation in exchange for (i)183,334 shares of common stock, (ii) warrants to purchase an aggregate of 150,000 shares of common stock, with an exercise price of $3.762 per share, expiring on January 25, 2024, and (iii) 200,000 shares of Series C Convertible Preferred Stock, each share of which was convertible into 1.67 shares of common stock.

The Company evaluated the awards issued under this transaction and determined they should be classified as equity. These equity awards were fully vested and nonforfeitable. Since the equity awards were for clinical study services yet to be provided, the Company recognized $1.675 million service receivables as contra equity. The Company releases the service receivables as clinical study services are performed. The conversion feature of the Series C Convertible Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series C Convertible Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from inception, the Company immediately recorded a non-cash deemed dividend of $0.3 million related to the beneficial conversion feature arising from the issuance of Series C Convertible Preferred Stock. This non-cash deemed dividend increased the Company’s net loss attributable to common stockholders and net loss per share.

The holders of Series C Convertible Preferred Stock were granted the right to vote, on an as-converted to common stock basis (limited to 93.41% of the then as-if converted common stock) all matters submitted to a vote of holders of the Company’s common stockholders. In the event of liquidation, dissolution or winding-up, holders of Series C Convertible Preferred Stock were entitled to receive the same amount that a holder of the Company’s common stock would receive if the Series C Convertible Preferred Stock were fully converted into shares of the Company’s common stock at the conversion price which amounts shall be paid pari passu with all holders of common stock.

In April of 2019, all 200,000 shares of Series C Convertible Preferred Stock were converted into 333,333 shares of the Company's common stock. As of June 30, 2019, there were no shares of Series C Convertible Preferred Stock outstanding.

8. Commitments and Contingencies

Executive and Consulting Agreements

The Company has longer-term contractual commitments with various consultants and employees. Certain employment agreements provide for severance payments.

Research and Development and Clinical Trial Agreements

In March 2017, the Company entered into a license agreement with Nerviano Medical Sciences S.r.l. (“Nerviano”) which granted the Company development and commercialization rights to NMS-1286937, which Trovagene refers to as onvansertib. Onvansertib is an oral, investigative drug and a highly-selective adenosine triphosphate competitive inhibitor of the serine/threonine PLK1. The Company plans to develop onvansertib in patients with leukemias/lymphomas and solid tumor cancers. Upon execution of the agreement, the Company paid $2.0 million in license fees which were expensed to research and development costs. Under the agreement, the Company is committed to purchase $1.0 million for services provided by Nerviano, such as service for manufacturing drug product, no later than June 30, 2019. As of June 30, 2019, services in excess of $1.0 million have been ordered in full satisfaction of this obligation. Terms of the agreement also provide for the Company to pay royalties based on certain development and sales milestones.

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

9. Related Party Transactions

In November 2018, the Company entered into a Material Transfer Agreement (“MTA”) with Leucadia Life Sciences (“Leucadia”) pursuant to which Leucadia will develop a PCR-based assay for onvansertib for AML. In May 2019, the MTA was amended and increased to $1,070,000 to account for additional deliverables in development of the PCR-based assay. The Company’s CEO, Dr. Thomas Adams, is a principal stockholder of Leucadia. In addition, in connection with the MTA, the Company entered into a consulting agreement with Tommy Adams, VP of Operations of Leucadia, who is the son of Dr. Adams. During the six months ended June 30, 2019, the Company incurred and recorded approximately $503,000 of research and development expenses for services performed by Leucadia and Tommy Adams.

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

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Overview

 We are a clinical-stage, oncology therapeutics company, taking a Precision Cancer MedicineTM (PCM) approach to develop drugs that target mitosis (cell division) to treat various types of cancer, including leukemias, lymphomas and solid tumors. By integrating a biomarker strategy into our development programs, we will be able to identify patients more likely to respond to treatment.

On March 15, 2017, we announced that we licensed onvansertib, a PLK1 inhibitor, from Nerviano, pursuant to a license agreement with Nerviano dated March 13, 2017. This exclusive, world-wide license agreement includes 3 issued patents for onvansertib which cover composition of matter, salt forms of onvansertib and combination of onvansertib with other drugs. Onvansertib was developed to have high selectivity to PLK1 (at low nanomolar IC50 levels), to have ideal pharmacokinetics, including oral bioavailability and administration and a drug half-life of approximately 24 hours, allowing for flexible dosing and scheduling, and is well tolerated and safe with only mild- to moderate side effects reported to-date. A Phase 1 safety study of onvansertib has been successfully completed in patients with advanced metastatic solid tumors and published in 2017 in Investigational New Drugs. We currently have three active clinical trials: a Phase 2 open-label clinical trial of onvansertib in combination with abiraterone acetate (Zytiga®) and prednisone in patients with metastatic Castration-Resistant Prostate Cancer (“mCRPC”), being conducted at Beth Israel Deaconess Medical Center ("BIDMC"), Dana-Farber Cancer Institute ("DFCI"), and Massachusetts General Hospital ("MGH"); a Phase 1b/2 open-label clinical trial of onvansertib in combination with FOLFIRI and Avastin® in patients with mCRC with a KRAS mutation, being conducted at USC Norris Comprehensive Cancer Center and The Mayo Clinic; and a Phase 1b/2 open-label clinical trial of onvansertib in combination with standard-of-care chemotherapy in patients with AML, being conducted at eight sites across the U.S..

Onvansertib is a first-in-class, third-generation, oral and highly-selective PLK1 inhibitor with demonstrated antitumor activity in different preclinical models. Polo-like kinase family consists of 5 members (PLK1-PLK5) and they are involved in multiple functions in cell division, including the regulation of centrosome maturation, checkpoint recovery, spindle assembly, cytokinesis, apoptosis and many others. PLK1 is essential for the maintenance of genomic stability during cell division. The over-expression of PLK1 can lead to immature cell division followed by aneuploidy and cell death, a hallmark of cancer. PLK1 is over-expressed in a wide variety of leukemias/lymphomas and solid tumor cancers, including acute myeloid leukemia, non-Hodgkin lymphoma, prostate, lung, breast, ovarian, colorectal and adrenocortical carcinoma. In addition, several studies have shown that over-expression of PLK1 is associated with poor prognosis. Blocking the expression of PLK1 by kinase inhibitors, such as onvansertib, can effectively inhibit growth of, and induce, tumor cell death.

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

In in-vitro and in-vivo preclinical studies, synergy (interaction of discrete drugs such that the total effect is greater than the sum of the individual effects) has been demonstrated with onvansertib when used in combination with numerous different chemotherapies, including cisplatin, cytarabine, doxorubicin, gemcitabine and paclitaxel, as well as targeted therapeutics, such as abiraterone acetate (Zytiga®), histone deacetylase (“HDAC”) inhibitors, such as belinostat (Beleodaq®), quizartinib (AC220), a development stage FLT3 inhibitor, and bortezomib (Velcade®). These therapies are used clinically for the treatment of leukemias, lymphomas and solid tumor cancers, including AML, Non-Hodgkin Lymphoma (“NHL”), mCRPC, mCRC, and Triple Negative Breast Cancer (“TNBC”).

We continue to focus on advancing our three active clinical trials with onvansertib in 2019. We have achieved a number of key milestones during the first half of 2019 and anticipate achieving the following milestones throughout 2019:

Phase 1b/2 Trial of Onvansertib in Combination with Either Low-Dose Cytarabine or Decitabine for the Treatment of Acute Myeloid Leukemia

•
Complete Phase 1b dose escalation cohorts and identify the recommended Phase 2 dose (“RP2D”) for the Phase 2 continuation trial (dependent upon the number of dose escalation cohorts required to reach the maximum tolerated dose or RP2D of onvansertib).

•	Provide top line safety and efficacy data on the combination of onvansertib + LDAC and the combination of onvansertib + decitabine in patients treated through the end of 2019.

•	Present data from the AML trial at key oncology conferences, including the American Society of Hematology (“ASH”) annual meeting.

•
Initiate the Phase 2 segment of the AML trial, which will enroll approximately 32 patients, for continued evaluation of safety and efficacy of onvansertib in combination with either LDAC or decitabine (once the RP2D has been determined in Phase 1b).

Phase 2 Trial of Onvansertib in Combination with Abiraterone Acetate (Zytiga®) and Prednisone for the Treatment of Metastatic Castration-Resistant Prostate Cancer

•
Completed enrollment and evaluation of the 3 safety lead-in patients in the second arm (2-week dosing schedule) with onvansertib at 24 mg/m2 in combination with abiraterone acetate (Zytiga®) and prednisone.

•	Provide top line preliminary safety and efficacy data of onvansertib in combination with abiraterone acetate (Zytiga®) and prednisone in patients treated.

•	Present data from the mCRPC trial at key oncology conferences throughout 2019 and first quarter of 2020.

Phase 1b/2 Trial of Onvansertib in Combination with FOLFIRI and Bevacizumab (Avastin®) for Second-Line Treatment of Metastatic Colorectal Cancer with a KRAS Mutation

•	Complete enrollment of the initial dose level cohort of onvansertib 12 mg/m2.

•	Provide top line safety and preliminary efficacy data on the combination of onvnasertib + FOLFIRI + Avastin® in patients treated through the end of 2019.
During 2019, we have advanced our business with the following activities:

•	Announced ESMO Accepts Trovagene AML Clinical Trial Abstract for Oral Presentation
On July 22, 2019, Trovagene announced the acceptance of three abstracts for presentation at the upcoming European Society for Medical Oncology (ESMO) conference in Barcelona on September 27 to October 1, 2019. The abstract accepted for an oral presentation (Abstract #2411), "Polo-like Kinase Inhibitor, Onvansertib, in Combination with Low-Dose Cytarabine or Decitabine in Patients with Relapsed/Refractory Acute Myeloid Leukemia in Phase 1b," will be presented by Amer Zeidan, MBBS, MHS, Yale University, and will feature safety and preliminary efficacy data, including patients who achieved a complete response, as well as biomarker data and correlation with treatment response.

•	Announced initiation of enrollment for Phase 1b/2 trial in KRAS-mutated metastatic Colorectal Cancer trial at leading cancer centers

On July 9, 2019, we announced the initiation of patient enrollment of our Phase 1b/2 study of onvansertib in combination with FOLFIRI and Avastin® (bevacizumab) for second-line treatment of patients with metastatic Colorectal Cancer (mCRC) with a KRAS mutation.

•	Announced research collaboration with Nektar Therapeutics to evaluate the efficacy of the combination of onvansertib and ONZEALDTM in models of colorectal cancer.

On May 23, 2019, we announced we entered into a research collaboration agreement with Nektar Therapeutics to explore the combination of our PLK1 inhibitor, onvansertib, and Nektar’s topoisomerase I inhibitor, ONZEALD, for the treatment of mCRC. Under the collaboration, the two companies will evaluate the antitumor activity and tolerability of the combination of onvansertib and ONZEALD in two (HT29 - BRAF mutant and HCT-116 - KRAS mutant) preclinical tumor models of colorectal cancer.

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

•	Announced Equity Investments of $3.0 Million at Premium to Market Price from Institutional Investor, Lincoln Park Capital
On April 5 and May 13, 2019, respectively, Trovagene announced that it has entered into definitive purchase agreements with Lincoln Park Capital Fund, LLC ("Lincoln Park") an existing institutional investor, in which Lincoln Park agreed to purchase in a registered direct offering shares of common stock and pre-funded warrants at a premium to the closing sale price on April 5 and May 10, 2019, respectively, on the Nasdaq Capital Market. In a concurrent private placement, Lincoln Park agreed to purchase warrants to purchase shares of common stock.

•	Announced Update to Phase 1b/2 Trial Data Presented at AACR - Additional Patients Achieve Complete Response at Two Highest Dose Levels of Onvansertib.

On April 5, 2019, we announced an update to our Phase 1b/2 trial data presented at AACR on April 1, showing additional patients having achieved complete response at the two highest dose levels of onvansertib. A complete response (2 CR’s and 1 CRi) was achieved in 3 of 6 (50%) of evaluable patients at the highest doses (27mg/m2 and 40 mg/m2) of onvansertib in combination with standard-of-care decitabine. Approximately a 90% clinical benefit rate has been demonstrated (CR + PR + SD). No dose-limiting toxicities have been observed to-date.

•	Announced Early Data from Phase 2 Trial Indicates Activity of Onvansertib in Prostate Cancer Patients Showing Initial Resistance to Anti-Androgen Therapy.

On April 2, 2019, we announced early data from our ongoing Phase 2 study evaluating onvansertib in combination with Zytiga® in patients with mCRPC. Early prostate specific antigen (“PSA”) response was observed when onvansertib is added to abiraterone (Zytiga®) in 2 of 6 patients to-date; the first patient achieved the primary efficacy endpoint of disease stabilization. The PSA trajectory in the patient achieving the primary efficacy endpoint indicates alteration of the natural history of early signs of resistance to Zytiga®. Patients with observed responses to-date harbor the highly aggressive androgen receptor variant (AR-V7) which is known to be resistant to treatment with Zytiga®.

•	Announced Phase 1b/2 Dose Escalation Trial of Onvansertib in Relapsed/Refractory AML Demonstrates Safety, Tolerability and relative Durability with Complete Responses at Highest Dose Levels.

On April 1, 2019, we announced the presentation of new data from our ongoing Phase 1b/2 study evaluating onvansertib in combination with standard-of-care chemotherapy in AML. The greatest anti-leukemic activity has been observed in the onvansertib + decitabine arm, with complete response in 2 (1 CR and 1 CRi) of 4 (50%) evaluable patients from the two highest dose levels. There have been no dose-limiting toxicities observed to-date and two-thirds of patients have completed ≥2 cycles of treatment, with 2 patients currently on treatment for more than 11 and 5 months, respectively. There has been a significant association observed between biomarker-positive patients and response to onvansertib treatment.

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

On January 29, 2019, we announced an agreement with PoC Capital, LLC, to fund clinical development of onvansertib in a Phase1b/2 clinical trial in patients with mCRC. We submitted an Investigational New Drug application and protocol to the U.S. Food and Drug Administration (“FDA”) on December 19, 2018, and received a “study may proceed” notification from the FDA on January 16, 2019. The trial will be conducted at two prestigious cancer centers in the U.S.; USC Norris Comprehensive Cancer Center and The Mayo Clinic.

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

Our accumulated deficit through June 30, 2019 is $200,501,678. To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2019.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 and 2018

Revenues

Our total revenues were $138,285 and $111,813 for the three months ended June 30, 2019 and 2018, respectively. The components of our revenues were as follows:

	Three Months Ended June 30,
	2019	2018	Increase (Decrease)
Royalties	$36,852	$52,423	$(15,571)
Services and other	101,433	59,390	42,043
Total revenues	$138,285	$111,813	$26,472

The decrease in royalty income related primarily to a reduction to the accrual rate. The increase in service and other revenue for the three months ended June 30, 2019 as compared to the prior period is primarily resulting from the sublease income recognized as revenue upon adoption of ASC 842 in 2019, offset by decrease in service revenue as a result of the disposition of our CLIA laboratory. We expect our royalties to fluctuate as the royalties are sales-based or usage-based royalties on our intellectual property license. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Cost of Revenues

Our total cost of revenues was $0 for the three months ended June 30, 2019, compared to $204,436 in the same period of 2018. Cost of revenues mainly relates to the costs of our diagnostic service revenues. The decrease in cost of revenues for the three months ended June 30, 2019 compared to the same period of last year is mainly due to the disposition of our CLIA laboratory. We do not expect any cost of revenue for 2019 based on our current business model.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended June 30,
	2019	2018	Increase (Decrease)
Salaries and staff costs	$380,050	$513,331	$(133,281)
Stock-based compensation	86,058	111,812	(25,754)
Clinical trials, outside services, and lab supplies	2,134,974	1,115,009	1,019,965
Facilities and other	229,258	212,615	16,643
Total research and development	$2,830,340	$1,952,767	$877,573

Research and development expenses increased by $877,573 to $2,830,340 for the three months ended June 30, 2019 from $1,952,767 for the same period in 2018. The overall increase in research and development expenses was primarily due to the increased clinical trials and outside service costs for clinical studies related to the development of our lead drug candidate, onvansertib. We expect an increase in research and development costs as we advance the development of onvansertib.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended June 30,
	2019	2018	Increase (Decrease)
Salaries and staff costs	$458,361	$1,109,476	$(651,115)
Stock-based compensation	62,776	118,631	(55,855)
Outside services and professional fees	576,214	523,192	53,022
Facilities and other	430,553	399,572	30,981
Total selling, general and administrative	$1,527,904	$2,150,871	$(622,967)

Selling, general and administrative expenses decreased by $622,967 to $1,527,904 for the three months ended June 30, 2019 from $2,150,871 for the same period in 2018. The significant components of the decrease were primarily due to the decrease in salaries and staff costs and stock-based compensation. The decreased salaries and staff cost for the three months ended June 30, 2019 as compared to the same period of 2018, was due to decreased headcount in 2019, and a one-time executive severance expense occurring in the second quarter of 2018.

Interest Income and Expense

Interest income was $69,761 for the three months ended June 30, 2019 as compared to $36,202 for the same period of 2018. The increase of interest income is primarily due to a higher money market fund balance and higher interest rate. Interest expense was $0 for the three months ended June 30, 2019 as compared to $925 for the same period of 2018. The decrease of interest expense is resulting from pay-off of our Equipment Line of Credit.

Change in Fair Value of Derivative Financial Instruments — Warrants

We have issued warrants that are accounted for as derivative liabilities. As of June 30, 2019, the derivative financial instruments—warrants liabilities were revalued to $18,287, resulting in a decrease in value of $23,789 from March 31, 2019, based primarily upon the fluctuation in our stock price as well as the changes in the expected term, volatility, and risk-free interest rates for the expected term. The decrease in value upon remeasurement at June 30, 2019 was recorded as a gain from the change in fair value of derivative financial instruments—warrants in the condensed statement of operations.

Net Loss

Net loss and per share amounts were as follows:

	Three Months Ended June 30,
	2019	2018	Increase (Decrease)
Net loss attributable to common shareholders	$(4,131,363)	$(6,522,548)	$(2,391,185)
Net loss per common share — basic	$(0.79)	$(5.27)	$(4.48)
Net loss per common share — diluted	$(0.79)	$(5.27)	$(4.48)

Weighted average shares outstanding — basic	5,241,924	1,237,244	4,004,680
Weighted average shares outstanding — diluted	5,241,924	1,237,244	4,004,680

The $2,391,185 decrease in net loss attributable to common shareholders was primarily the result of a decrease in Series B deemed dividend expense of $2.8 million, and a decrease in operating expenses of $0.2 million, offset by a $0.7 million decrease in gain from change in fair value of derivative financial instruments-warrants for the three months ended June 30, 2019 compared to the same period in the prior year. The $4.48 decrease in basic net loss per share was impacted by the decrease in operating expense and the increase in basic weighted average shares outstanding resulting primarily from the sales of approximately 2.1 million shares of common stock through public and direct offerings, the issuance of approximately 1.5 million shares of common stock upon conversion of Series B Convertible Preferred Stock, issuance of approximately 0.7 million shares of common stock upon exercise of warrants, and 0.3 million shares of common stock upon conversion of Series C Convertible Preferred Stock.

Six Months Ended June 30, 2019 and 2018

Revenues

Our total revenues were $300,243 and $211,949 for the six months ended June 30, 2019 and 2018, respectively. The components of our revenues were as follows:

	Six Months Ended June 30,
	2019	2018	Increase (Decrease)
Royalties	$98,873	$101,478	$(2,605)
Services and other	201,370	110,471	90,899
Total revenues	$300,243	$211,949	$88,294

The increase in service and other revenue for the six months ended June 30, 2019 as compared to the prior period is primarily resulting from the sublease income recognized as revenue upon adoption of ASC 842 in 2019, offset by decrease in service revenue as a result of the disposition of our CLIA laboratory. We expect our royalties to fluctuate as the royalties are sales-based or usage-based royalties on our intellectual property license. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Cost of Revenues

Our total cost of revenues was $0 for the six months ended June 30, 2019, compared to $570,780 in the same period of 2018. Cost of revenues mainly relates to the costs of our diagnostic service revenues. The decrease in cost of revenues for the six months ended June 30, 2019 compared to the same period of last year is mainly due to the disposition of our CLIA laboratory. We do not expect any cost of revenue for 2019 based on our current business model.

Research and Development Expenses

Research and development expenses consisted of the following:

	Six Months Ended June 30,
	2019	2018	Increase (Decrease)
Salaries and staff costs	$783,939	$915,399	$(131,460)
Stock-based compensation	196,139	507,521	(311,382)
Clinical trials, outside services, and lab supplies	4,062,903	1,964,997	2,097,906
Facilities and other	435,958	448,688	(12,730)
Total research and development	$5,478,939	$3,836,605	$1,642,334

Research and development expenses increased by $1,642,334 to $5,478,939 for the six months ended June 30, 2019 from $3,836,605 for the same period in 2018. The overall increase in research and development expenses was primarily due to the increased clinical trials and outside service costs for clinical studies related to the development of our lead drug candidate, onvansertib. We expect an increase in research and development costs as we advance the development of onvansertib.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Six Months Ended June 30,
	2019	2018	Increase (Decrease)
Salaries and staff costs	$981,158	$1,799,646	$(818,488)
Stock-based compensation	152,763	1,089,422	(936,659)
Outside services and professional fees	1,034,045	1,005,602	28,443
Facilities and other	835,060	761,178	73,882
Total selling, general and administrative	$3,003,026	$4,655,848	$(1,652,822)

Selling, general and administrative expenses decreased by $1,652,822 to $3,003,026 for the six months ended June 30, 2019 from $4,655,848 for the same period in 2018. The significant components of the decrease were primarily due to the decrease in salaries and staff costs and stock-based compensation. The decreased salaries and staff cost for the six months ended June 30, 2019 as compared to the same period of 2018, was due to decreased headcount in 2019, and a one-time executive severance expense occurring in the second quarter of 2018. The decreased stock-based compensation related to a one time-employee stock option grants in lieu of cash bonuses occurring in January 2018, these options were immediately expensed. Our selling, general and administrative costs may increase in future periods in order to support fundraising activities and general business activities as we continue to develop and introduce new product offerings.

Interest Income and Expense

Interest income was $134,504 for the six months ended June 30, 2019 as compared to $57,973 for the same period of 2018. The increase of interest income is primarily due to a higher money market fund balance and higher interest rate. Interest expense was $0 for the six months ended June 30, 2019 as compared to $25,161 for the same period of 2018. The decrease of interest expense is resulting from pay-off of our Equipment Line of Credit.

Change in Fair Value of Derivative Financial Instruments — Warrants

We have issued warrants that are accounted for as derivative liabilities. As of June 30, 2019, the derivative financial instruments—warrants liabilities were revalued to $18,287, resulting in a decrease in value of $14,028 from December 31, 2018, based primarily upon the fluctuation in our stock price as well as the changes in the expected term, volatility, and risk-free interest rates for the expected term. The decrease in value upon remeasurement at June 30, 2019 was recorded as a gain from the change in fair value of derivative financial instruments—warrants in the condensed statement of operations.

Net Loss

Net loss and per share amounts were as follows:

	Six Months Ended June 30,
	2019	2018	Increase (Decrease)
Net loss attributable to common shareholders	$(8,310,463)	$(11,314,785)	$(3,004,322)
Net loss per common share — basic	$(1.78)	$(11.27)	$(9.49)
Net loss per common share — diluted	$(1.78)	$(11.27)	$(9.49)

Weighted average shares outstanding — basic	4,667,434	1,004,391	3,663,043
Weighted average shares outstanding — diluted	4,667,434	1,004,391	3,663,043

The $3,004,322 decrease in net loss attributable to common shareholders was primarily the result of a decrease in Series B deemed dividend expense of $2.8 million, and a decrease in operating expenses of $0.8 million, offset by a decrease in gain from change in fair value of derivative financial instruments-warrants for the six months ended June 30, 2019 compared to the same period in the prior year. The $9.49 decrease in basic net loss per share was impacted by the decrease in operating expense and the increase in basic weighted average shares outstanding resulting primarily from the sales of approximately 2.1 million shares of common stock through public and direct offerings, the issuance of approximately 1.5 million shares of common stock upon conversion of Series B Convertible Preferred Stock, issuance of approximately 0.7 million shares of common stock upon exercise of warrants, and 0.3 million shares of common stock upon conversion of Series C Convertible Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had $10,791,270 in cash and cash equivalents. Net cash used in operating activities for the six months ended June 30, 2019 was $6,803,159, compared to $6,106,754 for the six months ended June 30, 2018. Our use of cash was primarily a result of the net loss of $8,030,074 for the six months ended June 30, 2019, adjusted for non-cash items related to stock-based compensation of $348,901, depreciation and amortization of $87,219, release of clinical trial funding commitment of $310,766, and the loss from the change in fair value of derivative financial instruments—warrants of $14,028. The changes in our operating assets and liabilities consisted of higher accounts payable and accrued expenses, a decrease in accounts receivable and unbilled receivable, prepaid expenses, operating lease ROU assets, and other asset, and a decrease in operating lease liabilities. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Net cash used in investing activities was $5,274 during the six months ended June 30, 2019, compared to $36,600 for the same period in 2018, both of which were for capital expenditures.

Net cash provided in financing activities was $6,146,570 during the six months ended June 30, 2019, compared to $16,403,540 for the same period in 2018. Net cash provided in financing activities during the six months ended June 30, 2019 was primarily from $3.3 million of proceeds from the exercise of warrants and $2.9 million from the sale of common stock and warrants, net of expenses. Net cash provided in financing activities during the six months ended June 30, 2018 was primarily from $11.8 million of proceeds from the sale of common stock and warrants, net of expenses, and $1.6 million from the proceeds from the exercise of warrants, offset by $1.2 million of repayments of equipment line of credit.

As of June 30, 2019, and December 31, 2018, we had working capital of $8,125,960 and $9,799,947, respectively.

Based on our current business plan and assumptions, we expect to continue to incur significant losses and require significant additional capital to further advance our clinical trial programs and support our other operations. Considering our current cash resources, we believe our existing resources will be sufficient to fund our planned operations into the first quarter of 2020. In addition, we have based our cash sufficiency estimates on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated. These circumstances raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and cash equivalents primarily consists of deposits and money market deposits managed by commercial banks as of June 30, 2019. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term money marketable funds as of June 30, 2019. Due to the short-term duration of our investment portfolio and the relatively low risk profile of our investments, a sudden change in interest rates would not have a material effect on the fair market value of our portfolio, nor our operating results or cash flows.

We do not believe our cash and cash equivalents have significant risk of default issues; however, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current stability of financial institutions, we believe that we will not experience losses on these deposits.

Foreign Currency Risk

We face the foreign currency risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Changes in foreign currency exchange rates can create foreign exchange gains or losses to us. We did not incur significant foreign currency gains or losses for the six months ended June 30, 2019.

Effects of Inflation

We do not believe that inflation and changing prices during the six months ended June 30, 2019 had a significant impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (VP, Finance), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Securities Purchase Agreement, dated May 10, 2019 by and between Trovagene, Inc. and the Purchaser (incorporated by reference to Exhibit 10.1 filed with Form 8-K on May 13, 2019).

10.2	Form of Series C Warrant (incorporated by reference to Exhibit 10.2 filed with Form 8-K on May 13, 2019).

10.3	Form of Series D Warrant (incorporated by reference to Exhibit 10.3 filed with Form 8-K on May 13, 2019).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TROVAGENE, INC.

August 8, 2019	By:	/s/ Thomas Adams
Thomas Adams
Chief Executive Officer

TROVAGENE, INC.

August 8, 2019	By:	/s/ Brigitte Lindsay
Brigitte Lindsay
VP, Finance