Form 10-K
period 2019-12-31
Trovagene, Inc.
filed 2020-02-27
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $2.50 per share, which was the last sale price of the common stock as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $13,552,560.
As of February 20, 2020, 10,209,587 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in our “Business,” “Risk Factors,” and “Management Discussion and Analysis of Financial Condition and Result of Operations,” sections. In some cases, you can identify these forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “depends,” “estimate,” “expects,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms or other similar expressions, although not all forward-looking statements contain those words.

Our operations and business prospects are always subject to risks and uncertainties including, among others:

•	the timing of regulatory submissions;

•	our ability to obtain and maintain regulatory approval of our existing product candidate and any other product candidates we may develop, and the labeling under any approval we may obtain;

•	approvals for clinical trials may be delayed or withheld by regulatory agencies;

•	pre-clinical and clinical studies will not be successful or confirm earlier results or meet expectations or meet regulatory requirements or meet performance thresholds for commercial success;

•	risks relating to the timing and costs of clinical trials, the timing and costs of other expenses;

•	risks associated with obtaining funding from third parties;

•	management and employee operations and execution risks;

•	loss of key personnel;

•	competition;

•	risks related to market acceptance of products;

•	intellectual property risks;

•	assumptions regarding the size of the available market, benefits of our products, product pricing, timing of product launches;

•	risks associated with the uncertainty of future financial results;

•	our ability to attract collaborators and partners; and

•	risks associated with our reliance on third party organizations.

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

PART I

ITEM 1. BUSINESS

We are a clinical-stage, oncology therapeutics company, taking a precision medicine approach to target cancers that are in need of new treatment options including KRAS-mutated metastatic colorectal cancer (“mCRC”), metastatic castrate-resistant prostate cancer (“mCRPC”) and acute myeloid leukemia (“AML”). By integrating biomarkers into our clinical development programs, we will be able to identify patients who are most likely to respond to treatment across a number of cancer types and associated indications.

Our drug candidate, onvansertib (formerly known as PCM-075), is a first-in-class, third-generation, oral and highly-selective Polo-like Kinase 1 (“PLK1”) adenosine triphosphate (“ATP”) competitive inhibitor. PLK1 is essential for precisely regulating the cell division and maintaining genome stability in mitosis (cell division), spindle assembly, and DNA damage response. Studies have shown that PLK1 is over-expressed in most cancers, which is associated with poor prognosis in patients. Data has shown that blocking the expression of PLK1 by kinase inhibitors can effectively inhibit proliferation and induce apoptosis (death) of tumor cells.

On March 15, 2017, we announced the licensing of onvansertib, a PLK1 inhibitor, from Nerviano Medical Sciences S.r.l. (“Nerviano”), the largest oncology research and development company in Italy and a leader in protein kinase drug development (Polo-like Kinase Inhibitors).

We believe onvansertib is the only PLK1 selective ATP competitive inhibitor administered orally with apparent antitumor activity in different preclinical models currently in clinical development. The Polo-like Kinase family consists of 5 members (PLK1-PLK5) and they are involved in multiple functions in cell division, including the regulation of centrosome maturation, checkpoint recovery, spindle assembly, cytokinesis, apoptosis and many others. PLK1 plays a crucial role in the regulation of mitotic checkpoints. The over-expression of PLK1 can lead to immature cell division with aneuploidy, a hallmark of cancer. PLK1 is over-expressed in a wide variety of hematologic and solid tumor malignancies including colorectal, prostate, lung, breast, as well as leukemias and lymphomas. In addition, several studies have shown that over-expression of PKL1 correlates with poor prognosis.

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

Onvansertib was developed to have high selectivity for PLK1, to be administered orally, and to have a relatively short drug half-life of approximately 24 hours compared to previous pan Polo-like inhibitors. A Phase 1 safety study was successfully completed in patients with advanced metastatic solid tumors and published in 2017 in Investigational New Drugs. We have three active Investigational New Drug (“IND”) applications in place with the U.S. Food and Drug Administration (“FDA”), and three ongoing clinical studies.The first study is TROV-052 (ClinicalTrials.gov Identifier NCT03303339), a Phase 1b/2 open-label clinical trial of onvansertib in combination with standard-of-care low-dose cytarabine (“LDAC”) or decitabine for patients with relapsed or refractory AML. The second study is TROV-053 (ClinicalTrials.gov Identifier NCT03414034), a Phase 2 open-label clinical trial of onvansertib in combination with Zytiga® (abiraterone acetate)/prednisone, all administered orally, for patients with metastatic Castration-Resistant Prostate Cancer (“mCRPC”). The third study is TROV-054 (ClincalTrials.gov Identifier NCT03829410), a Phase 1b/2 open-label clinical trial of onvansertib in combination with FOLFIRI (folinic acid, fluorouracil and irinotecan) and Avastin® (bevacizumab) for patients with mCRC, who have a KRAS mutation.

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

On April 23, 2019, we announced results of preclinical research demonstrating synergy of onvansertib in combination with Venclexta® (venetoclax) in a cell model of venetoclax-resistance AML. The data further supports our ongoing onvansertib clinical development program in patients with relapsed or refractory AML. We believe there is an opportunity to treat patients, who have relapsed following first-line treatment with venetoclax, with onvansertib in combination with a hypomethylating agent such as decitabine or azacytadine.

Our strategy includes integrating a predictive clinical biomarker approach into our onvansertib clinical development programs, which we believe may enable us to tailor treatment to specific sub-populations of patients who are most likely to respond and have a positive clinical impact. PLK1 uniquely phosphorylates translational control tumor protein (“TCTP”) to form pTCTP and inhibition of this enzymatic activity by onvansertib appears to be predictive of patient response to treatment.

Onvansertib Phase 1 Safety Study in Solid Tumors

A Phase 1 safety study of onvansertib was completed in patients with advanced metastatic solid tumor cancers and published in July 2017, in the peer-reviewed journal Investigational New Drugs. Dr. Glen Weiss, Medical Oncologist at Goodyear, AZ and affiliated with Cancer Treatment Centers of America at Western Regional Medical Center, was the principal investigator and first author of the publication, entitled “Phase 1 Dose-Escalation Study of NMS-1286937, an Orally Available Polo-like Kinase 1 Inhibitor, in Patients with Advanced or Metastatic Solid Tumors” This study evaluated first-cycle dose limiting toxicities and related maximum tolerated dose with data indicating a manageable safety profile for onvansertib (also known as PCM-075 and NMS-1286937) for the treatment of advanced or metastatic solid tumors, with transient adverse events that were likely related to the drug’s mechanism of action. The authors believe that data from preclinical work, coupled with the results of the Phase 1 trial, suggest that onvansertib could become a new therapeutic option for the treatment of solid tumor and hematologic cancers.

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

Onvansertib Phase 1b/2 Study in metastatic Colorectal Cancer

In December 2018, we submitted a new IND application and protocol for our Phase 1b/2 trial of onvansertib in combination with FOLFIRI and Avastin® (bevacizumab) for the second-line treatment of mCRC with a KRAS mutation. On January 16, 2019, we received notification from the FDA that the “study may proceed” and on January 29, 2019, we announced an agreement with PoC Capital, LLC to fund the clinical development program. In this open-label, Phase 1b/2 trial, onvansertib in combination with standard-of-care FOLFIRI and Avastin® is being evaluated for safety and efficacy. The trial will enroll up to 44 patients to assess the safety and preliminary efficacy of the combination regimen.

This ongoing Phase1b/2 clinical study is being conducted at two prestigious cancer centers: USC Norris Comprehensive Cancer Center and The Mayo Clinic Arizona. Dr. Heinz-Josef Lenz Associate Director for Clinical Research and Co-Leader of the Gastrointestinal Cancers Program at the USC Norris Comprehensive Cancer Center, is the principal investigator for the Phase 1b/2 mCRC trial.

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

The Phase 1b/2 clinical study is an open-label trial to evaluate the safety and anti-leukemic activity of onvansertib in combination with standard-of-care chemotherapy in patients with AML. Phase 1b is a dose escalation trial to evaluate the safety, tolerability, dose and scheduling of onvansertib, and to determine a recommended clinical treatment dose for the Phase 2 continuation trial.

Pharmacokinetics of onvansertib and correlative biomarker activity will be assessed throughout the Phase 1b and Phase 2 segments of the trial. The Phase 2 continuation trial is open-label with administration of the recommended onvansertib clinical dose in combination with standard-of-care chemotherapy to further evaluate safety and assess efficacy. Doses of onvansertib will be administered orally each day on Days 1-5, in a 21-28-day cycle in both Phase 1b and Phase 2.

In 2019, we completed the Phase 1b segment of this trial and began enrolling patients in Phase 2. A total of eight sites are conducting this trial, which is being led by Hematologist Amer Zeidan, MBBS, MHS, Assistant Professor of Medicine at Yale School of Medicine, Hematology expert at Yale Cancer Center.

Optimizing Drug Development with Correlative Biomarker Analysis using Circulating Tumor DNA

We have significant experience and expertise with biomarkers and technology in cancer, including CRC and AML. We are using our Precision Cancer MedicineTM (“PCMTM”) technology to measure PLK1 enzymatic activity to potentially identify patients most likely to respond to onvansertib and to measure patient therapy response. The TCTP is phosphorylated by PLK1 at residue serine 46 (pTCTP) and has been shown to be a specific marker of PLK1 activity in-vivo in preclinical models. In our ongoing clinical trial in AML, we validated that pTCTP and TCTP are present and can be detected by capillary Western-Blot (“WB”) in peripheral blood mononuclear cells (“PBMC”) isolated from healthy donors and AML patients, 24-hours after blood collection. As an exploratory objective of the Phase 1b segment of the trial, we are assessing the extent of PLK1 inhibition by onvansertib in patients receiving treatment and plan to use this information and methodology going forward in the Phase 2 continuation trial, and beyond. In our ongoing clinical trial in KRAS-mutated mCRC, we are quantitatively assessing changes in the KRAS mutational burden with a simple blood test. Decreases in KRAS are highly predictive of radiographic response observed as tumor regression.

Technological advancements in the molecular characterization of cancers have enabled researchers to identify an increasing number of key molecular drivers of cancer progression. These discoveries have led to multiple novel anticancer therapeutics, and clinical benefit in selected patient populations. As a clinical-stage oncology therapeutics company developing targeted therapies to treat leukemias, lymphomas and solid tumor cancers, our objective is to optimize drug development by using our proprietary PCMTM expertise and biomarker strategy as part of our approach.

Our laboratory in San Diego, California, enables us to use our technology platform to optimize drug development and patient care. In the clinical development of our drug candidate, onvansertib, correlative biomarker analyses are being used to help inform decisions in the evaluation of dose-response and optimal regimen for desired pharmacologic effect and safety. Additionally, some biomarkers can be used as a surrogate endpoint for efficacy and/or toxicity, as well as predicting patients’ response by identifying certain patient populations that are more likely to respond to the drug therapy.

Operating Segment and Geographic Information

We operate in one business segment, using one measurement of profitability to manage our business. We do not assess the performance of geographic regions on measures of revenue or comprehensive income or expense. In addition, all of our principal operations, assets and decision-making functions are located in the U.S. We do not produce reports for, or measure the performance of, geographic regions on any asset-based metrics. Therefore, geographic information is not presented for revenues or long-lived assets.

The Market

Onvansertib

We are a clinical-stage oncology therapeutics company with our primary focus on the development of our drug candidate, onvansertib, a first-in-class, third generation, oral and highly-selective PLK1 inhibitor to treat leukemias, lymphomas and solid tumor cancers.

There have been several drug candidates in this class of targeted oncology therapeutics to enter clinical trials; however, we believe onvansertib is the only candidate currently in clinical trials and is differentiated from other ATP competitive inhibitors in that:

•	its inhibition of PLK1 is highly-selective and the half maximal inhibitory concentration (IC50) for PLK2 and PLK3 is over 5,000-fold of that for PLK1;

•	it has a relatively short half-life of approximately 24 hours;

•	it is available in an oral gelcap formulation;

•	it allows for flexible dosing and scheduling;

•	it has demonstrated safety, tolerability and preliminary efficacy; and

•	it is synergistic in combination with numerous chemotherapies and targeted therapeutics, which may enhance efficacy and duration of response.

The unacceptable toxicity of prior PLK inhibitors, such as volasertib from Boehringer Ingelheim, may be due to non-selective inhibition of PLK2 and PLK3 and a much longer half-life (approximately 135 hours) that could result in drug accumulation, which ultimately may have led to unsatisfactory clinical and safety outcomes.

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

In 2018, we initiated a Phase 1b/2 open-label clinical trial of onvansertib in combination with standard-of-care chemotherapy in AML patients to evaluate the safety/tolerability, determine the maximum tolerated dose (“MTD”), and assess preliminary efficacy. This study is on file at ClinicalTrials.gov with the Identifier NCT03303339. We also initiated a Phase 2 open-label clinical trial in patients with mCRPC in combination with Zytiga®. The mCRPC Phase 2 trial is on file at ClinicalTrials.gov with the Identifier NCT03414034. In 2019 we initiated a Phase 1b/2 open-label clinical trial in mCRC in patients with a KRAS mutation in combination with FOLFIRI and Avastin® in the second-line treatment setting. This study is on file at ClinicalTrials.gov with the Identifier NCT03829410. As such, we have three active IND applications in place with the FDA, one with the hematologic division and two with the solid tumor division. This enables us to quickly initiate additional clinical trials of our drug candidate, onvansertib, in leukemias, lymphomas and solid tumor cancers.

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

One of the largest costs associated with development of a new therapy is the phases and size of human clinical studies required to identify the cohort of responders, and the resulting statistical power required. By measuring specific genetic markers, it may be possible to pre-identify, and subsequently screen for, the most likely responders to the therapy, and to limit patient recruitment to this subset. This strategy could significantly reduce the cost to develop a drug and improve development time lines. We believe that there is significant research potential for our PCMTM technology to be incorporated into these clinical trial protocols, and ultimately into post-approval patient identification protocols.

Our Business Strategy

We are a clinical-stage, oncology therapeutics company, taking a precision medicine approach to target cancers with a need for new treatment options, including KRAS-mutated mCRC, mCRPC and AML. By integrating biomarkers into our clinical development programs, we believe we will be able to identify patients who are most likely to respond to treatment. Specifically, we are developing drugs that target mitosis (cell division) to treat a variety of cancers and associated indications.

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

Research and development expenses for the years ended December 31, 2019 and 2018 were approximately $11.2 million and $8.2 million, respectively.

Intellectual Property

We consider the protection of our proprietary technologies and products, as well as our ability to maintain patent protection intended to cover the composition of matter of our product candidates, their methods of use, and other related technology and inventions, to be a critical element in the success of our business. As of December 31, 2019, our wholly-owned and licensed intellectual property included 62 issued patents and 13 pending patent applications in the U.S. and abroad.  The pending applications include multiple international applications filed under the Patent Cooperation Treaty (“PCT applications”) that may be used as the basis for multiple additional patent applications.

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

Another group of patents and patent applications are directed to various methods relating to detecting nucleic acid sequences in urine and nucleic acid modifications and alterations in urine; detecting and monitoring cancer through urine-based testing, nucleic acid screening, and monitoring in cases of transplantation and infectious diseases, detecting specific gene mutations and indicators of disease (including NPM1 mutations).  Applications are also pending to protect proprietary methods of collecting, extracting, detecting and enriching small concentrations of short nucleic acid sequences, and detecting and monitoring mutations in diseases, such as cancer, over time. Members of this patent group expire between 2021 and 2036.

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

Manufacturing and Distribution

We have a supplier agreement with NerPharMa, S.r.l., a GMP and FDA validated pharmaceutical manufacturing company and a subsidiary of Nerviano, to manufacture drug product for onvansertib. The agreement covers the clinical and commercial supply of onvansertib, and includes both Active Pharmaceutical Ingredients (“API”) and Good Manufacturing Process (“GMP”) production of capsules.

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

After the FDA evaluates the NDA or BLA and the manufacturing facilities, it issues an approval letter or a complete response letter. A complete response letter outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed in a resubmission of the marketing application, the FDA will re-initiate their review. If the FDA is satisfied that the deficiencies have been addressed, the agency will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. It is not unusual for the FDA to issue a complete response letter because it believes that the drug product is not safe enough or effective enough or because it does not believe that the data submitted are reliable or conclusive.

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

Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 (“TCJA”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the PPACA.

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

Competition

Onvansertib is not the first PLK inhibitor that has entered clinical development; however, we believe it currently is the only oral PLK1 inhibitor in active clinical development and delivers highly-selective PLK1 inhibition, which suggests that it could demonstrate survival benefits in relapsed or refractory AML patients without the adverse events that have prohibited the advancement of other PLK1 inhibitors. Onvansertib is also synergistic in combination with numerous chemotherapies and targeted therapeutics and may enhance and/or extend response to treatment across a number of hematologic and solid tumor cancers.

A Phase 1 trial in advanced metastatic solid tumor cancers has been completed and published in Investigational New Drugs. A Phase 1b/2 trial in AML was initiated in November 2017, with the first patient treated in February, 2018 and a total of eight sites participating. A Phase 2 trial in mCRPC was initiated in June, 2018 with the Harvard Medical Cancer Centers - Beth Israel Deaconess Medical Center, Dana Farber Cancer Institute and Massachusetts General Hospital - with the first patient treated in August, 2018. A Phase 1b/2 trial in mCRC was initiated in July, 2019 with USC Norris Comprehensive Cancer Center and The Mayo Clinic - with the first patient treated in August, 2019.

The most prominent PLK inhibitor tested in late-stage clinical development, thus far, is volasertib, developed by Boehringer Ingelheim. In a randomized Phase 2 trial of volasertib plus LDAC in 87 AML patients not eligible for induction therapy, patients received LDAC 20mg twice-daily subcutaneously on days 1-10 or LDAC plus volasertib 350 mg IV on days 1

+ 15 every four weeks.  The response rate (complete remission and complete remission with incomplete blood count recovery) was higher for LDAC + volasertib vs LDAC (31.0% vs 13.3%; p=0.052). Median event-free survival was significantly prolonged by LDAC + volasertib compared with LDAC (5.6 vs 2.3 months). The encouraging results led to the Phase 3 POLO-AML-2 study in early 2013, which enrolled 666 elderly patients (65 years or older) with newly diagnosed AML, who were not eligible for intensive induction therapy. However, in June, 2016, Boehringer Ingelheim reported that LDAC + volasertib did not meet the primary endpoint of objective response; although better than LDAC alone, the difference was not statistically significant. The data also showed an unfavorable overall survival trend for the experimental arm, with the safety profile of the LDAC + volasertib dosing regimen considered as the main reason for the trend. The fact that volasertib demonstrated survival benefits in the Phase 2 trial provided proof-of-concept for PLK inhibition as a mechanism of action for an AML therapy; however, its unacceptable safety profile may have resulted from the fact that volasertib’s inhibition of PLK1 is not highly selective and it also inhibits PLK2 and PLK3. By contrast, onvansertib is able to deliver much more selective inhibition of PLK1 than volasertib. Onvansertib also has a half-life of 24 hours vs volasertib’s 135 hours and it is orally administered.

GSK461364, developed by GSK, appears to have less sensitivity to PLK2 and PLK3 than volasertib, although it is not as specific to PLK1 as onvansertib. GSK461364 was investigated in a Phase 1 study in patients with advanced solid tumor cancers. The best response was prolonged stable disease of more than 16 weeks that occurred in 15% of patients. However, GSK461364 had off target adverse events including grade 4 pulmonary emboli. Venous thrombotic emboli (VTE) and myelosuppression were the most common grade 3-4 drug-related events; and VTE occurred in 20% of patients, which demanded co-administration of anticoagulants. The trial was completed in 2009 and there are no further clinical updates for GSK461364 after the Phase 1 study.

Other PLK inhibitors that have been evaluated include rogosertib - Oncova, a non-targeted broad-spectrum multi-kinase inhibitor (RAF, PI3K, PLK), evaluated for pancreatic cancer and Myelodysplastic Syndrome (“MDS”), which failed a Phase 3 trial in MDS. Currently, Oncova is testing an IV formulation of rogosertib in high-risk MDS patients. CY140 - Cyclacel, a PLK1, 2, 3 inhibitor, is currently in preclinical studies for the treatment of esophageal cancer.

Employees

As of February 20, 2020, we had a total of 14 employees, 12 of whom were full-time. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Corporation Information

We were originally incorporated under the laws of the State of Florida in April 2002. In January 2010, we re-incorporated under the laws of the State of Delaware and changed our name to Trovagene, Inc. In May 2012, our common stock was listed on The Nasdaq Capital Market under the ticker symbol TROV. Our corporate website address is www.trovageneoncology.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at www.trovageneoncology.com as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Annual Report on Form 10-K.

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

We are a development stage company and have incurred losses since our formation. As of December 31, 2019, we have an accumulated total deficit of approximately $208.9 million. For the fiscal years ended December 31, 2019 and 2018, we had a net loss attributable to common stockholders of approximately $16.7 million and $19.3 million, respectively. To date, we have experienced negative cash flow from development of our product candidate, onvansertib. We have generated limited revenue from operations, and we expect to incur substantial net losses for the foreseeable future as we seek to further develop and commercialize onvansertib. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from onvansertib or attain profitability, we will not be able to sustain operations.

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

As of December 31, 2019, our cash and cash equivalents balance was approximately $10.2 million and our working capital was approximately $6.6 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidate. We have historically relied upon private and public sales of our equity, as well as debt financings to fund our operations. In order to raise additional capital, we may seek to sell additional equity and/or debt securities or obtain a credit facility or other loan, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidate, restrict our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital at acceptable terms would result in a material and adverse impact on our operations.

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

As a developer of pharmaceuticals, even though we do not intend to make referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, false claims and patients’ privacy rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse laws and patient privacy laws of both the federal government and the states in which we conduct our business. The laws include:

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

•
federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing information to customers;

•
the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•
the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug manufacturing and product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

We do not currently possess internal manufacturing capacity. We plan to utilize the services of GMP, FDA validated contract manufacturers to manufacture our clinical supplies. Any curtailment in the availability of onvansertib, however, could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs.

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

We will be responsible for ensuring that each of our future contract manufacturers comply with the GMP requirements of the FDA and other regulatory authorities from which we seek to obtain product approval. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The approval process for NDAs includes a review of the manufacturer’s compliance with GMP requirements. We will be responsible for regularly assessing a contract manufacturer’s compliance with GMP requirements through record reviews and periodic audits and for ensuring that the contract manufacturer takes responsibility and corrective action for any identified deviations. Manufacturers of our product candidates may be unable to comply with these GMP requirements and with other FDA and foreign regulatory requirements, if any.

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

We rely on NerPharMa, S.r.l., to purchase from third-party suppliers the materials necessary to produce bulk APIs, and product candidates for our clinical trials, and we will rely on such manufacturers to purchase such materials to produce the APIs and finished products for any commercial distribution of our products if we obtain marketing approval. Suppliers may not sell these materials to our manufacturers at the time they need them in order to meet our required delivery schedule or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. Moreover, we currently do not have any agreements for the production of these materials. If our manufacturers are unable to obtain these materials for our clinical trials, testing of the affected product candidate would be delayed, which may significantly impact our ability to develop the product candidate. If we or our manufacturers are unable to purchase these materials after regulatory approval has been obtained for one of our products, the commercial launch of such product would be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues from such product and achieve or sustain profitability.

Our product candidate, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.

If our product candidate is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

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

If any product candidate that we develop does not provide a treatment regimen that is as beneficial as, or is perceived as being as beneficial as, the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance. Our ability to effectively promote and sell any approved products will also depend on pricing and cost-effectiveness, including our ability to produce a product at a competitive price and our ability to obtain sufficient third-party coverage or reimbursement. If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, patients and third-party payors, our ability to generate revenues from that product would be substantially reduced. In addition, our efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources, may be constrained by FDA rules and policies on product promotion, and may never be successful.

Guidelines and recommendations published by various organizations can impact the use of our product.

Government agencies promulgate regulations and guidelines directly applicable to us and to our product. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the healthcare and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of our products or the use of competitive or alternative products that are followed by patients and healthcare providers could result in decreased use of our proposed product.

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

We do not own or operate any manufacturing facilities. We intend to rely on GMP, FDA validated third-party contractors, at least for the foreseeable future, to formulate and manufacture these preclinical and clinical materials. Our reliance on third-party contract manufacturers exposes us to a number of risks, any of which could delay or prevent the completion of our preclinical studies or clinical trials, or the regulatory approval or commercialization of our product candidate, result in higher costs, or deprive us of potential product revenues. Some of these risks include:

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

The use of any of our existing or future product candidates in clinical trials and the sale of any approved pharmaceutical products may expose us to significant product liability claims. We have product liability insurance coverage for our proposed clinical trials; however, such insurance coverage may not protect us against any or all of the product liability claims that may be brought against us now or in the future. We may not be able to acquire or maintain adequate product liability insurance coverage at a commercially reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a product liability claim is brought against us, we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. In the event our product candidate is approved for sale by the FDA and commercialized, we may need to substantially increase the amount of our product liability coverage. Defending any product liability claim or claims could require us to expend significant financial and managerial resources, which could have an adverse effect on our business.

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

We are a small company with 13 employees as of December 31, 2019. Future growth of our company will impose significant additional responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development of our product candidate. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

Business disruptions could seriously harm future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our third-party manufacturers, CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Our corporate headquarters are located in San Diego, California, an area prone to wildfires and earthquakes. These and other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Any disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, could have a material adverse effect on our business.

In addition, we rely on a third-party manufacturer, which is located in Italy, to manufacture API for our product candidate. Any disruption in production or inability of our manufacturer in Italy to produce or ship adequate quantities to meet our needs, whether as a result of a natural disaster or other causes (such as the recent outbreak of the coronavirus in Italy), could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidate. In addition, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Italian governments, political unrest or unstable economic conditions in Italy. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidate and impair our competitive position.

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

Continuing concerns over U.S. healthcare reform legislation and energy costs, geopolitical issues, the availability and cost of credit and government stimulus programs in the U.S. and other countries have contributed to increased volatility and diminished expectations for the global economy. If the economic climate does not improve, or if it deteriorates, our business, including our access to patient samples and the addressable market for tests that we may successfully develop, as well as the financial condition of our suppliers and our third-party payors, could be negatively impacted, which could materially adversely affect our business, prospects and financial condition.

We incur significant costs as a result of operating as a public company and our management expects to continue to devote substantial time to public company compliance programs.

As a public company, we incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC, and the Nasdaq Stock Market LLC (“Nasdaq”). The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted. There is significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that have required the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and, as a result of the new corporate governance and executive compensation related rules, regulations and guidelines prompted by the Dodd-Frank Act and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will continue to cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Healthcare reform measures could adversely affect our business.

In the United States and foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs. In 2010, the PPACA was enacted, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

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

Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, the TCJA includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the PPACA.

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

Our currently pending or future patent applications may not result in issued patents and any patents issued to us may be challenged, invalidated or held unenforceable. Furthermore, we cannot be certain that we were the first to make the invention claimed in our issued patents or pending patent applications in the U.S., or that we were the first to file for protection of the inventions claimed in our foreign issued patents or pending patent applications. In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO, which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, the U.S. enacted sweeping changes to the U.S. patent system under the Leahy-Smith America Invents Act, including changes that transitioned the U.S. from a “first-to-invent” system to a “first-to-file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition, we may become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine our entitlement to patents, and these proceedings may conclude that other patents or patent applications have priority over our patents or patent applications. It is also possible that a competitor may successfully challenge our patents through various proceedings and those challenges may result in the elimination or narrowing of our patents, and therefore reduce our patent protection. Accordingly, rights under any of our issued patents, patent applications or future patents may not provide us with commercially meaningful protection for our products or afford us a commercial advantage against our competitors or their competitive products or processes.

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

If we fail to comply with the rules under the Sarbanes-Oxley Act, related to disclosure controls and procedures, or if we discover additional material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. We previously identified a material weakness in our internal control over financial reporting, which was subsequently remedied. We cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Our ability to use our net operating loss carryforwards and certain other tax attributes is limited by Sections 382 and 383 of the Internal Revenue Code.

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

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. For example, during the year ended December 31, 2019, the closing price of our common stock ranged from a low of $1.01 to a high of $4.85. These fluctuations may be due to various factors, many of which are beyond our control, including:

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

The market for our common stock is characterized by significant price volatility, and we expect that our share price will continue to be at least as volatile for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price for its securities. In addition, stockholders may bring actions against companies relating to past transactions or other matters. Any such actions could give rise to substantial damages and thereby materially adversely affect our financial position, liquidity or results of operations. Even if an action is not resolved against us, the uncertainty and expense associated with stockholder actions could materially adversely affect our business, prospects and financial condition. Litigation can be costly, time-consuming and disruptive to business operations. The defense of lawsuits could also result in diversion of our management’s time and attention away from business operations, which could harm our business.

If we fail to comply with the continued minimum closing bid requirements of the Nasdaq or other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On September 7, 2018, we received a letter from Nasdaq indicating that, based upon our continued non-compliance with the Minimum Bid Price Rule, our common stock would be subject to delisting unless we requested a hearing before a Nasdaq Hearings Panel. We timely requested a hearing before the Panel which was held on November 8, 2018. On November 15, 2018, we announced that the Panel granted our request for continued listing on The Nasdaq Capital Market, subject to effecting a reverse stock split of our common stock and evidencing a closing bid price of over $1.00 for at least 10 consecutive trading days. On February 12, 2019, we announced that our stockholders approved a reverse stock split of our issued and outstanding shares of common stock and on February 19, 2019, we effected a six for one reverse stock split of our issued and outstanding shares of common stock. On March 11, 2019 we received a letter from Nasdaq, informing us that we had regained compliance with the minimum bid price requirement. We remain subject to a Nasdaq Panel Monitor until March 10, 2020.

If we do not maintain compliance with Nasdaq requirements for continued listing or fail to comply with other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. A delisting of our common stock from The Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease laboratory and office space for our headquarters in San Diego, California under a lease agreement, as amended from time to time, that expires in December 2021. The Company (as a sublessor) also subleases portions of its facility to third parties under two separate subleases. We believe that our facilities are adequate for our current and near-term needs.

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

Number of Stockholders

As of February 20, 2020, we had approximately 57 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2019.

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Stockholders	1,014,665	$12.60	167,888
Equity Compensation Plans Not Approved by Stockholders(2)	753	$240.96	—
Total	1,015,418		167,888

(1)	Total excludes 11,301 non-vested restricted stock units.

(2)
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

 We are a clinical-stage, oncology therapeutics company, taking a Precision Cancer MedicineTM ("PCMTM") approach to develop drugs that target mitosis (cell division) to treat various types of cancer, including prostate, colorectal and leukemia. By integrating a biomarker strategy into our development programs, we will be able to identify patients more likely to respond to treatment.

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

We currently have three active clinical trials: a Phase 2 open-label clinical trial of onvansertib in combination with abiraterone acetate (Zytiga®) and prednisone in patients with mCRPC, being conducted at Beth Israel Deaconess Medical Center ("BIDMC"), Dana-Farber Cancer Institute ("DFCI"), and Massachusetts General Hospital ("MGH"); a Phase 1b/2 open-label clinical trial of onvansertib in combination with FOLFIRI and Avastin® in patients with mCRC with a KRAS mutation, being conducted at USC Norris Comprehensive Cancer Center and The Mayo Clinic; and a Phase 1b/2 open-label clinical trial of onvansertib in combination with standard-of-care chemotherapy in patients with AML, being conducted at eight sites across the U.S.

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

We achieved a number of key milestones throughout 2019 and anticipate achieving additional milestones through the end of 2020:

Phase 2 Trial of Onvansertib in Combination with Abiraterone Acetate (Zytiga®) and Prednisone for the Treatment of Metastatic Castration-Resistant Prostate Cancer

•
Initiated enrollment and evaluation of 3 safety lead-in patients in the second arm (2-week dosing schedule) with onvansertib at 18 mg/m2 in combination with abiraterone acetate (Zytiga) and prednisone.

•	Provide safety and preliminary efficacy data of onvansertib in combination with abiraterone acetate (Zytiga®) and prednisone in patients treated through the end of 2019 and into 2020.

•	Presented data from the mCRPC trial at key oncology conferences throughout 2019, including the Asia-Pacific Prostate Cancer Conference ("APPC"), and first quarter of 2020 including ASCO-GU.

Phase 1b/2 Trial of Onvansertib in Combination with FOLFIRI and Bevacizumab (Avastin®) for Second-Line Treatment of Metastatic Colorectal Cancer with a KRAS Mutation

•	Completed enrollment and evaluation of the initial dose level cohort of onvansertib 12 mg/m2 and fully enrolled the second dose level (onvansertib 15 mg/m2) cohort.

•	Presented data from the mCRC trial at key oncology conferences throughout 2019, including the European Society for Medical Oncology (“ESMO”), and first quarter of 2020 including ASCO-GI.

Phase 1b/2 Trial of Onvansertib in Combination with Either Low-Dose Cytarabine or Decitabine for the Treatment of Acute Myeloid Leukemia

•	Completed Phase 1b dose escalation safety segment of trial, identified the recommended Phase 2 dose (“RP2D”) of onvansertib at 60mg/m2.

•	Initiated the Phase 2 segment of the AML trial, which will enroll approximately 32 patients, for continued evaluation of safety and efficacy of onvansertib in combination with decitabine.

•	Presented data from the AML trial at key oncology conferences, including the European Society for Medical Oncology ("ESMO") and the American Society of Hematology (“ASH”) annual meetings.

During 2019, we advanced our business with the following activities:

•	Announced positive data presented in an oral session at the American Society of Hematology (“ASH”) conference response to treatment in patients with acute myeloid leukemia.

On December 9, 2019, we announced the presentation of data demonstrating efficacy, durability of response and safety of onvansertib from the completed Phase 1b segment of the ongoing trial in acute myeloid leukemia, in an oral session at ASH. Efficacy was observed in patients treated at onvansertib doses ranging from 27 to 90 mg/m2, with a complete response (CR) and CR with incomplete count recovery (Cri) rate of 31% (5 out of 16 patients). Treatment was well tolerated; adverse events related to onvansertib were primarily on-target hematological (based on mechanism of action) and were easily managed and reversible. Biomarker positive patients showed a higher response to treatment; 67% (4 out of 6) patients had marked decreases in bone marrow blast cells vs only 18% (1 out of 11) biomarker negative patients.

•	Announced data showing the ability of onvanserib to rescue patients previously treated with, and resistant to, venetoclax in acute myeloid leukemia.

On December 4, 2019, we announced data showing the ability of onvansertib to rescue venetoclax-resistant AML patients. Patients develop resistance to venetoclax in approximately 11 months following the start of treatment with no viable therapeutic options and a median survival of only 1.7 to 2.3 months and a poor prognosis. Onvansertib as a single agent inhibits tumor growth in both venetoclax-resistant in-vitro and in-vivo AML models. The combination of onvansertib and venetoclax is synergistic, which supports the addition of onvansertib to venetoclax in venetoclax-resistant AML patients.

•	Announced positive response to treatment in Phase 2 trial of onvansertib in patients with metastatic castration-resistant prostate cancer.

On November 14, 2019, we announced data demonstrating positive response to treatment in patients enrolled in our Phase 2 trial of onvansertib in combination with Zytiga (abiraterone acetate) in patients with mCRPC. 72% of patients had decreases in PSA levels with the addition of onvansertib following 1 cycle of treatment. 60% of patients completing 3 months of treatment and evaluable for efficacy achieved the primary endpoint of disease control.

•	Announced positive response to treatment in Phase 1b/2 trial of onvansertib in patients with KRAS-mutated metastatic colorectal cancer.

On October 22, 2019, we announced data demonstrating positive response to treatment in patients enrolled in our Phase 1b/2 trial of onvansertib in combination with FOLFIRI and Avastin (bevacizumab) for second-line treatment of KRAS-mutated mCRC. Decreases in tumor KRAS mutational burden in response to treatment with onvansertib was observed in all four patients who completed their first cycle of therapy, as measured by quantitative analysis of circulating tumor DNA (ctDNA).

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

•	Announced oral presentation of positive data from Trovagene Phase 1b/2 AML Study of onvansertib at ESMO Conference.

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

On August 26, 2019, we announced findings from our Phase 2 trial in mCRPC that leads to the discovery that onvansertib stops the rise in PSA in patients with treatment-resistant, highly-aggressive and difficult-to-treat androgen-receptor variant 7 ("AR-V7") tumors. Data demonstrates efficacy of onvansertib in patients showing early signs of resistance to androgen receptor signaling ("ARS") inhibitor, Zytiga®. The addition of onvansertib appears to extend the duration of response to ARS inhibitor therapy in this incurable and lethal cancer.

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

Our accumulated deficit through December 31, 2019 is $208,897,883. To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities.

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

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Part II, Item 8. Financial Statements—Note 2 Basis of Presentation and Summary of Significant Accounting Policies in this Annual Report on Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We believe that the following discussion represents our critical accounting policies.

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

•For sales-based royalties, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Payment terms and conditions vary by contracts, although terms generally include a requirement of payment within 30 to 45 days after invoice. Minimum royalties are generally due quarterly or annually.

Derivative Financial Instruments—Warrants

We have issued common stock warrants in connection with the execution of certain equity financings. Such warrants are classified as derivative liabilities and are recorded at their fair market value as of each reporting period. Such warrants do not meet the exemption that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. The warrants contain a feature that could require the transfer of cash in the event a change of control occurs without an authorization of our Board of Directors, and therefore classified as a liability. Changes in fair value of derivative liabilities are recorded in the statement of operations under the caption “gain (loss) from changes in fair value of derivative financial instruments—warrants.”

The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding the historical volatility of Trovagene’s common stock price, the remaining life of the warrants, and the risk-free interest rates at each period end. Accordingly, the fair value of the warrants is sensitive to changes in these estimates. At December 31, 2019 and 2018, the fair value of such warrants was $4,127 and $32,315, respectively, and was recorded as a liability under the caption “derivative financial instruments—warrants” on the balance sheet.

Stock-based Compensation

Stock-based compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized straight-line over the requisite service period of the individual grants, which typically equals the vesting period. We estimate the grant date fair value using a Black-Scholes model. Stock-based compensation recorded in our statement of operations is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. We recognize the value of the awards on a straight-line basis over the awards’ requisite service periods. The requisite service period is generally the time over which our stock-based awards vest. Compensation expense for RSU's is measured at the grant date and recognized ratably over the vesting period in the statement of operations. The fair value of RSU's is determined based on the closing market price of our common stock on the grant date.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

See Item 8. Financial Statements—Note 2 Basis of Presentation and Summary of Significant Accounting Policies in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Results of Operations

Years Ended December 31, 2019 and 2018

Revenues

Our total revenues were $244,632 and $378,325 for the years ended December 31, 2019 and 2018, respectively. Total revenues consisted of the following:

	For the years ended December 31,
	2019	2018	Increase/(Decrease)
Royalty income	$243,137	$250,453	$(7,316)
Service revenue	1,495	127,872	(126,377)
Total revenues	$244,632	$378,325	$(133,693)

The decrease in service revenue for the year ended December 31, 2019 as compared to the prior period is primarily from the disposition of our CLIA laboratory. We expect our royalties to fluctuate as the royalties are sales-based or usage-based royalties on our intellectual property license. Revenue recognition of royalty income depends on the timing and overall sales activities of the licensees.

Cost of Revenue

Our total cost of revenue was $0 in the year ended December 31, 2019, as compared to $597,457 in the year ended December 31, 2018. Cost of revenues relates to the costs of our service revenues. The decrease in cost of revenues compared to the same period of last year is mainly due to the disposition of our CLIA laboratory. We do not expect any cost of revenue based on our current business model.

Research and Development Expenses

Research and development expenses consisted of the following:

	For the years ended December 31,
	2019	2018	Increase/(Decrease)
Salaries and staff costs	$1,585,381	$1,652,071	$(66,690)
Stock-based compensation	399,687	752,127	(352,440)
Clinical trials, outside services, and lab supplies	8,250,313	4,744,448	3,505,865
Facilities and Other	926,855	1,015,365	(88,510)
Total research and development expenses	$11,162,236	$8,164,011	$2,998,225

Research and development expenses increased by $2,998,225 to $11,162,236 for the year ended December 31, 2019 from $8,164,011 for the year ended December 31, 2018. The overall increase in research and development expenses was primarily due to the increased clinical trials and outside service costs for three ongoing clinical trials related to the development of our drug candidate, onvansertib. We expect an increase in research and development costs as we advance the development of onvansertib.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	For the years ended December 31,
	2019	2018	Increase/(Decrease)
Salaries and staff costs	$1,955,305	$2,797,588	$(842,283)
Stock-based compensation	485,256	1,392,012	(906,756)
Outside services and professional fees	1,986,039	2,091,657	(105,618)
Facilities and other	1,334,290	1,724,326	(390,036)
Total selling, general and administrative	$5,760,890	$8,005,583	$(2,244,693)

Selling, general and administrative expenses decreased by $2,244,693 to $5,760,890 for the year ended December 31, 2019, from $8,005,583 for the year ended December 31, 2018. The significant components of the decrease were primarily due to the decrease in salaries and staff costs, stock-based compensation, and facilities costs. The decreased salaries and staff costs for the year ended December 31, 2019 as compared to the same period of 2018, was due to decreased headcount in 2019, and a one-time executive severance expense occurring in the second quarter of 2018. The decreased stock-based compensation related to one-time employee stock option grants in lieu of cash bonuses occurring in January 2018, these options were immediately expensed. Our selling, general and administrative costs may increase in future periods in order to support financing and general business activities as we continue to develop and introduce new product offerings.

Restructuring

In May 2018, we closed our CLIA laboratory operations in order to streamline our business model. The loss recognized from disposition of the CLIA laboratory was reported as restructuring charges in the December 31, 2018 financial statements. For the year ended December 31, 2018, we recorded total restructuring charges of approximately $664,000, the majority of which was related to loss on sublease of office and laboratory space.

Interest Income and Expense

Interest income was $234,169 and $219,430 for the years ended December 31, 2019 and 2018, respectively. The increase of interest income is primarily due to a higher average money market fund balance and higher average interest rates during 2019 as compared to 2018. Interest expense was $0 and $25,409 for the years ended December 31, 2019 and 2018, respectively. The decrease of interest expense is resulting from pay-off of our Equipment Line of Credit.

Change in Fair Value of Derivative Financial Instruments—Warrants

We have issued warrants to purchase shares of our common stock that are accounted for as derivative liabilities. As of December 31, 2019, the derivative financial instruments—warrants liabilities related to securities issued, and were revalued to $4,127, resulting in a decrease in fair value of $28,188 from December 31, 2018 based primarily upon the change in our stock price from $3.15 at December 31, 2018 to $1.24 at December 31, 2019, and the changes in the expected term, volatility and risk-free interest rates for the expected term. The decrease in value was recorded as non-operating gain for the year ended December 31, 2019.

Net Loss

Net loss and per share amounts were as follows:

	For the years ended December 31,
	2019	2018	Increase/(Decrease)
Net loss attributable to common stockholders	$(16,706,668)	$(19,254,951)	$(2,548,283)
Net loss per common share — basic and diluted	$(2.80)	$(8.26)	$(5.46)

Weighted-average shares outstanding — basic and diluted	5,973,906	2,330,180	3,643,726

The $2,548,283 decrease in net loss attributable to common shareholders was primarily the result of a decrease in Series B deemed dividend expense of $2,769,533, and a decrease in operating expenses of $508,611 offset by a decrease in gain from change in fair value of derivative financial instruments-warrants of $588,884 for the for the year ended December 31, 2019 as compared to the same period of 2018. The $5.46 decrease in basic and diluted net loss per share was impacted by the decrease in net loss attributable to shareholders and the increase in basic weighted average shares outstanding resulting primarily from the sales of approximately 3.9 million shares of common stock and common stock equivalents through public and direct offerings, issuance of approximately 0.5 million shares of common stock upon exercise of warrants, and 0.3 million shares of common stock upon conversion of Series C Convertible Preferred Stock.

Liquidity and Capital Resources

As of December 31, 2019, we had $10,195,292 in cash and cash equivalents. Net cash used in operating activities for the year ended December 31, 2019 was $13,267,500, compared to $13,199,013 for the year ended December 31, 2018. Our use of cash was primarily a result of the net loss of $16,414,159 for the year ended December 31, 2019, adjusted for items mainly related to stock-based compensation of $884,943, release of clinical trial funding commitment of $703,327, and depreciation and amortization of $494,232. The changes in our operating assets and liabilities consisted primarily of higher accounts payable and accrued expenses. At our current and anticipated levels of operating losses, we expect to continue to incur an operating cash outflow for the next several years. As of December 31, 2019 and 2018, we had working capital of $6,571,985 and $9,841,947, respectively. The decrease in working capital is primarily due to the decrease in cash and cash equivalents and an increase in accrued liabilities.

Net cash (used)/provided by investing activities was $(67,622) and $22,842 for the years ended December 31, 2019 and 2018, respectively. Investing activities during the year ended December 31, 2019 consisted primarily of the purchase of capital equipment of $67,622, while investing activities during the year ended December 31, 2018 consisted primarily of cash provided by disposal of capital equipment of $27,942.

Net cash provided by financing activities was $12,077,281 during the year ended December 31, 2019, compared to $16,403,540 provided in financing activities during the year ended December 31, 2018. Financing activities during the year ended December 31, 2019 related primarily to sales of Common Stock, Warrants and proceeds from exercise of warrants. Financing activities during the year ended December 31, 2018 related primarily to sales of Common Stock and Series B Convertible Preferred Stock and proceeds from exercise of warrants, offset by the pay-off of our Equipment Line of Credit.

Based on our current business plan and assumptions, we expect to continue to incur significant losses and require significant additional capital to further advance our clinical trial programs and support our other operations. Considering our current cash resources, we believe our existing resources will be sufficient to fund our planned operations into third quarter of 2020. In addition, we have based our cash sufficiency estimates on our current business plan and assumptions that may prove to be wrong. We could utilize our available capital resources sooner than we currently expect, and we could need additional funding to sustain our operations even sooner than currently anticipated. These circumstances raise substantial doubt about our ability to continue as a going concern.

Our working capital requirements will depend upon numerous factors including but not limited to the nature, cost and timing of our research and development programs. To date, our sources of cash have been primarily limited to the sale of equity securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more product candidates, all of which may have a material adverse impact on our operations. We may also be required to (i) seek collaborators for product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available; or (ii) relinquish or otherwise dispose of rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves on unfavorable terms. We are evaluating all options to raise additional capital, increase revenue, as well as reduce costs, in an effort to strengthen our liquidity position, which may include the following: (1) Raising capital through public and private equity offerings; (2) Introducing operation and business development initiatives to bring in new revenue streams; (3) Reducing operating costs by identifying internal synergies; and (4) Engaging in strategic partnerships. We continually assess our spending plans to effectively and efficiently address our liquidity needs.

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

On March 15, 2017, we filed a supplement to our Form S-3 registration statement to offer and sell additional shares of our common stock having an aggregate offering price up to $20,698,357 through the Agent. Gross proceeds of approximately $0.1 million were raised in 2017 through the Controlled Equity Offering Agreement with the Agent.

On June 12, 2018, we closed an underwritten public offering (“June 2018 underwritten public offering”) consisting of (i) 1,523,333 shares of common stock, (ii) warrants to purchase an aggregate of 3,450,000 shares of common stock, including the over-allotment option for 450,000 option warrants, at an exercise price of $6.60 per share, expiring on June 12, 2023, and (iii) 8,860 shares of Series B Convertible Preferred Stock with a stated value of $1,000. The net proceeds to us were approximately $16.2 million. In March 2019 we received approximately $3.3 million in proceeds from the exercise of approximately 497,000 warrants under the June 2018 underwritten public offering.

On January 25, 2019, we entered into a Master Services Agreement and a Stock and Warrant Subscription Agreement with PoC Capital, LLC (“PoC”), whereby PoC has agreed to finance $1.7 million in clinical studies, including the development costs associated with Phase 1b/2 trial of onvansertib in combination with FOLFIRI and Avastin® in patients with mCRC harboring KRAS mutation in exchange for (i) 183,334 shares of common stock, (ii) 200,000 shares of Series C Convertible Preferred Stock, each share of which is convertible into 1.67 shares of common stock, and (iii) warrants to purchase 150,000 shares of common stock with an exercise price of $3.762 per share, expiring on January 25, 2024. Any clinical costs in excess of the financed amount will be our responsibility. PoC will not make payments to us, but directly to the contract research organization based on their invoices.

On April 4, 2019, we entered into a Securities Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), gross proceeds were approximately $1.5 million. The April 2019 Securities Purchase Agreement consisted of (i) 382,166 shares of common stock (including pre-funded warrants) at a purchase price of $3.925 per share and (ii) 382,166 Series B Warrants with an exercise price of $3.80 per share, expiring on October 5, 2024. None of the Series B Warrants have been exercised as of February 20, 2020.

On May 10, 2019, we entered into a Securities Purchase Agreement with LPC, gross proceeds were approximately $1.5 million. The May 2019 Securities Purchase Agreement consisted of (i) 458,015 shares of common stock (including pre-funded warrants) at a purchase price of $3.275 per share and (ii) 458,015 Series D Warrants with an exercise price of $3.15 per share, expiring on November 12, 2024. None of the Series D Warrants have been exercised as of February 20, 2020.

On August 20, 2019, we entered into a Securities Purchase Agreement with LPC, gross proceeds were approximately $1.5 million. The August 2019 Securities Purchase Agreement consisted of (i) 727,802 shares of common stock (including pre-funded warrants) at a purchase price of $2.061 per share and (ii) 727,802 Series F Warrants with an exercise price of $1.936 per share, expiring on February 24, 2025. None of the Series F Warrants have been exercised as of February 20, 2020.

On October 30, 2019, we closed a private placement with certain institutional investors for gross proceeds of approximately $5.0 million. We sold an aggregate of (i) 2,756,340 shares of common stock (including pre-funded warrants) at a purchase price of $1.814 per share, (ii) 2,756,340 Series G Warrants with an exercise price of $1.56 per share, expiring on April 30, 2025, (iii) 2,756,340 Series H Warrants with an exercise price of $1.56 per share, expiring on April 30, 2021, and (iv) 206,726 Placement Agent Warrants at an exercise price of $2.2675 per share, expiring on April 30, 2025. None of the Series G or Placement Agent Warrants have been exercised as of February 20, 2020. We received net proceeds of approximately $1.5 million from the exercise of 1,005,072 Series H Warrants on January 27, 2020.

Nasdaq Notice

On September 5, 2017, we received a written notice from Nasdaq notifying us that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market, as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. The Notice had no immediate effect on the listing of our common stock, and our common stock continued to trade on the Nasdaq Capital Market under the symbol “TROV”. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had until March 5, 2018, to regain compliance with the minimum bid price requirement.

On March 6, 2018, Nasdaq informed us that we were eligible for an additional 180 calendar day period until September 4, 2018 to regain compliance with the minimum $1.00 bid price per share requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period.

On September 7, 2018, we received a letter from Nasdaq indicating that, based upon our continued non-compliance with the Minimum Bid Price Rule, our common stock would be subject to delisting unless we requested a hearing before a Nasdaq Hearings Panel. We timely requested a hearing before the Panel which was held on November 8, 2018. On November 15, 2018, we announced that the Panel granted our request for continued listing on The Nasdaq Capital Market, subject to effecting a reverse stock split of our common stock and evidencing a closing bid price of over $1.00 for at least 10 consecutive trading days. On February 12, 2019, we announced that our stockholders approved a reverse stock split of our issued and outstanding shares of common stock and on February 19, 2019, we effected a six for one reverse stock split of our issued and outstanding shares of common stock. On March 11, 2019 we received a letter from Nasdaq, informing us that we had regained compliance with the minimum bid price requirement. We remain subject to a Nasdaq Panel Monitor until March 10, 2020.

If we do not maintain compliance with Nasdaq requirements for continued listing or fail to comply with other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. A delisting of our common stock from The Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

Contractual Obligations and Commitments

The following table is a summary of contractual obligations that existed as of December 31, 2019, and is based on information appearing in the notes to Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Payments Due by period
	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating leases	$1,842,835	$865,379	$974,033	$3,423	$—
Total obligations	$1,842,835	$865,379	$974,033	$3,423	$—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and cash equivalents primarily consists of deposits and money market deposits managed by commercial banks as of December 31, 2019. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments were in short-term money marketable funds during the years ended December 31, 2019 and 2018. Due to the short-term duration of our investment portfolio and the relatively low risk profile of our investments, a sudden change in interest rates would not have a material effect on the fair market value of our portfolio, nor our operating results or cash flows.

We do not believe our cash and cash equivalents have significant risk of default issues; however, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current stability of financial institutions, we believe that we will not experience losses on these deposits.

Foreign Currency Risk

We face the foreign currency risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Changes in foreign currency exchange rates can create foreign exchange gains or losses to us. We did not incur significant foreign currency gains or losses for the years ended December 31, 2019 and 2018.

Effects of Inflation

We do not believe that inflation and changing prices during the years ended December 31, 2019 and 2018 had a significant impact on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

As of December 31, 2019, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of February 20, 2020.

Name	Age	Position
Thomas H. Adams, Ph.D.	77	Chief Executive Officer and Chairman of the Board
Mark Erlander, Ph.D.	60	Chief Scientific Officer
John Brancaccio	71	Director
Gary S. Jacob, Ph.D.	72	Director
Dr. Rodney S. Markin, M.D., Ph.D.	63	Director

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Officers serve at the discretion of the board.

Executive Biographies

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Thomas H. Adams, Ph.D. - Chairman and Chief Executive Officer

Dr. Adams has served as Chairman of the Board since April 2009 and as our Chief Executive Officer since June 2018. He is currently a Director at Hepion Pharmaceuticals, Inc. where he has served since 2014. Previously, Dr. Adams served as Chairman of Clearbridge BioPhotonics, Inc., an imaging solutions company, from 2013 to 2019, and as Director of Synergy Pharmaceuticals, Inc. from 2009 to 2019. He served in several leadership roles at IRIS International, including Director, Head of Personalized Medicine and Chief Technology Officer, from 2005 until the company’s acquisition by Danaher Corporation in 2012. From 1998 to 2006, Dr. Adams was Chairman and Chief Executive Officer of Leucadia Technologies, a privately held biotechnology company which was acquired by IRIS International, Inc. in 2006. Dr. Adams founded Genta, Inc. in 1989 and served as its Chief Executive Officer until 1997. He also founded Gen-Probe, Inc. in 1984 and served as Chairman and Chief Executive Officer until its acquisition by Chugai Biopharmaceuticals, Inc. in 1989. Dr. Adams holds a Ph.D. in Biochemistry from the University of California, Riverside. The Board believes that Dr. Adams’ executive leadership and the extensive healthcare expertise he has developed qualifies Dr. Adams to serve as a director of our company.

Mark Erlander, Ph.D. - Chief Scientific Officer

Dr. Erlander has served as our Chief Scientific Officer since March 2013. Prior to his current assignment, he was Chief Scientific Officer at bioTheranostics, a subsidiary of bioMérieux, a molecular diagnostic testing company focused on clinical applications in oncology, where he served from 2008 to 2013. From 2000 to 2008, Dr. Erlander was Chief Scientific Officer at Arcturus, Inc. (later AviaraDx), which was acquired by bioMérieux in 2008. Dr. Erlander entered therapeutics as a Group Leader and then Research Fellow in drug discovery at Johnson & Johnson from 1994 to 2000. From 1991 to 1994, Dr. Erlander was a Postdoctoral Fellow and then Assistant Professor at Scripps Research. He has 44 issued patents, over 50 pending applications, and has co-authored over 90 scientific publications. Dr. Erlander holds a B.S. in Biochemistry from the University of California, Davis, an M.S. degree in Biochemistry from Iowa State University, and a Ph.D. in Neuroscience from the University of California, Los Angeles.

John Brancaccio - Independent Director

Mr. Brancaccio, a retired CPA, has been a Director since December 2005. Mr. Brancaccio currently serves on the boards of Rasna Therapeutics, Inc. since 2016, Hepion Pharmaceuticals, Inc. since 2013, and Tamir Biotechnology, Inc. (formerly Alfacell Corporation) since 2004. Previously, Mr. Brancaccio served as Chief Financial Officer of Accelerated Technologies, Inc., an incubator for medical device companies from 2004 until his retirement in 2017. The Board believes Mr. Brancaccio’s experience as a chief financial officer provides valuable financial and accounting expertise that qualifies him to serve as a director of our company.

Gary S. Jacob, Ph.D. - Independent Director

Dr. Jacob has been a Director since February 2009. He is Chief Executive Officer of Immuron Limited, an Australian public biotechnology company, where he has served since November 2018 and has been Chairman of Hepion Pharmaceuticals, Inc. since 2013. From 2008 to 2017, Dr. Jacob served as President and Chief Executive Officer of Synergy Pharmaceuticals, Inc. and as Chairman from 2013 to 2018. In December of 2018, Synergy Pharmaceuticals, Inc. filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Dr. Jacob served as Chief Executive Officer of Callisto Pharmaceuticals, Inc. from 2003 to 2013 and as Director from 2004 until its merger with Synergy Pharmaceuticals, Inc. in 2013. The Board believes Dr. Jacob’s broad management expertise in the pharmaceutical and biotechnology industry provides relevant experience in a number of strategic and operational areas that qualifies him to serve as a director of our company.

Dr. Rodney S. Markin, M.D., Ph.D. - Independent Director

Dr. Markin has been a Director since February 2014. He is currently Vice President for Network Development, Nebraska Medicine and Associate Vice Chancellor for Business and Executive Director of the UNeTech Institute at the University of Nebraska Medical Center, a public center of health sciences research, patient care, and education, where he has served since July 1985. Dr. Markin also serves concurrently as Courtesy Professor of Psychiatry and Courtesy Professor of Surgery at the University of Nebraska and David T. Purtilo Distinguished Professor of Pathology and Microbiology since 2005 and Professor of Pathology and Microbiology.  He serves on the boards of Perceptimed Inc. since 2014, MikroScan Technologies Inc. since 2015, Afaxys Inc. since 2017, and Paradigm Diagnostics Inc. since 2018. In the non-profit sector, Dr. Markin serves as a Director of Children’s Hospital and Medical Center Foundation and as Trustee for Keck Graduate Institute, and the Make-A-Wish Foundation, since 2015. Previously, Dr. Markin served as Chief Technology Officer and Associate Vice Chancellor for Business Development at the University of Nebraska from 2011 to 2017, and as Director of Transgenomic, Inc. from 2007 to 2014. The Board believes Dr. Markin’s medical insight, board experience and executive experience in institutional healthcare qualifies him to serve as a director of our company.

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

The Board has three standing committees-Audit, Compensation and Corporate Governance/Nominating. The membership of each of the committees of the Board is comprised of independent directors, with each of the committees having a chairman, each of whom is an independent director. Our non-management members of the Board meet in executive session at each regular Board meeting.

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

As of December 31, 2019, the Audit Committee consisted of John P. Brancaccio, chairman of the Audit Committee, Dr. Rodney S. Markin and Dr. Athena Countouriotis, who resigned from the Board on January 24, 2020. Dr. Jacob replaced Dr. Countouriotis as a member of the Audit Committee in 2020. Under the applicable rules and regulations of Nasdaq, each member of a company’s audit committee must be considered independent in accordance with Nasdaq Listing Rule 5605(c)(2)(A)(i) and (ii) and Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that each of Mr. Brancaccio, Dr. Markin, Dr. Jacob and Dr. Countouriotis is “independent” as that term is defined under applicable Nasdaq and SEC rules. Mr. Brancaccio is our audit committee financial expert. The Board has adopted a written charter setting forth the authority and responsibilities of the Audit Committee, which is available on our website at http://trovageneoncology.investorroom.com/ under “Corporate Governance”.

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

As of December 31, 2019, the Compensation Committee consisted of Dr. Rodney S. Markin, chairman of the Compensation Committee, Dr. Gary S. Jacob and John Brancaccio. The Board has determined that all of the members are “independent” under Nasdaq Listing Rule 5605(a)(2). The Board has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee, which is available on our website at http://trovageneoncology.investorroom.com/ under “Corporate Governance”.

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

As of December 31, 2019, the Corporate Governance/Nominating Committee consisted of Dr. Rodney S. Markin, chairman of the Corporate Governance/Nominating Committee, Mr. John Brancaccio, and Dr. Athena Countouriotis, who resigned from the Board on January 24, 2020. The Board has determined that all of the members are “independent” under Nasdaq Listing Rule 5605(a)(2). The Board has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee, which is available on our website at http://trovageneoncology.investorroom.com/ under “Corporate Governance”.

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

Hedging and Pledging Policies

As part of our Insider Trading Policy, all of our officers, all of our directors, certain of our employees and consultants and family members or others sharing a household with any of the foregoing are prohibited from engaging in short sales of our securities, any hedging or monetization transactions involving our securities and in transactions involving puts, calls or other derivative securities based on our securities. Our Insider Trading Policy further prohibits such persons from purchasing our securities on margin, borrowing against any account in which our securities are held or pledging our securities as collateral for a loan unless pre-cleared by our Insider Trading Compliance Officer. As of February 20, 2020, none of our directors or executive officers had pledged any shares of our common stock.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Principal Executive Officer and our other highest paid executive officer whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal year 2019.

Name and Principal Position	Year	Salary ($)		Non-Equity Incentive Plan Compensation ($)(1)	Option Awards ($) (2)		Stock Awards ($) (3)	Total ($)
Thomas H. Adams, CEO	2019	491,132		244,625	568,877		—	1,304,634
	2018	286,346	(4)	79,167	11,679	(5)	—	377,192
Mark Erlander, CSO	2019	398,729		198,600	255,622		—	852,951
	2018	387,155		342,576	144,008		34,785	908,524

(1)	The amounts in this column relate to bonuses earned by the Named Executive Officers in 2019 and 2018.

(2)
Amounts shown in this column do not reflect dollar amounts actually received by our named executive officers. Instead, these amounts represent the aggregate grant date fair value of stock option awards determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The valuation assumptions used in determining 2019 and 2018 amounts are described in Note 6 to our financial statements included in our Annual Reports on Form 10-K for the fiscal years ended December 31, 2019 and 2018. Our named executive officers will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options on the date the options are exercised.

(3)	This reflects the grant date fair value of awards granted during fiscal years ended December 31, 2019 and 2018.

(4)	Of this amount, $60,000 was the compensation paid for non-employee director service in 2018.

(5)	Stock option awards were granted for non-employee director service in 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options and RSU's as well as the exercise prices and expiration dates thereof, as of December 31, 2019. Except for the options and RSU's set forth in the table below, no other equity awards were held by any our named executive officers as of December 31, 2019.

	Option Awards(1)				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Thomas H. Adams	4,219	—	216.00	8/5/2021
	98	—	237.60	1/26/2022
	175	—	499.68	2/14/2023
	272	—	447.84	2/25/2024
	223	—	516.96	3/17/2025
	223	—	372.96	1/4/2026
	530	—	51.84	10/4/2027
	755	—	21.60	1/23/2028
	—	298,230	2.48	6/20/2029
Mark Erlander	70	—	204.48	9/13/2022	521	646
	139	—	350.64	12/10/2022	1,250	1,550
	2,778	—	506.88	1/28/2023
	1,389	—	398.16	12/11/2023
	2,778	—	236.88	7/16/2024
	834	—	316.08	12/11/2024
	2,040	44	372.96	1/4/2026
	5,348	—	61.20	8/22/2027
	7,948	1,388	21.60	1/23/2028
	—	134,203	2.48	6/20/2029

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

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2019 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
John Brancaccio(2)	76,000	83,963	159,963
Gary S. Jacob(3)	56,000	83,963	139,963
Rodney S. Markin(4)	76,000	83,963	159,963
Athena Countouriotis(5)	62,000	83,963	145,963

(1)
Amounts shown in this column do not reflect dollar amounts actually received by our non-employee directors. Instead, these amounts represent the aggregate grant date fair value of stock option awards determined in accordance with FASB ASC Topic 718. The valuation assumptions used in determining 2019 amounts are described in Note 6 to our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our non-employee directors will only realize compensation to the extent the trading price of our common stock is greater than the exercise price of such stock options on the date the options are exercised.

(2)	As of December 31, 2019, 47,806 stock options were outstanding, of which 3,072 were exercisable.

(3)	As of December 31, 2019, 47,376 stock options were outstanding, of which 2,642 were exercisable.

(4)	As of December 31, 2019, 46,969 stock options were outstanding, of which 2,235 were exercisable.

(5)	As of December 31, 2019, 46,019 stock options were outstanding, of which 1,109 were exercisable. Dr. Countouriotis resigned from the Board on January 24, 2020.

Employment Agreements

Mark Erlander Employment Agreement

On February 18, 2016, we entered into an employment agreement with Dr. Erlander (the “Erlander Employment Agreement”). The term of the Erlander Employment Agreement commenced on February 18, 2016 and will continue until January 1, 2020, following which time the Erlander Employment Agreement will be automatically renewed for successive one year periods at the end of each term, unless either party delivers written notice to the other party of their intent to not renew the agreement. Pursuant to the Erlander Employment Agreement, Dr. Erlander’s base compensation, as of December 31, 2019, was $397,201 per year. Dr. Erlander is eligible to receive a cash bonus of up to 50% of his base salary per year based on meeting certain performance objectives and bonus criteria.

If Dr. Erlander’s employment is terminated by us for cause or as a result of Dr. Erlander’s death or permanent disability, or if Dr. Erlander terminates his employment agreement voluntarily, Dr. Erlander will be entitled to receive a lump sum equal to (i) any portion of unpaid base compensation then due for periods prior to termination, (ii) any bonus earned but not yet paid through the date of his termination, and (iii) all business expenses reasonably and necessarily incurred by Dr. Erlander prior to the date of termination. If Dr. Erlander’s employment is terminated by us without cause or by Dr. Erlander for good reason, Dr. Erlander will be entitled to receive the amounts due upon termination of his employment by us for cause or as a result of his death or permanent disability, or upon termination by Dr. Erlander of his employment voluntarily, in addition to (provided that Dr. Erlander executes a written release with respect to certain matters) a severance payment equal to his base compensation for 12 months from the date of termination and the bonus and any benefits that Dr. Erlander would be eligible for during such 12 month period. In addition, if Dr. Erlander’s employment is terminated: (a) by us without cause within 12 months prior to a change of control (as defined in the Erlander Employment Agreement) that was pending during such 12 month period, (b) by Dr. Erlander for good reason within 12 months after a change of control, or (c) by us without cause at any time upon or within 12 months after a change of control, Dr. Erlander will be entitled to receive the amounts due upon termination of his employment by us for cause or as a result of his death or permanent disability, or upon termination by Dr. Erlander of his employment voluntarily, in addition to the severance payments due if Dr. Erlander’s employment is terminated by us without cause or by Dr. Erlander for good reason, and all of Dr. Erlander’s unvested stock options and other equity awards would immediately vest and become fully exercisable (x) in the event a change of control transaction is pending, for a period of six months following the date of termination, and (y) in the event a change of control transaction is not then pending, for the period of time set forth in the applicable agreement evidencing the award.

Potential Payments Upon Termination Or Change In Control

Other than the provisions of the executive severance benefits to which our named executive officers would be entitled to at December 31, 2019 as set forth above, we have no liabilities under termination or change in control conditions. We do not have a formal policy to determine executive severance benefits. Each executive severance arrangement is negotiated on an individual basis.

The table below estimates the current value of amounts payable to our named executive officer in the event that a termination of employment occurred on December 31, 2019. The closing price of our common stock, as reported on The Nasdaq Capital Market, was $1.24 on December 31, 2019. The following table excludes certain benefits, such as accrued vacation, that are available to all employees generally. The actual amount of payments and benefits that would be provided can only be determined at the time of a change in control and/or the named executive officer’s qualifying separation from our Company.

Mark Erlander

	Termination
	By Trovagene Without Cause Outside a Change In Control	By Trovagene Without Cause or by Dr. Erlander for Good Reason in Connection with a Change In Control(1)
Value of Equity Securities Accelerated	$—	$118,764
Cash Payments	397,201	397,201
Total Cash Benefits and Payments	$397,201	$515,965

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of February 20, 2020 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned		Percentage (2)
Executive officers and directors:
Thomas H. Adams	11,384	(3)	*
John Brancaccio	5,339	(4)	*
Gary S. Jacob	4,711	(5)	*
Rodney S. Markin	9,416	(6)	*
Athena Countouriotis	1,109	(7)	*
Mark Erlander	30,438	(8)	*
All Officers and Directors as a Group (6 persons)	62,397	(9)	*

*less than 1%

(1)	The address of each person is c/o Trovagene, Inc., 11055 Flintkote Avenue, San Diego, CA 92121 unless otherwise indicated herein.

(2)
The calculation in this column is based upon 10,209,587 shares of common stock outstanding on February 20, 2020. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of February 20, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Includes 6,495 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 20, 2020.

(4)	Includes 3,072 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 20, 2020.

(5)	Includes 2,642 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 20, 2020.

(6)	Includes 2,235 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 20, 2020.

(7)
Includes 1,109 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 20, 2020. Dr. Countouriotis resigned from the Board on January 24, 2020.

(8)	Includes 24,062 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 20, 2020.

(9)	Includes 39,615 shares of common stock issuable upon exercise of stock options that are exercisable within 60 days after February 20, 2020.

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

Based on a review of the copies of such forms received, we believe that during 2019, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions or series of transactions since January 1, 2019, or any currently proposed transaction, to which we were or are to be a participant and in which the amount involved in the transaction or series of transactions exceeds $120,000, and in which any of our directors, executive officers or persons who we know hold more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements with our directors and executive officers.

In November 2018, we entered into a Material Transfer Agreement (“MTA”) with Leucadia Life Sciences (“Leucadia”) pursuant to which Leucadia will develop a PCR-based assay for onvansertib for AML. Our CEO, Dr. Thomas Adams, is a principal stockholder of Leucadia. In connection with the MTA, we entered into a consulting agreement with Tommy Adams, VP of Operations of Leucadia, who is the son of Dr. Adams. During the years ended December 31, 2019 and 2018, we incurred and recorded approximately $1,005,000 and $183,000, respectively, of research and development expenses for services performed by Leucadia and Tommy Adams.

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

Director Independence

Our Board has determined that a majority of the Board consists of members who are currently “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). The Board considers Drs. Jacob, Markin, and Mr. Brancaccio to be “independent”.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The aggregate fees billed to us by BDO, our independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	2019	2018
Audit fees (1)	$339,507	$226,646
Tax fees (2)	17,925	14,263
	$357,432	$240,909

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
(a)(1) Financial Statements
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

3.3	By-Laws of Trovagene, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G filed on November 25, 2011).
3.4	Certificate of Amendment of Amended and Restated Certificate of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 1, 2018).
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 12, 2018).
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 29, 2019).
3.7	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 31, 2019).
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 20, 2019).
4.1	Form of Common Stock Certificate of Trovagene, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12G filed on November 25, 2011).
4.2+	2004 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 19, 2004)
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 28, 2012).
4.4	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 1, 2014).
4.5+	Trovagene, Inc. 2014 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on July 23, 2014).
4.6	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 26, 2016).
4.7	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 12, 2018).
4.8	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 29, 2019).
4.9	Form of Series A Warrant (incorporated by reference to Exhibit 10.2 to Form 8-K filed on April 5, 2019).
4.10	Form of Series B Warrant (incorporated by reference to Exhibit 10.3 to Form 8-K filed on April 5, 2019).
4.11	Form of Series C Warrant (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 13, 2019).
4.12	Form of Series D Warrant (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 13, 2019).
4.13	Form of Series E Pre-Funded Warrant (incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 21, 2019).
4.14	Form of Series F Warrant (incorporated by reference to Exhibit 10.3 to Form 8-K filed on August 21, 2019).
4.15	Form of Series G, H and Pre-Funded Warrant and Placement Agent Warrant (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 28, 2019).

4.16	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
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

10.8+
Form of Indemnification Agreement to be entered into between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2015).

10.9+
Employment Agreement, dated February 18, 2016, by and between the Company and Mark Erlander (incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2016).

10.10
Form of Seventh Amendment to Standard Industrial Net Lease dated April 4, 2016 between Trovagene, Inc. and BMR-Coast 9 LP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016).

10.11*
License Agreement dated as of March 13, 2017 between Nerviano Medical Sciences S.r.l. and Trovagene, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 15, 2017).

10.12
Stock and Warrant Subscription Agreement entered into as of January 25, 2019 by and between Trovagene, Inc. and PoC Capital, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 29, 2019).

10.13	Securities Purchase Agreement dated April 4, 2019 by and between Trovagene, Inc. and the Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 5, 2019).
10.14	Securities Purchase Agreement dated May 10, 2019 by and between Trovagene, Inc. and the Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2019).
10.15	Securities Purchase Agreement dated August 20, 2019 by and between Trovagene, Inc. and the Purchaser (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 21, 2019).
10.16	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 28, 2019).
10.17	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 28, 2019).
23.1	Consent of BDO USA, LLP.
24	Power of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Labels Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

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

TROVAGENE, INC.

/s/ Thomas H. Adams
2/27/2020	Chief Executive Officer (Principal Executive Officer)

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

SIGNATURE	TITLE	DATE

/s/ Thomas H. Adams	Chief Executive Officer and Chairman of the Board	2/27/2020
Thomas H. Adams	(Principal Executive Officer)

/s/ Brigitte Lindsay	VP, Finance	2/27/2020
Brigitte Lindsay	(Principal Financial and Accounting Officer)

/s/ John Brancaccio	Director	2/27/2020
John Brancaccio

/s/ Gary S. Jacob	Director	2/27/2020
Gary S. Jacob

/s/ Rodney S. Markin	Director	2/27/2020
Rodney S. Markin

TROVAGENE, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Trovagene, Inc.
San Diego, California

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Trovagene, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle
As discussed in Note 2 of the financial statements, the Company has changed its method of accounting for leases during the year ended December 31, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Going Concern Uncertainty
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2007.

San Diego, California
February 27, 2020

Trovagene, Inc.
Balance Sheets

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$10,195,292	$11,453,133
Accounts receivable and unbilled receivable	203,480	167,755
Prepaid expenses	954,957	1,144,377
Total current assets	11,353,729	12,765,265
Property and equipment, net	877,823	1,304,433
Operating lease right-of-use assets	697,418	—
Other assets	157,576	102,798
Total Assets	$13,086,546	$14,172,496

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$656,304	$664,840
Accrued liabilities	3,260,061	1,771,842
Deferred rent	—	486,636
Operating lease liabilities	865,379	—
Total current liabilities	4,781,744	2,923,318
Derivative financial instruments—warrants	4,127	32,315
Operating lease liabilities, net of current portion	860,963	—
Deferred rent, net of current portion	—	1,090,671
Other liabilities	128,368	42,000
Total liabilities	5,775,202	4,088,304

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized; 277,100 designated as Series A Convertible Preferred Stock; 60,600 shares outstanding at December 31, 2019 and December 31, 2018 with liquidation preference of $606,000 at December 31, 2019 and December 31, 2018; 8,860 designated as Series B Convertible Preferred Stock; 0 shares outstanding at December 31, 2019 and 2018, respectively; 200,000 designated as Series C Convertible Preferred Stock; 0 shares outstanding at December 31, 2019 and December 31, 2018	60	60
Common stock, $0.0001 par value, 150,000,000 shares authorized; 8,593,633 and 3,831,879 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	8,312	7,742
Additional paid-in capital	217,172,528	202,267,605
Service receivables	(971,673)	—
Accumulated deficit	(208,897,883)	(192,191,215)
Total stockholders’ equity	7,311,344	10,084,192
Total Liabilities and Stockholders’ Equity	$13,086,546	$14,172,496

The accompanying notes are an integral part of these financial statements.

Trovagene, Inc.
Statements of Operations

	Year Ended December 31,
	2019	2018
Revenues:
Royalties	$243,137	$250,453
Services	1,495	127,872
Total revenues	244,632	378,325
Costs and expenses:
Cost of revenue	—	597,457
Research and development	11,162,236	8,164,011
Selling, general and administrative	5,760,890	8,005,583
Restructuring charges	—	664,686
Total operating expenses	16,923,126	17,431,737

Loss from operations	(16,678,494)	(17,053,412)

Interest income	234,169	219,430
Interest expense	—	(25,409)
Other gain (loss), net	1,978	(236,833)
Gain on extinguishment of debt	—	17,974
Gain from changes in fair value of derivative financial instruments—warrants	28,188	617,072
Net loss	(16,414,159)	(16,461,178)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(24,240)	(24,240)
Deemed dividend recognized on beneficial conversion features of Series B Convertible Preferred Stock issuance	—	(2,769,533)
Deemed dividend recognized on beneficial conversion features of Series C Convertible Preferred Stock issuance	(268,269)	—
Net loss attributable to common stockholders	$(16,706,668)	$(19,254,951)

Net loss per common share — basic and diluted	$(2.80)	$(8.26)

Weighted-average shares outstanding — basic and diluted	5,973,906	2,330,180

The accompanying notes are an integral part of these financial statements.

Trovagene, Inc.
Statements of Stockholders’ Equity

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2018	60,600	$60	733,217	$5,279	$179,546,954	$—	$(173,046,186)	$6,506,107
Sale of common stock and warrants, net of expenses	—	—	1,523,333	914	11,778,611	—	—	11,779,525
Sale of Series B Convertible Preferred Stock, net of expenses	8,860	9	—	—	4,386,753	—	—	4,386,762
Stock-based compensation	—	—	—	—	2,174,627	—	—	2,174,627
Issuance of common stock upon exercise of warrants	—	—	78,917	569	1,612,098	—	—	1,612,667
Issuance of common stock upon vesting of restricted stock units	—	—	18,609	94	(94)	—	—	—
Deemed dividend recognized on beneficial conversion features of Series B Convertible Preferred Stock issuance	—	—	—	—	2,769,533	—	(2,769,533)	—
Issuance of common stock upon conversion of Series B Convertible Preferred Stock	(8,860)	(9)	1,476,667	886	(877)	—	—	—
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	—	(24,240)	(24,240)
Issuance of common stock for share rounding as a result of reverse stock split	—	—	1,136	—	—	—	—	—
Cumulative effect of change in accounting principle related to revenue recognition	—	—	—	—	—	—	109,922	109,922
Net loss	—	—	—	—	—	—	(16,461,178)	(16,461,178)
Balance, December 31, 2018	60,600	60	3,831,879	7,742	202,267,605	—	(192,191,215)	10,084,192
Sale of common stock and warrants, net of expenses	—	—	1,994,929	199	8,817,573	—	—	8,817,772
Issuance of common stock, preferred stock and warrants for clinical trial funding commitment, net of expenses and discount	200,000	200	183,334	110	1,634,690	(1,675,000)	—	(40,000)
Stock-based compensation	—	—	—	—	884,942	—	—	884,942
Issuance of common stock upon exercise of warrants	—	—	2,221,635	223	3,299,287	—	—	3,299,510
Issuance of common stock upon vesting of restricted stock units	—	—	22,057	5	(5)	—	—	—
Deemed dividend recognized on beneficial conversion features of Series C Convertible Preferred Stock issuance	—	—	—	—	268,269	—	(268,269)	—
Issuance of common stock upon conversion of Series C Convertible Preferred Stock	(200,000)	(200)	333,333	33	167	—	—	—
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	—	(24,240)	(24,240)
Issuance of common stock for share rounding as a result of reverse stock split	—	—	6,466	—	—	—	—	—
Release of clinical trial funding commitment	—	—	—	—	—	703,327	—	703,327
Net loss	—	—	—	—	—		(16,414,159)	(16,414,159)
Balance, December 31, 2019	60,600	$60	8,593,633	$8,312	$217,172,528	$(971,673)	$(208,897,883)	$7,311,344

The accompanying notes are an integral part of these financial statements.

Trovagene, Inc.
Statements of Cash Flows

	Year ended December 31,
	2019	2018
Operating activities
Net loss	$(16,414,159)	$(16,461,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	—	362,949
Impairment loss	—	187,500
Depreciation and amortization	494,232	859,487
Stock-based compensation expense	884,943	2,174,627
Gain on extinguishment of debt	—	(17,974)
Deferred rent	—	59,206
Change in fair value of derivative financial instruments—warrants	(28,188)	(617,072)
Release of clinical trial funding commitment	703,327	—
Changes in operating assets and liabilities:
Other assets	(54,778)	(23,755)
Accounts receivable and unbilled receivable	(35,725)	19,262
Prepaid expenses	115,459	21,451
Operating lease right-of-use assets	302,491	—
Accounts payable and accrued expenses	1,455,336	214,484
Operating lease liabilities	(776,806)	—
Other liabilities	86,368	22,000
Net cash used in operating activities	(13,267,500)	(13,199,013)

Investing activities
Capital expenditures	(67,622)	(5,100)
Proceeds from disposals of capital equipment	—	27,942
Purchases of short-term investments	—	(31,500)
Sales of short-term investments	—	31,500
Net cash provided (used) by investing activities	(67,622)	22,842

Financing activities
Proceeds from sale of common stock and warrants, net of expenses of $158,678 and $1,336,123 respectively	8,817,772	11,779,525
Proceeds from sales of Series B Convertible Preferred Stock, net of expenses of $0 and $497,617 respectively	—	4,386,762
Costs related to the clinical trial funding commitment	(40,000)	—
Proceeds from exercise of warrants	3,299,509	1,612,667
Repayments under equipment line of credit	—	(1,200,033)
Payment upon debt extinguishment	—	(175,381)
Net cash provided by financing activities	12,077,281	16,403,540
Net change in cash and cash equivalents	(1,257,841)	3,227,369
Cash and cash equivalents—Beginning of period	11,453,133	8,225,764
Cash and cash equivalents—End of period	$10,195,292	$11,453,133
Supplementary disclosure of cash flow activity:
Cash paid for taxes	$800	$800
Cash paid for interest	$—	$22,482
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividend payable on Series A Convertible Preferred Stock	$24,240	$24,240

	Year ended December 31,
	2019	2018
Deemed dividend recognized for beneficial conversion features of Series B Convertible Preferred Stock issuance	$—	$2,769,533
Deemed dividend recognized for beneficial conversion features of Series C Convertible Preferred Stock issuance	$268,269	$—
Common stock, Series C Convertible Preferred Stock and warrants issued in connection with clinical trial funding commitment, net of discount of $235,640	$1,675,000	$—
Common stock issued upon conversion of Series B Convertible Preferred Stock	$—	$886
Common stock issued upon conversion of Series C Convertible Preferred Stock	$33	$—

The accompanying notes are an integral part of these financial statements.

Trovagene, Inc.
Notes to Financial Statements

1. Business Overview and Going Concerns

Business Organization and Overview

Trovagene, Inc. (“Trovagene” or the “Company”) headquartered in San Diego, California, is a clinical-stage, oncology therapeutics company, taking a Precision Cancer MedicineTM (“PCMTM”) approach to develop drugs that target mitosis (cell division) to treat various types of cancer, including leukemias, lymphomas and solid tumors.

Trovagene’s intellectual property and proprietary technology enables the Company to analyze circulating tumor DNA (“ctDNA”) and clinically actionable markers. Unique to the Company’s clinical development plan, and a key component of its PCMTM approach, is the integration of predictive clinical biomarkers to identify patients most likely to respond to treatment.

Going Concern Uncertainty

Trovagene’s financial statements as of December 31, 2019 have been prepared under the assumption that Trovagene will continue as a going concern, which assumes that the Company will realize its assets and satisfy its liabilities in the normal course of business. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

The Company has incurred net losses since its inception and has negative operating cash flows. Management estimates that the Company’s current cash resources will be sufficient to fund the Company’s planned operations into third quarter of 2020. Based on its current business plan and assumptions, the Company expects to continue to incur significant losses and require significant additional capital to further advance its clinical trial programs and support its other operations. The Company has based its cash sufficiency estimates on its current business plan and its assumptions that may prove to be wrong. The Company could utilize its available capital resources sooner than it currently expects, and it could need additional funding to sustain its operations even sooner than currently anticipated. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. For the foreseeable future, the Company’s ability to continue its operations is dependent upon its ability to obtain additional capital.

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

Between January 1, 2020 and February 27, 2020 the Company received approximately $1.5 million of net proceeds through the exercise of 1,005,072 Series H warrants.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements of Trovagene have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company made a reverse split of its common stock, $0.0001 par value, at a ratio of 1 for 12, effective June 1, 2018. On February 19, 2019 the Company made an additional reverse split of its common stock, $0.0001 par value, at a ratio of 1 for 6. All share and per share information in the financial statements and the accompanying notes have been retroactively adjusted to reflect the reverse stock splits for all periods presented.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations as, and manages its business in, one operating segment.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of operating and money market accounts as of December 31, 2019 and 2018 on deposit. Cash equivalents are considered by the Company to be highly liquid investments purchased with original maturities of three months or less from the date of purchase.

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

•For sales-based royalties, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Payment terms and conditions vary by contracts, although terms generally include a requirement of payment within 30 to 45 days after invoice. Minimum royalties are generally due quarterly or annually.

Derivative Financial Instruments—Warrants

The Company has issued common stock warrants in connection with the execution of certain equity financings. Such warrants are classified as derivative liabilities and are recorded at their fair market value as of each reporting period. Such warrants do not meet the exemption that a contract should not be considered a derivative instrument if it is (1) indexed to its own stock and (2) classified in stockholders’ equity. The warrants contain a feature that could require the transfer of cash in the event a change of control occurs without an authorization of the Company’s Board of Directors, and therefore classified as a liability. Changes in fair value of derivative liabilities are recorded in the statement of operations under the caption “Change in fair value of derivative instruments—warrants.”

The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding the historical volatility of Trovagene’s common stock price, the remaining life of the warrants, and the risk-free interest rates at each period end. The Company thus uses model-derived valuations where inputs are observable in active markets to determine the fair value. The use of historical volatility as an input to derive the fair value, classifies such warrants as Level 3 (See "Fair Value of Financial Instruments" below). At December 31, 2019 and 2018, the fair value of these warrants was $4,127 and $32,315, respectively, and was recorded as a liability under the caption “derivative financial instruments—warrants” on the balance sheets.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized straight-line over the requisite service period of the individual grants, which typically equals the vesting period.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, debt and derivative liabilities. The Company has adopted ASC 820 for financial assets and liabilities that are required to be measured at fair value and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature as they reflect current market interest rates.

The authoritative guidance establishes a fair value hierarchy that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities. In general, the authoritative guidance requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the measurement of its fair value. The three levels of input defined by the authoritative guidance are as follows:

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

Long-Lived Assets

Long-lived assets consist of property and equipment and finite-lived intangible assets. The Company records property and equipment at cost, and records other intangible assets based on their fair values at the date of acquisition. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful life of five years for laboratory equipment and three to five years for furniture and office equipment. Amortization of leasehold improvements is computed based on the shorter of the life of the asset or the term of the lease. Amortization of intangible assets is calculated using the straight-line method over the estimated useful life of the assets, based on when the Company expects to receive cash inflows generated by the intangible assets.

Impairment losses on long-lived assets used in operations are recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. During the year ended December 31, 2019 and 2018, the Company recorded $0 and $187,500 of impairment losses on long-lived intangible assets, respectively.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities and non-current operating lease liabilities in the Company’s balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow on a collateralized and fully amortizing basis over a similar term an amount equal to the lease payments in a similar economic environment. The operating lease ROU asset also includes any lease payments made less lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Our facilities lease agreement contains lease and non-lease components, such as common area maintenance. We have elected to account for these lease and non-lease components of this agreement as a single lease component.

Leases with an initial term of 12 months or less are not recorded on the Company's balance sheets. These short-term leases are expensed on a straight-line basis over the lease term.

Restructuring

Restructuring costs are included in loss from operations in the statements of operations. One-time termination benefits are recorded at the time they are communicated to the affected employees. In May 2018, the Company closed its CLIA laboratory operations. Costs associated with winding down the CLIA laboratory were recorded in the restructuring charges in the December 31, 2018 financial statements. See Note 13 to the financial statements for further information.

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

Research and Development

Research and development expenses, which include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, clinical trials, purchased in-process research and development and regulatory and scientific consulting fees, as well as contract research and insurance. Also, patent filing and maintenance expenses are considered legal in nature and therefore classified as general and administrative expense, if any.

While certain of the Company’s research and development costs may have future benefits, the Company’s policy of expensing all research and development expenditures is predicated on the fact that Trovagene has no history of successful commercialization of molecular diagnostic products to base any estimate of the number of future periods that would be benefited.

Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts are recognized as an expense.

Net Loss Per Share

Basic and diluted net loss per share is presented for all periods presented. In accordance with this guidance, basic and diluted net loss per common share is determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Preferred dividends are included in net loss attributable to common stockholders in the computation of basic and diluted earnings per share. Shares used in calculating diluted net loss per common share exclude as anti-dilutive the following share equivalents:

	December 31,
	2019	2018
Options to purchase Common Stock	1,015,418	83,345
Warrants to purchase Common Stock	10,589,482	3,649,341
Restricted Stock Units	11,301	30,132
Series A Convertible Preferred Stock	877	877
	11,617,078	3,763,695

The following table summarizes the Company’s diluted net loss per share:

	December 31,
	2019	2018
Numerator:
Net loss attributable to common stockholders	$(16,706,668)	$(19,254,951)
Net loss used for basic and diluted loss per share	$(16,706,668)	$(19,254,951)

Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	5,973,906	2,330,180

Net loss per share attributable to common stockholders:
Basic and diluted	$(2.80)	$(8.26)

Revision of Previously Issued Financial Statements for Correction of Immaterial Errors

During the fourth quarter of 2019, the Company identified an immaterial error related to pre-funded warrants. The correction of the error resulted in higher weighted-average shares used to compute basic and diluted net loss per share for the three months ended June 30, 2019 and September 30, 2019, the six months ended June 30, 2019 and the nine months ended September 30, 2019. The following table summarizes the immaterial adjustments and corrected amounts:

Unaudited	Three Months Ended		Six Months Ended June 30, 2019	Nine Months Ended September 30, 2019
	June 30, 2019	September 30, 2019
Weighted-average shares used to compute basic and diluted net loss per share:
Previously Reported	5,241,924	5,822,818	4,667,434	5,056,794
Adjustment	166,200	201,862	83,559	123,427
Revised	5,408,124	6,024,680	4,750,993	5,180,221

Basic and diluted loss per share:
Previously reported	$(0.79)	$(0.71)	$(1.78)	$(2.46)
Adjustment	0.03	0.02	0.03	0.06
Revised	$(0.76)	$(0.69)	$(1.75)	$(2.40)

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

The Company adopted ASU 2016-02 as of January 1, 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment and did not restate comparative periods. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date, and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of approximately $1,000,000 and lease liabilities for operating leases of approximately $2,503,000. There was no cumulative effect adjustment to accumulated deficit as a result of the adoption and there was not a material impact to the Company’s statement of operations. Refer to Note 4 to the financial statements for further details.

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

3. Supplementary Balance Sheet Information

Property and Equipment

Fixed assets consists of furniture and office equipment, leasehold improvements and laboratory equipment. Depreciation and amortization expense for property and equipment for the years ended December 31, 2019 and 2018 was $494,232 and $736,088, respectively. Property and equipment consisted of the following:

	As of December 31,
	2019	2018
Furniture and office equipment	$775,030	$775,030
Leasehold improvements	1,962,230	1,962,230
Laboratory equipment	744,856	677,234
	3,482,116	3,414,494
Less—accumulated depreciation and amortization	(2,604,293)	(2,110,061)
Property and equipment, net	$877,823	$1,304,433

Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
	2019	2018
Accrued compensation	$1,003,383	$780,848
Preferred stock dividend	365,255	341,015
Research agreements and clinical trials	1,686,068	319,898
Director fees	67,500	80,008
Professional fees and outside services	21,000	107,006
Patent, license and other fees	69,950	58,398
Other accrued liabilities	46,905	84,669
Total accrued liabilities	$3,260,061	$1,771,842

4. Leases

 As a lessee, the Company’s current leases include its master facility lease and immaterial equipment leases, all of which are considered operating leases.

The Company (as a sublessor) also subleases portions of its facility to third parties under two separate subleases. All of these subleases have been determined to be operating leases and are accounted for separately from the head lease.

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

Facility Subleases

As a result of corporate restructurings in previous years, the Company vacated a portion of its facility and has subleased space to third parties under two separate sublease agreements, which both expire December 31, 2021. An additional sublease expired on October 31, 2019 and was not renewed. The Company recorded a cease-use loss liability and expense in 2018 pursuant to ASC 420, Exit or Disposal Cost Obligations, representing the total expected shortfall in sublease income for two of the subleases as compared to its required payments for those spaces under the remainder of the master lease term. This liability was being amortized over the remaining lease term until the adoption of ASC 842, whereupon the remaining cease-use loss liability of approximately $487,000 was eliminated and treated as a reduction to the beginning ROU asset value for the master lease as of January 1, 2019. Income will continue to be recognized on a straight-line basis over the term of the sublease.

The components of lease expense were as follows:

Twelve Months Ended December 31, 2019
Operating lease cost	$444,878
Operating sublease income	(381,653)
Net operating lease cost	$63,225

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating lease ROU assets	$697,418

Current operating lease liabilities	$865,379
Non-current operating lease liabilities	860,963
Total operating lease liabilities	$1,726,342

Weighted-average remaining lease term–operating leases	2.0 years
Weighted-average discount rate–operating leases	6.5%

Supplemental cash flow and other information related to leases was as follows:

Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$916,762

Total remaining annual commitments under non-cancelable lease agreements for each of the years ended December 31 are as follows:

Year Ending December 31,	Operating Leases	Sublease Income	Net Operating Leases
2020	$865,379	$(291,173)	$574,206
2021	968,165	(291,173)	676,992
2022	5,868	—	5,868
2023	3,423	—	3,423
Total future minimum lease payments	1,842,835	$(582,346)	$1,260,489
Less imputed interest	(116,493)
Total	$1,726,342

Total annual commitments under non-cancelable lease agreements as of December 31, 2018 under the previous lease accounting guidance are as follows:

Year Ending December 31,	Operating Leases	Sublease Income	Net Operating Leases
2019	$914,540	$(333,124)	$581,416
2020	941,670	—	941,670
2021	968,165	—	968,165
2022	5,868	—	5,868
2023	3,423	—	3,423
Total	$2,833,666	$(333,124)	$2,500,542

5. Stockholders’ Equity

Common Stock

During the year ended December 31, 2019, the Company issued a total of 4,761,754 shares of Common Stock, the issuances were a result of the following:

•	2,221,635 shares of common stock were issued upon exercise of pre-funded warrants and warrants, 1,724,322 and 497,313, respectively;

•	1,994,929 shares of common stock were issued through private placements with certain accredited investors;

•	333,333 shares were issued upon conversion of Series C Convertible Preferred Stock;

•	183,334 shares of common stock in connection with a clinical trial funding commitment;

•	22,057 shares were issued upon vesting of RSU's; and

•	6,466 shares were issued for share rounding as a result of the reverse stock split.

During the year ended December 31, 2018, the Company issued a total of 3,098,662 shares of common stock, the issuances were a result of the following:

•	1,523,333 shares of common stock were sold through an underwritten public offering;

•	1,476,667 shares were issued upon conversion of Series B Convertible Preferred Stock;

•	78,917 shares were issued upon exercise of warrants;

•	18,609 shares were issued upon vesting of RSU's; and

•	1,136 shares were issued for share rounding as a result of the reverse stock split.

Warrants
A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications, is presented below:

	Number of Warrants (1)	Weighted-Average Exercise Price Per Share (1)	Weighted-Average Remaining Contractual Term (1)
Balance outstanding, December 31, 2017	322,774	$68.07	4.4 years
Granted	3,450,000	$6.60
Exercised	(74,518)	$21.60
Expired	(48,915)	$217.17
Balance outstanding, December 31, 2018	3,649,341	$8.91	4.4 years
Granted	7,437,454	$1.87
Exercised	(497,313)	$6.60
Balance outstanding, December 31, 2019	10,589,482	$4.08	3.7 years

(1)Balance outstanding, December 31, 2019 excludes 605,072 pre-funded warrants to purchase shares of common stock at a nominal exercise price of $0.01 per share. The pre-funded warrants expire when exercised in full. As of February 20, 2020 all of the pre-funded warrants have been exercised.

In connection with an underwritten public offering occurred in June 2018, the Company issued warrants to purchase an aggregate of 3,450,000 shares of common stock at an exercise price of $6.60 per share which expire on the 5 year anniversary of the original issuance date. Approximately 497,000 of these warrants were exercised during 2019.

In connection with registered direct offerings during the twelve months ending December 31, 2019 the Company issued the following warrants:

•
On April 5, 2019 the Company issued Series B Warrants to purchase an aggregate of 382,166 shares of common stock at an exercise price of $3.80 per share, which vested 6 months after issuance and expire 5.5 years from the issuance date;

•
On May 13, 2019 the Company issued Series D Warrants to purchase an aggregate of 458,015 shares of common stock at an exercise price of $3.15 per share, which vested 6 months after issuance and expire 5.5 years from the issuance date;

•
On August 22, 2019 the Company issued Series F Warrants to purchase an aggregate of 727,802 shares of common stock at an exercise price of $1.936 per share, which vested 6 months after issuance and expire 5.5 years from the issuance date;

•
On October 30, 2019 the Company issued Series G Warrants to purchase an aggregate of 2,756,340 shares of common stock at an exercise price of $1.56 per share, which vested immediately and expire 5.5 years from the issuance date;

•
On October 30, 2019 the Company issued Series H Warrants to purchase an aggregate of 2,756,340 shares of common stock at an exercise price of $1.56 per share, which vested immediately and expire 1.5 years from the issuance date; and

•
On October 30, 2019 the Company issued Placement Agent Warrants to purchase an aggregate of 206,726 shares of common stock at an exercise price of $2.2675 per share, which vested immediately and expire 5.5 years from the issuance date.

Series A Convertible Preferred Stock

The material terms of the Series A Convertible Preferred Stock consist of:

1) Dividends. Holders of the Company’s Series A Convertible Preferred Stock are entitled to receive cumulative dividends at the rate per share of 4% per annum, payable quarterly on March 31, June 30, September 30 and December 31, beginning with September 30, 2005. Dividends are payable, at the Company’s sole election, in cash or shares of common stock. As of December 31, 2019 and 2018, the Company had $365,255 and $341,015, respectively in accrued cumulative unpaid preferred stock dividends, included in accrued liabilities in the Company’s balance sheets, and $24,240 and $24,240 of accrued dividends was recorded during the years ended December 31, 2019 and 2018, respectively.

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

4) Conversion Rights. Each share of Series A Convertible Preferred Stock is convertible at the option of the holder into that number of shares of common stock determined by dividing the Stated Value, currently $10 per share, by the conversion price, which at the time of issuance was $928.80 per share, and subsequently adjusted to $691.20 per share.

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

As of each of December 31, 2019 and 2018, there were 60,600 shares of Series A Convertible Preferred Stock outstanding.

Series B Convertible Preferred Stock

On June 12, 2018, the Company closed an underwritten public offering for total gross proceeds of $18.0 million. The total related offering costs were approximately $1.8 million. The securities offered by the Company consisted of (i) 1,523,333 shares of common stock, at an offering price of $6.00 per share, (ii) warrants to purchase an aggregate of 3,450,000 shares of common stock, including the over-allotment option for 450,000 option warrants, at an exercise price of $6.60 per share, and (iii) 8,860 shares of Series B Convertible Preferred Stock, with a stated value of $1,000, and convertible into an aggregate of 1,476,667 shares of common stock. The conversion feature of the Series B Convertible Preferred Stock at the time of issuance was determined to be beneficial on commitment date. Because the Series B Convertible Preferred Stock is perpetual with no stated maturity date, and the conversions may occur any time from inception, the Company immediately recorded a one-time, non-cash deemed dividend of $2.8 million related to the beneficial conversion feature arising from the issuance of Series B Convertible Preferred Stock. This one-time, non-cash deemed dividend increased the Company’s net loss attributable to common stockholders and net loss per share. As of December 31, 2019 and 2018, there were no shares of Series B Convertible Preferred Stock outstanding, all of which has been converted to common stock.

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

Series C Convertible Preferred Stock

On January 25, 2019, the Company entered into a Master Services Agreement and a Stock and Warrant Subscription Agreement with PoC, whereby PoC agreed to finance $1.675 million in clinical studies, including the development costs associated with Phase 1b/2 trial of onvansertib in combination with FOLFIRI and Avastin® in patients with mCRC harboring KRAS mutations in exchange for (i)183,334 shares of common stock, (ii) warrants to purchase an aggregate of 150,000 shares of common stock, with an exercise price of $3.762 per share, expiring on January 25, 2024, and (iii) 200,000 shares of Series C Convertible Preferred Stock, each share of which was convertible into 1.67 shares of common stock. In April of 2019, all 200,000 shares of Series C Convertible Preferred Stock were converted into 333,333 shares of the Company's common stock. As of December 31, 2019, there were no shares of Series C Convertible Preferred Stock outstanding.

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

The holders of Series C Convertible Preferred Stock were granted the right to vote, on an as-converted to common stock basis (limited to 93.41% of the then as-if converted common stock) on all matters submitted to a vote of holders of the Company’s common stockholders. In the event of liquidation, dissolution or winding-up, holders of Series C Convertible Preferred Stock were entitled to receive the same amount that a holder of the Company’s common stock would receive if the Series C Convertible Preferred Stock were fully converted into shares of the Company’s common stock at the conversion price which amounts shall be paid pari passu with all holders of common stock.

6. Stock-Based Compensation

The Trovagene, Inc. 2014 Equity Incentive Plan (the “2014 EIP”), authorizing up to 34,722 shares of common stock for issuance under the 2014 EIP, was approved by the Board in June 2014 and approved by the stockholders of the Company at the September 17, 2014 Annual Meeting of Stockholders. The total number of authorized shares was increased to 131,944 between the inception of the 2014 EIP through December 31, 2017. At the May 30, 2018 Annual Meeting of Stockholders, the stockholders approved the increase of number of authorized shares in the 2014 EIP to 243,056. At the June 6, 2019 Annual Meeting of Stockholders, the stockholders approved the increase of number of authorized shares in the 2014 EIP to 1,243,056.

As of December 31, 2019, there were 167,888 shares available for issuance under the 2014 EIP.

Stock-based compensation has been recognized in operating results as follows:

	Years ended December 31,
	2019	2018
Cost of revenue	$—	$30,488
Research and development expenses	399,687	752,127
Selling, general and administrative expenses	485,256	1,392,012
Total stock-based compensation	$884,943	$2,174,627

Stock Options

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following assumptions during the years indicated below:

	Years ended December 31,
	2019	2018
Risk-free interest rate	1.66% - 2.33%	2.42% - 2.93%
Dividend yield	0%	0%
Expected volatility (range)	95% - 99%	89% - 98%
Expected volatility (weighted-average)	96%	91%
Expected term (in years)	5.9 years	5.2 years

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

Expected term — The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method, which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options. Options are considered to be “plain vanilla” if they have the following basic characteristics: (1) are granted “at-the-money”; (2) exercisability is conditioned upon service through the vesting date; (3) termination of service prior to vesting results in forfeiture; (4) limited exercise period following termination of service; and (5) are non-transferable and non-hedgeable.

Forfeitures — The Company estimates forfeitures based on its historical experience.

The weighted-average fair value per share of all options granted during the years ended December 31, 2019 and 2018, estimated as of the grant date using the Black-Scholes option valuation model, was $1.91 and $13.08 per share, respectively.

The unrecognized compensation cost related to non-vested stock options outstanding at December 31, 2019 and 2018 was $1,256,924 and $375,548, respectively. The weighted-average remaining amortization period at December 31, 2019 and 2018 for non-vested stock options was 2.2 years and 1.2 years, respectively.

The total fair value of shares vested during the years ended December 31, 2019 and 2018 was $386,654 and $1,864,537, respectively.

A summary of stock option activity and of changes in stock options outstanding is presented below:

	Number of Options	Weighted-Average Exercise Price Per Share	Intrinsic Value	Weighted-Average Remaining Contractual Life
Balance outstanding, December 31, 2017	62,376	$291.10	$—	7.1 years
Granted	52,791	$18.69
Forfeited	(31,590)	$219.03
Expired	(232)	$216.00
Balance outstanding, December 31, 2018	83,345	$146.09	$—	7.3 years
Granted	971,313	$2.49
Forfeited	(36,148)	$26.55
Expired	(3,092)	$220.27
Balance outstanding, December 31, 2019	1,015,418	$12.77	$—	9.1 years
Vested and exercisable, December 31, 2019	71,518	$147.46	$—	4.8 years

Restricted Stock Units

RSU's are measured at the grant date based on the closing market price of the Company’s common stock at the grant date and recognized ratably over the service period through the vesting date. All RSU's were granted with no purchase price. Vesting of the RSU's is generally subject to service conditions.

A summary of the RSU's activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Intrinsic Value
Non-vested RSU's outstanding, December 31, 2017	17,700	$103.32	$391,878
Granted	34,125	$4.64
Vested	(18,609)	$59.06
Forfeited	(3,084)	$147.60
Non-vested RSU's outstanding, December 31, 2018	30,132	$14.36	$95,005
Granted	9,167	$1.61
Vested	(22,057)	$8.68
Forfeited	(5,941)	$13.82
Non-vested RSU's outstanding, December 31, 2019	11,301	$15.38	$14,013

The total fair values of RSU's vested during the year ended December 31, 2019 and 2018 were $191,436 and $1,099,058, respectively.

7. Derivative Financial Instruments — Warrants

Certain warrants issued in connection with the Company’s equity financings are accounted for as derivative liabilities. Accordingly, the warrants are remeasured at each balance sheet date based on their estimated fair value using the Black-Scholes option pricing model. Changes in fair value are recorded within Company’s statements of operations.

The range of assumptions used to determine the fair value of the warrants valued using the Black-Scholes option pricing model during the periods indicated was:

Year ended December 31,
	2019	2018
Fair value of Trovagene common stock	$1.24 - $3.75	$3.15 - $25.14
Expected warrant term	3.1 - 4.1 years	0 - 5.1 years
Risk-free interest rate	1.56% - 2.49%	1.76% - 2.92%
Expected volatility	102% - 111%	47% - 131%
Dividend yield	—%	—%

Expected volatility is based on the historical volatility of Trovagene’s common stock. The warrants have a transferability provision and based on guidance for instruments issued with such a provision, Trovagene used the remaining contractual term as the expected term of the warrants. The risk-free interest rate is based on the U.S. Treasury security rates consistent with the expected remaining term of the warrants at each balance sheet date.

The following table sets forth the components of changes in the Company’s derivative financial instruments—warrants liability balance, valued using the Black-Scholes option pricing method, for the periods indicated.

Date	Description	Number of Warrants	Derivative Instrument Liability
December 31, 2017	Balance of derivative financial instruments—warrants liability	77,942	$649,387
	Expiration of derivative financial instruments	(13,446)	—
	Change in fair value of derivative financial instruments—warrants during the year recognized as a gain in the statement of operations	—	(617,072)
December 31, 2018	Balance of derivative financial instruments—warrants liability	64,496	32,315
	Change in fair value of derivative financial instruments—warrants during the year recognized as a gain in the statement of operations	—	(28,188)
December 31, 2019	Balance of derivative financial instruments—warrants liability	64,496	$4,127

The remaining contractual term of the warrants outstanding at December 31, 2019 and 2018 was approximately 3.1 and 4.1 years, respectively.

At December 31, 2019 and 2018, the total fair value of the above warrants accounted for as derivative financial instruments—warrants, valued using the Black-Scholes option pricing model, was $4,127 and $32,315, respectively, and is classified as derivative financial instruments—warrants liability on the balance sheet.

8. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2019 and 2018:

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$10,131,240	$—	$—	$10,131,240
Total Assets	$10,131,240	$—	$—	$10,131,240
Liabilities:
Derivative financial instruments—warrants	$—	$—	$4,127	$4,127
Total Liabilities	$—	$—	$4,127	$4,127

	Fair Value Measurements at December 31, 2018
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$11,392,093	$—	$—	$11,392,093
Total Assets	$11,392,093	$—	$—	$11,392,093
Liabilities:
Derivative financial instruments—warrants	$—	$—	$32,315	$32,315
Total Liabilities	$—	$—	$32,315	$32,315

(1)Included as a component of cash and cash equivalents on the accompanying balance sheet.

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

9. Debt

Equipment Line of Credit

In November 2015, the Company entered into a Loan and Security Agreement with Silicon Valley Bank that provided for cash borrowings for equipment (“Equipment Advances”) of up to $2.0 million, secured by the equipment financed. The Company repaid the outstanding Equipment Line of Credit in Full during 2018. Under the terms of the agreement, interest is equal to 1.25% above the Prime Rate. Interest only payments are due on borrowings through November 30, 2016, with both interest and principal payments commencing in December 2016. All unpaid principal and interest on each Equipment Advance will be due on November 1, 2019. The Company has an obligation to make a final payment equal to 7% of total amounts borrowed at the loan maturity date. The Company is also subject to certain affirmative and negative covenants under the Equipment Line of Credit.

On June 20, 2017, the Company received a Notice of Event of Default (“Default Letter”) from SVB which stated that Events of Default had occurred and SVB will decide in its sole discretion whether or not to exercise rights and remedies. On April 6, 2018, the Company paid approximately $1.1 million to SVB. This payment repaid the outstanding Equipment Line of Credit loan in full. The Company recorded $25,161 in interest expense related to the Equipment Line of Credit during the year ended December 31, 2018.

10. Income Taxes

At December 31, 2019, Trovagene had federal net operating loss carryforwards (“NOLs”) of approximately $129.0 million, if not used, will begin to expire in 2020, and federal net operating loss carryforwards of approximately $30.3 million, which do not expire. Trovagene also has California NOLs of approximately $70.1 million, if not used, will begin to expire in 2029. Trovagene also has research and development tax credits available for federal and California purposes of approximately $2.4 million and $1.7 million, respectively. The federal research and development tax credits will begin to expire on January 31, 2025. The California research and development tax credits are not set to expire.

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

The provision for income taxes based on losses from continuing operations consists of the following at December 31 (in thousands):

	Years ended December 31,
	2019	2018
Current:
State	$1	$1
Total current provision	1	1
Deferred:
Federal	(2,634)	(1,307)
State	(148)	(2,428)
Total deferred (benefit) expense	(2,782)	(3,735)
Valuation allowance	2,781	3,734
Total income tax provision	$—	$—

Significant components of the Company’s taxes and the rates as of December 31 are shown below (in thousands, except percentages):

	Years ended December 31,
	2019		2018
Tax computed at the federal statutory rate	$(3,447)	21%	$(3,457)	21%
State tax, net of federal tax benefit	(177)	1%	(184)	1%
Permanent Items	353	(2)%	481	(3)%
Stock options true-up	875	(5)%	—	—%
Tax credits	(384)	2%	(574)	3%
Valuation allowance increase (decrease)	2,780	(17)%	3,734	(22)%
Provision for income taxes	$—	—%	$—	—%

Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes as of December 31 are shown below (in thousands):

	Years ended December 31,
	2019	2018
Deferred tax assets:
Tax loss carryforwards	$38,494	$35,019
Research and development credits and other tax credits	3,710	3,595
Stock-based compensation	531	1,301
Other	1,252	1,126
Total deferred tax assets	43,987	41,041
Deferred tax liabilities:
Operating lease right-of-use assets	(154)	—
Other	(12)	—
Total deferred tax liabilities	(166)	—
Net deferred tax assets before valuation allowance	43,821	41,041
Valuation allowance	(43,821)	(41,041)
Net deferred tax asset	$—	$—

Trovagene records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Due to the substantial doubt related to Trovagene’s ability to utilize its deferred tax assets, the Company recorded a valuation allowance against the deferred tax assets.

Trovagene does not have any unrecognized tax benefits. Trovagene’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense, and none have been incurred to date.

11. Commitments and Contingencies

Executive Agreements

Certain executive agreements provide for severance payments in case of terminations without cause or certain change of control scenarios.

Research and Development and Clinical Trial Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which Trovagene refers to as onvansertib. Onvansertib is an oral, investigative drug and a highly-selective adenosine triphosphate competitive inhibitor of the serine/threonine PLK1. The Company plans to develop onvansertib in patients with leukemias/lymphomas and solid tumor cancers. Upon execution of the agreement, the Company paid $2.0 million in license fees which were expensed to research and development costs. The Company was committed to pay $1.0 million for future services provided by Nerviano, such as the cost to manufacture drug product, no later than June 30, 2019, and these services have been ordered in full. Terms of the agreement also provide for the Company to pay royalties based on certain development and sales milestones.

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

12. Employee Benefit Plan

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Service ("IRS") Code covering its employees. The plan allows employees to defer, up to the maximum allowed, a percentage of their income through contributions to the plan as allowed by IRS Code. The Company does not currently make matching contributions.

13. Restructuring Charges

In May 2018, the Company closed its CLIA laboratory operations in order to streamline the Company’s business model. The loss recognized from disposition of CLIA laboratory was reported as restructuring charges, a component of operating loss in the financial statements. During the year ended December 31, 2018, the Company recorded total restructuring charges of approximately $664,000 for CLIA laboratory disposal transactions, of which, approximately $187,000 was related to impairment loss on CLIA laboratory license, approximately $52,000 was related to loss on disposal of property and equipment and other non-capital assets, and approximately $425,000 was related to loss on sublease of office and laboratory space.

14. Related Party Transactions

In November 2018, the Company entered into a Material Transfer Agreement (“MTA”) with Leucadia Life Sciences (“Leucadia”) pursuant to which Leucadia will develop a PCR-based assay for onvansertib for acute myeloid leukemia (“AML”). In December 2019, the MTA was amended and increased to $1,470,000 to account for additional deliverables in development of the PCR-based assay. The Company’s CEO, Dr. Thomas Adams, is a principal stockholder of Leucadia. In connection with the MTA, the Company entered into a consulting agreement with Tommy Adams, VP of Operations of Leucadia, who is the son of Dr. Adams. During the years ended December 31, 2019 and 2018, the Company incurred and recorded approximately $1,005,000 and $183,000, respectively, of research and development expenses for services performed by Leucadia and Tommy Adams.

15. Subsequent Events

Exercise of Warrants

In January 2020 we received net proceeds of approximately $1.5 million from the exercise of 1,005,072 Series H Warrants at $1.56 per share.