Form 10-Q
period 2020-06-30
Cardiff Oncology, Inc.
filed 2020-08-11
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

COMMISSION FILE NUMBER 001-35558

CARDIFF ONCOLOGY, INC.
(Exact Name of registrant as specified in its charter)

Delaware	27-2004382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11055 Flintkote Avenue, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 952-7570
(Registrant’s telephone number, including area code)

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	CRDF	Nasdaq Capital Market

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

As of August 6, 2020, the issuer had 23,227,893 shares of Common Stock issued and outstanding.

CARDIFF ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIFF ONCOLOGY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$27,754,813	$10,195,292
Accounts receivable and unbilled receivable	109,334	203,480
Prepaid expenses and other current assets	954,986	954,957
Total current assets	28,819,133	11,353,729
Property and equipment, net	655,367	877,823
Operating lease right-of-use assets	501,894	697,418
Other assets	152,585	157,576
Total Assets	$30,128,979	$13,086,546

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,155,531	$656,304
Accrued expenses	2,858,161	3,260,061
Note payable	70,730	—
Operating lease liabilities	877,607	865,379
Total current liabilities	4,962,029	4,781,744
Derivative financial instruments—warrants	46,164	4,127
Note payable, net of current portion	234,270	—
Operating lease liabilities, net of current portion	429,776	860,963
Other liabilities	72,701	128,368
Total Liabilities	5,744,940	5,775,202

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; (Note 7)	926	60
Common stock, $0.0001 par value, 150,000,000 shares authorized; 21,325,076 and 8,593,633 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	9,585	8,312
Additional paid-in capital	247,528,273	217,172,528
Service receivables	(2,765,164)	(971,673)
Accumulated deficit	(220,389,581)	(208,897,883)
Total stockholders’ equity	24,384,039	7,311,344
Total liabilities and stockholders’ equity	$30,128,979	$13,086,546

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Royalties	$42,633	$36,852	$110,337	$98,873
Services	—	1,496	—	1,496
Total revenues	42,633	38,348	110,337	100,369
Costs and expenses:
Research and development	2,475,722	2,830,340	5,181,413	5,478,939
Selling, general and administrative	1,669,227	1,427,967	3,155,246	2,803,152
Total operating expenses	4,144,949	4,258,307	8,336,659	8,282,091

Loss from operations	(4,102,316)	(4,219,959)	(8,226,322)	(8,181,722)

Interest income	15,671	69,761	51,494	134,504
Gain (loss) from change in fair value of derivative financial instruments—warrants	(44,144)	23,789	(42,037)	14,028
Other income (expense), net	6,257	1,106	3,771	3,116
Net loss	(4,124,532)	(4,125,303)	(8,213,094)	(8,030,074)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6,060)	(6,060)	(12,120)	(12,120)
Deemed dividend recognized on beneficial conversion features of Series C Convertible Preferred Stock issuance	—	—	—	(268,269)
Deemed dividend recognized on beneficial conversion features of Series D Convertible Preferred Stock issuance	(601,767)	—	(601,767)	—
Deemed dividend recognized on beneficial conversion features of Series E Convertible Preferred Stock issuance	(2,664,717)	—	(2,664,717)	—

Net loss attributable to common stockholders	$(7,397,076)	$(4,131,363)	$(11,491,698)	$(8,310,463)

Net loss per common share — basic and diluted	$(0.51)	$(0.76)	$(0.94)	$(1.75)

Weighted-average shares outstanding — basic and diluted	14,492,159	5,408,124	12,201,232	4,750,993

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2020	60,600	$60	8,593,633	$8,312	$217,172,528	$(971,673)	$(208,897,883)	$7,311,344
Stock-based compensation	—	—	—		177,309	—	—	177,309
Sale of common stock and warrants	—	—	800,000	80	999,921	—	—	1,000,001
Issuance of common stock upon exercise of warrants	—	—	1,610,144	161	1,456,208	—	—	1,456,369
Issuance of common stock upon vesting of restricted stock units	—	—	6,810	1	(1)	—	—	—
Preferred stock dividend	—	—	—	—	—	—	(6,060)	(6,060)
Release of clinical trial funding commitment	—	—	—	—	—	293,017	—	293,017
Net loss	—	—	—	—	—	—	(4,088,562)	(4,088,562)
Balance, March 31, 2020	60,600	$60	11,010,587	$8,554	$219,805,965	$(678,656)	$(212,992,505)	$6,143,418
Stock-based compensation	—	—	—	—	281,776	—	—	281,776
Issuance of common stock, preferred stock and warrants for clinical trial funding commitment	154,670	15	602,833	60	2,292,425	(2,300,000)	—	(7,500)
Deemed dividend recognized on beneficial conversion features of Series D Convertible Preferred Stock issuance	—	—	—	—	601,767	—	(601,767)	—
Deemed dividend recognized on beneficial conversion features of Series E Convertible Preferred Stock issuance	—	—	—	—	2,664,717	—	(2,664,717)	—
Sale of common stock, preferred stock and warrants(1)	865,824	866	4,689,313	469	17,277,093	—	—	17,278,428
Issuance of common stock upon exercise of warrants	—	—	3,473,393	347	4,604,670	—	—	4,605,017
Issuance of common stock upon vesting of restricted stock units	—	—	2,250	—	—	—	—	—
Issuance of common stock upon conversion of Series D Convertible Preferred Stock	(154,670)	(15)	1,546,700	155	(140)	—	—	—
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	—	(6,060)	(6,060)
Release of clinical trial funding commitment	—	—	—	—	—	213,492	—	213,492
Net loss	—	—	—	—	—	—	(4,124,532)	(4,124,532)
Balance, June 30, 2020	926,424	$926	21,325,076	$9,585	$247,528,273	$(2,765,164)	$(220,389,581)	$24,384,039
(1)Net of expenses of $616,143, and fair value of warrants issued as a transaction advisory fee as of the date of issuance of $370,666.

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2019	60,600	$60	3,831,879	$7,742	$202,267,605	$—	$(192,191,215)	$10,084,192
Stock-based compensation	—	—	—	—	200,067	—	—	200,067
Issuance of common stock, preferred stock and warrants for clinical trial funding commitment, net of expenses and discount of $40,000 and $235,640, respectively	200,000	200	183,334	110	1,634,690	(1,675,000)	—	(40,000)
Deemed dividend recognized on beneficial conversion features of Series C Convertible Preferred Stock issuance	—	—	—	—	268,269	—	(268,269)	—
Issuance of common stock upon exercise of warrants	—	—	497,313	50	3,282,216	—	—	3,282,266
Issuance of common stock upon vesting of restricted stock units	—	—	6,362	4	(4)	—	—	—
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	—	(6,060)	(6,060)
Issuance of common stock for share rounding as a result of reverse stock split	—	—	6,466	—	—	—	—	—
Release of clinical trial funding commitment	—	—	—	—	—	70,487	—	70,487
Net loss	—	—	—	—	—	—	(3,904,771)	(3,904,771)
Balance, March 31, 2019	260,600	$260	4,525,354	$7,906	$207,652,843	$(1,604,513)	$(196,370,315)	$9,686,181
Stock-based compensation	—	—	—	—	148,834	—	—	148,834
Sale of common stock and warrants, net of expenses	—	—	421,917	42	2,902,698	—	—	2,902,740
Issuance of common stock upon exercise of warrants	—	—	156,353	16	1,548	—	—	1,564
Issuance of common stock upon vesting of restricted stock units	—	—	4,433	—	—	—	—	—
Issuance of common stock upon conversion of Series C Convertible Preferred Stock	(200,000)	(200)	333,333	33	167	—	—	—
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	—	(6,060)	(6,060)
Release of clinical trial funding commitment	—	—	—	—	—	240,279	—	240,279
Net loss	—	—	—	—	—		(4,125,303)	(4,125,303)
Balance, June 30, 2019	60,600	$60	5,441,390	$7,997	$210,706,090	$(1,364,234)	$(200,501,678)	$8,848,235

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(8,213,094)	$(8,030,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	34,169	—
Depreciation	233,909	248,958
Stock-based compensation expense	459,085	348,901
Change in fair value of derivative financial instruments—warrants	42,037	(14,028)
Release of clinical trial funding commitment	506,509	310,766
Changes in operating assets and liabilities:
Other assets	4,991	(32,464)
Accounts receivable and unbilled receivable	94,146	45,474
Prepaid expenses	(29)	163,950
Operating lease right-of-use assets	161,355	147,974
Accounts payable and accrued expenses	(514,239)	387,046
Operating lease liabilities	(418,959)	(379,662)
Other liabilities	(55,667)	—
Net cash used in operating activities	(7,665,787)	(6,803,159)

Investing activities:
Capital expenditures	—	(5,274)
Net cash used in investing activities	—	(5,274)

Financing activities:
Proceeds from sales of common stock, preferred stock and warrants, net of expenses of $92,648 and $97,260, respectively	18,801,924	2,902,740
Costs related to the clinical trial funding commitment	(7,500)	(40,000)
Proceeds from exercise of warrants, net of expenses of $393,285 and $0, respectively	6,125,884	3,283,830
Borrowings under long-term debt	305,000	—
Net cash provided by financing activities	25,225,308	6,146,570
Net change in cash and cash equivalents	17,559,521	(661,863)
Cash and cash equivalents—Beginning of period	10,195,292	11,453,133
Cash and cash equivalents—End of period	$27,754,813	$10,791,270

Supplementary disclosure of cash flow activity:
Cash paid for taxes	$800	$800
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable and accrued expenses	$11,453	$—
Expenses from sales of common stock, preferred stock and warrants included in accounts payable and accrued liabilities	$523,495	$—
Expenses from exercise of warrants included in accounts payable and accrued liabilities	$64,498	$—
Preferred stock dividend payable on Series A Convertible Preferred Stock	$12,120	$12,120
Deemed dividend recognized for beneficial conversion features of Series C Convertible Preferred Stock issuance	$—	$268,269

	Six Months Ended June 30,
	2020	2019
Deemed dividend recognized for beneficial conversion features of Series D Convertible Preferred Stock issuance	$601,767	$—
Deemed dividend recognized for beneficial conversion features of Series E Convertible Preferred Stock issuance	$2,664,717	$—
Common stock, Series C Convertible Preferred Stock and warrants issued in connection with clinical trial funding commitment, net of discount of $235,640	$—	$1,675,000
Common stock, Series D Convertible Preferred Stock and warrants issued in connection with clinical trial funding commitment, net of discount of $488,270	$2,300,000	$—
Common stock issued upon conversion of Series C Convertible Preferred Stock	$—	$33
Common stock issued upon conversion of Series D Convertible Preferred Stock	$155	$—

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

Business Organization and Overview

Cardiff Oncology, Inc. (“Cardiff Oncology” or the “Company”) headquartered in San Diego, California, is a clinical-stage biotechnology company with the singular mission of developing new treatment options for cancer patients in indications with the greatest medical need, including KRAS-mutated metastatic colorectal cancer, Zytiga®-resistant metastatic castration-resistant prostate cancer and relapsed or refractory acute myeloid leukemia. Our goal is to overcome resistance, improve response to treatment and increase overall survival and the integration of predictive clinical biomarkers to assess patient response to treatment.

Basis of Presentation

The accompanying unaudited interim condensed financial statements of Cardiff Oncology have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows for the periods presented. The unaudited condensed balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K filed with the SEC on February 27, 2020.

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of June 30, 2020, the Company had $27.8 million in cash and cash equivalents and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

For the foreseeable future, the Company expects to continue to incur losses and require additional capital to further advance its clinical trial programs and support its other operations. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company’s stockholders may experience additional dilution. The economic effects of COVID-19 could also have an adverse effect on the Company's ability to raise additional capital. See Note 10 to the condensed financial statements for further information.

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2020, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, except as described below.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common shareholders	$(7,397,076)	$(4,131,363)	$(11,491,698)	$(8,310,463)
Net loss used for basic and diluted loss per share	$(7,397,076)	$(4,131,363)	$(11,491,698)	$(8,310,463)

Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	14,492,159	5,408,124	12,201,232	4,750,993

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.51)	$(0.76)	$(0.94)	$(1.75)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	June 30,
	2020	2019
Options to purchase Common Stock	1,924,039	1,033,274
Warrants to purchase Common Stock	12,329,435	4,404,185
Restricted Stock Units	2,241	14,187
Series A Convertible Preferred Stock	877	877
Series E Convertible Preferred Stock	3,548,459	—
	17,805,051	5,452,523

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2020 and December 31, 2019:

	Fair Value Measurements at June 30, 2020
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$27,706,506	$—	$—	$27,706,506
Total Assets	$27,706,506	$—	$—	$27,706,506
Liabilities:
Derivative financial instruments—warrants (2)	$—	$—	$46,164	$46,164
Total Liabilities	$—	$—	$46,164	$46,164

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$10,131,240	$—	$—	$10,131,240
Total Assets	$10,131,240	$—	$—	$10,131,240
Liabilities:
Derivative financial instruments—warrants (2)	$—	$—	$4,127	$4,127
Total Liabilities	$—	$—	$4,127	$4,127

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

4. Property and Equipment

Property and equipment consist of the following:

	As of June 30, 2020	As of December 31, 2019
Furniture and office equipment	$775,030	$775,030
Leasehold improvements	1,962,230	1,962,230
Laboratory equipment	756,310	744,856
	3,493,570	3,482,116
Less—accumulated depreciation and amortization	(2,838,203)	(2,604,293)
Property and equipment, net	$655,367	$877,823

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

Impairment of Right-of-Use Assets

The Company recorded an impairment loss of $34,169 for the three months ended June 30, 2020. The loss related to a vacated portion of the facility that is no longer being subleased. The Company determined that the prolonged loss of sublease income and an adverse commercial real estate market caused by COVID-19 were indicators of impairment. A fair value approach using quoted prices for similar assets was used to determine the impairment loss. The loss was recorded within operating expenses in the condensed statement of operations.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$139,283	$112,115	$246,028	$225,708
Operating sublease income	(72,793)	(99,937)	(145,587)	(199,874)
Net operating lease cost	$66,490	$12,178	$100,441	$25,834

Supplemental balance sheet information related to leases was as follows:

	As of June 30, 2020	As of December 31, 2019
Operating lease ROU assets	$501,894	$697,418

Current operating lease liabilities	$877,607	$865,379
Non-current operating lease liabilities	429,776	860,963
Total operating lease liabilities	$1,307,383	$1,726,342

Weighted-average remaining lease term–operating leases	1.5 years	2.0 years
Weighted-average discount rate–operating leases	6.5%	6.5%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$236,385	$229,574	$469,463	$455,938

Total remaining annual commitments under non-cancelable lease agreements for each of the years ended December 31 are as follows:

Year Ending December 31,	Operating Leases	Sublease Income	Net Operating Leases
2020 (excluding the six months ended June 30, 2020)	$395,916	$(145,587)	$250,329
2021	968,165	(291,173)	676,992
2022	5,868	—	5,868
2023	3,423	—	3,423
Total future minimum lease payments	1,373,372	$(436,760)	$936,612
Less imputed interest	(65,989)
Total	$1,307,383

6. Derivative Financial Instruments — Warrants

Based upon the Company’s analysis of the criteria contained in ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”) or ASC Topic 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”), Cardiff Oncology determined that certain warrants issued in connection with the execution of certain equity financings must be recorded as derivative liabilities. In accordance with ASC 815-40 and ASC 480-10, the warrants are also being re-measured at each balance sheet date based on estimated fair value, and any resultant change in fair value is being recorded in the Company’s condensed statements of operations. The Company estimates the fair value of these warrants using the Black-Scholes option pricing model.

The range of assumptions and weighted averages used to determine the fair value of the warrants valued using the Black-Scholes option pricing model during the periods indicated were:

	Six Months Ended June 30,
	2020	2019
Range:
Estimated fair value of Cardiff Oncology common stock	$1.01 - $5.01	$2.50 - $3.75
Expected warrant term	2.6 - 3.1 years	3.6 - 4.1 years
Risk-free interest rate	0.17 - 1.62%	1.72 - 2.49%
Expected volatility of Cardiff Oncology common stock	111 - 118%	102 - 106%
Dividend yield	0%	0%

	As of June 30, 2020
Weighted Average(1)(2):
Fair value of Cardiff Oncology common stock	$5.01
Expected warrant term	2.6 years
Risk-free interest rate	0.17%
Expected volatility of Cardiff Oncology common stock	118%
Dividend yield	0%
(1) Weighted average is only disclosed for periods after January 1, 2020 under the adoption of ASU 2018-13.
(2) The weighted average was calculated using the relative fair value method.

Expected volatility is based on historical volatility of Cardiff Oncology’s common stock. The warrants have a transferability provision and based on guidance provided in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB No. 107”), for instruments issued with such a provision, Cardiff Oncology used the remaining contractual term as the expected term of the warrants. The risk-free rate is based on the U.S. Treasury security rates consistent with the expected remaining term of the warrants at each balance sheet date.

The following table sets forth the components of changes in the Company’s derivative financial instruments—warrants liability balance, valued using the Black-Scholes option pricing method, for the periods indicated.

Date	Description	Number of Warrants	Derivative Instrument Liability
December 31, 2019	Balance of derivative financial instruments—warrants liability	64,496	$4,127
	Change in fair value of derivative financial instruments—warrants during the period recognized as a loss in the condensed statements of operations	—	42,037
June 30, 2020	Balance of derivative financial instruments—warrants liability	64,496	$46,164

7. Stockholders’ Equity

Stock Options

Stock-based compensation expense related to Cardiff Oncology equity awards have been recognized in operating results as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Included in research and development expense	$70,085	$86,058	$146,953	$196,138
Included in selling, general and administrative expense	211,691	62,776	312,132	152,763
Total stock-based compensation expense	$281,776	$148,834	$459,085	$348,901

The unrecognized compensation cost related to non-vested stock options outstanding at June 30, 2020 and 2019, net of estimated forfeitures, was $2,732,126 and $1,735,973, respectively, which is expected to be recognized over a weighted-average remaining vesting period of 2.4 and 2.5 years, respectively. The weighted-average remaining contractual term of outstanding options as of June 30, 2020 was approximately 9.4 years. The total fair value of stock options vested during the six months ended June 30, 2020 and 2019 were $764,724 and $279,760, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated:

	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	0.44%	1.8%
Dividend yield	0%	0%
Expected volatility of Cardiff Oncology common stock	105%	95%
Expected term	5.9 years	5.9 years

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2019	1,015,418	$12.77	$—
Granted	969,965	$2.53
Canceled / Forfeited	(46,069)	$12.58
Expired	(15,275)	$8.98
Balance outstanding, June 30, 2020	1,924,039	$7.64	$4,675,733
Exercisable at June 30, 2020	441,316	$24.82	$973,456

On June 6, 2019, the number of authorized shares in the Cardiff Oncology 2014 Equity Incentive Plan (“2014 EIP”) was increased from 243,056 to 1,243,056. On April 16, 2020 the 2014 EIP was amended to increase the number of shares of common stock reserved for issuance thereunder to 2,243,056 from 1,243,056. As of June 30, 2020, there were 258,497 shares available for issuance under the 2014 EIP.

Restricted Stock Units

A summary of the RSU activity is presented below:

	Total Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Intrinsic Value
Non-vested RSUs outstanding, December 31, 2019	11,301	$15.38	$14,013
Vested	(9,060)	$10.89	$13,763
Non-vested RSUs outstanding, June 30, 2020	2,241	$33.49	$11,227

The total fair value of vested RSUs during the six months ended June 30, 2020 and 2019 were $98,703 and $147,516, respectively.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2019	10,589,482	$4.08	3.7 years
Granted	5,831,451	$1.70
Exercised	(4,091,498)	$1.59
Balance outstanding, June 30, 2020	12,329,435	$3.78	4.5 years

Preferred Stock

A summary of our Company's classes of preferred stock is presented below:

				Shares outstanding
Class	Par value	Shares designated	Liquidation preference	As of June 30, 2020	As of December 31, 2019
Series A Convertible Preferred Stock	$0.001	277,100	$606,000	60,600	60,600
Series B Convertible Preferred Stock	$0.001	8,860	None	—	—
Series C Convertible Preferred Stock	$0.001	200,000	None	—	—
Series D Convertible Preferred Stock	$0.0001	154,670	None	—	—
Series E Convertible Preferred Stock	$0.001	865,824	None	865,824	—

Series C Convertible Preferred Stock and Service Receivable

On January 25, 2019, the Company entered into a Master Services Agreement and a Stock and Warrant Subscription Agreement with PoC Capital, LLC (“PoC”), whereby PoC agreed to finance $1.675 million for the development costs associated with Phase 1b/2 study of onvansertib in combination with FOLFIRI and Avastin® in patients with metastatic Colorectal Cancer (“mCRC”) harboring KRAS mutation in exchange for (i)183,334 shares of common stock, (ii) warrants to purchase an aggregate of 150,000 shares of common stock, with an exercise price of $3.762 per share, expiring on January 25, 2024, and (iii) 200,000 shares of Series C Convertible Preferred Stock, each share of which was convertible into 1.67 shares of common stock. In April of 2019, all 200,000 shares of Series C Convertible Preferred Stock were converted into 333,333 shares of the Company's common stock. As of June 30, 2020, there were no shares of Series C Convertible Preferred Stock outstanding.

The Company evaluated the awards issued under this transaction and determined they should be classified as equity. These equity awards were fully vested and non-forfeitable. Since the equity awards were for clinical trial services yet to be provided, the Company recognized $1.675 million service receivables as contra equity. The Company releases the service receivables as clinical trial services are performed. The conversion feature of the Series C Convertible Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series C Convertible Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from inception, the Company immediately recorded a non-cash deemed dividend of $0.3 million related to the beneficial conversion feature arising from the issuance of Series C Convertible Preferred Stock. This non-cash deemed dividend increased the Company’s net loss attributable to common stockholders and net loss per share.

Series D Convertible Preferred Stock and Service Receivable

On May 8, 2020, the Company entered into a Stock and Warrant Subscription Agreement with PoC, whereby PoC agreed to finance an additional $2.3 million for a clinical trial in exchange for (i) 602,833 shares of its common stock (the “Common Stock”), (ii) 154,670 shares of its Series D Preferred Stock (as defined below) and (iii) a warrant (the “Warrant”) exercisable for 859,813 shares of its Common Stock. In exchange for PoC funding clinical development of onvansertib, the Company’s first-in-class, 3rd generation oral and highly selective PLK1 inhibitor in a Phase 1b/2 clinical trial in patients with metastatic colorectal cancer pursuant to a Master Services Agreement dated as of January 25, 2019 by and among the Company, Integrium, LLC and PoC, as amended. The Series N Warrants will be exercisable six months following the date of issuance at an exercise price of $1.50 per share and will expire on November 7, 2025. In June of 2020, all 154,670 Series D Preferred Stock were converted to 1,546,700 shares of Common Stock. As of June 30, 2020, there were no shares of Series D Convertible Preferred Stock outstanding.

The Company evaluated the awards issued under this transaction and determined they should be classified as equity. These equity awards were fully vested and non-forfeitable. Since the equity awards were for clinical trial services yet to be provided, the Company recognized $2.3 million service receivables as contra equity. The Company releases the service receivables as clinical trial services are performed. The conversion feature of the Series D Convertible Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series D Convertible Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from inception, the Company immediately recorded a non-cash deemed dividend of $0.6 million related to the beneficial conversion feature arising from the issuance of Series D Convertible Preferred Stock. This non-cash deemed dividend increased the Company’s net loss attributable to common stockholders and net loss per share.

Series E Convertible Preferred Stock and Service Receivable

On June 15, 2020 the Company entered into a Securities Purchase Agreement with Acorn Bioventures LP ("Acorn"), CDK Associates, L.L.C. (“CDK”) and Third Street Holdings LLC (“Third Street”), pursuant to which the Company agreed to offer, issue and sell to Acorn, CDK and Third Street, (i) in a registered direct offering, an aggregate of 1,984,328 shares of common stock and (ii) in a concurrent private placement, (a) an aggregate of 865,824 shares of Series E Preferred Stock (“Series E Preferred Stock”) and (b) Series N warrants to purchase up to 2,213,115 shares of Common Stock. The Series E Preferred Stock is convertible at any time determined by dividing the $10 stated value per share of the Series E Preferred Stock by a conversion price of $2.44 per share, subject to adjustment in accordance with the Certificate of Designation. The Series N Warrants will be exercisable six months following the date of issuance at an exercise price of $2.39 per share and will expire on December 16, 2025. As of June 30, 2020, there were 865,824 shares of Series E Convertible Preferred Stock outstanding.

The conversion feature of the Series E Convertible Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series E Convertible Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from inception, the Company immediately recorded a non-cash deemed dividend of $2.7 million related to the beneficial conversion feature arising from the issuance of Series E Convertible Preferred Stock. This non-cash deemed dividend increased the Company’s net loss attributable to common stockholders and net loss per share.

In conjunction with the June 15, 2020 offering, we issued 184,426 warrants as an advisory fee. These warrants are exercisable six months following the date of issuance at an exercise price of $3.05 per share and will expire 5.5 years following the date of issuance. These warrants are classified as equity and its estimated fair value of $370,666 was recognized as additional paid in capital on the issuance date. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

Securities Purchase Agreements with Lincoln Park Capital Fund, LLC

On March 30, 2020, the Company entered into a Securities Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company agreed to offer, issue and sell to LPC, (i) in a registered direct offering, an aggregate of (a) 800,000 shares of common stock and (b) Series I warrants to purchase up to 131,967 shares (the “Series I Warrant Shares”) of common stock. In a concurrent private placement, the Company also sold to LPC Series J warrants (the “Series J Warrants”) to purchase one share of common stock for each Share and for each Series I Warrant purchased for cash in the registered direct offering. The Series J Warrants are exercisable six months following the date of issuance at an exercise price of $0.948 per share and will expire 5.5 years following the date of issuance. The gross proceeds from this purchase were $1.0 million.

On April 9, 2020, the Company entered into a Securities Purchase Agreement with LPC, pursuant to which the Company agreed to offer, issue and sell to LPC, (i) in a registered direct offering, an aggregate of (a) 904,970 shares of common stock and (b) Series K warrants to purchase up to 255,000 shares (the “Series K Warrant Shares”) of common stock. In a concurrent private placement, the Company also sold to LPC Series L warrants (the “Series L Warrants”) to purchase one share of Common Stock for each Share and for each Series K Warrant purchased for cash in the registered direct offering. The Series L Warrants are exercisable six months following the date of issuance at an exercise price of $0.81 per share and will expire 5.5 years following the date of issuance. The gross proceeds form this purchase were $1.1 million.

Securities Purchase Agreement With Certain Directors and Executives

On May 11, 2020 and May 14, 2020, the Company entered into Securities Purchase Agreements with certain directors and executives of the Company pursuant to which the Company sold 447,761 shares of common stock at a purchase price of $1.34 per share and 146,854 shares of common stock at a purchase price of $1.43 per share. The gross proceeds from these purchases were $810,000.

Securities Purchase Agreement with Acorn Bioventures LP

On May 26, 2020, the Company entered into a Securities Purchase Agreement with Acorn, pursuant to which the Company agreed to offer, issue and sell to Acorn, (i) in a registered direct offering, an aggregate of 1,205,400 shares of common stock and (ii) in a concurrent private placement, Series M warrants to purchase up to 482,160 shares of common stock. The Series M Warrants are exercisable six months following the date of issuance at an exercise price of $2.024 per share and will expire 5.5 years following the date of issuance. The gross proceeds from this purchase were $2.5 million.

8. Commitments and Contingencies

Executive Agreements

Certain executive agreements provide for severance payments in case of terminations without cause or certain change of control scenarios.

Research and Development and Clinical Trial Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which Cardiff Oncology refers to as onvansertib. Onvansertib is an oral, investigative drug and a highly-selective adenosine triphosphate competitive inhibitor of the serine/threonine PLK1. The Company plans to develop onvansertib in patients with leukemias/lymphomas and solid tumor cancers. Upon execution of the agreement, the Company paid $2.0 million in license fees which were expensed to research and development costs. The Company was committed to order $1.0 million of future services provided by Nerviano, such as the cost to manufacture drug product, no later than June 30, 2019, and these services have been purchased. Terms of the agreement also provide for the Company to pay royalties based on certain development and sales milestones.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of human diagnostics and oncology therapeutics. License fees are generally calculated as a percentage of product revenues, with rates that vary by agreement. For the six months ended June 30, 2020 and 2019, payments have not been material.

Litigation
Cardiff Oncology does not believe that it has legal liabilities that are probable or reasonably possible that require either accrual or disclosure. From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm the Company’s business. As of the date of this report, management believes that there are no claims against the Company, which it believes will result in a material adverse effect on the Company’s business or financial condition.

9. Related Party Transactions

In November 2018, the Company entered into a Material Transfer Agreement (“MTA”) with Leucadia Life Sciences (“Leucadia”) pursuant to which Leucadia will develop a PCR-based assay for onvansertib for Acute Myeloid Leukemia (“AML”). The Company’s Executive Chairman, Dr. Thomas Adams, is a principal stockholder of Leucadia. In connection with the MTA, the Company entered into a consulting agreement with Tommy Adams, Co-Founder & Chief Operating Officer of Leucadia, who is the son of Dr. Adams. During the three months ended June 30, 2020 and 2019 the Company incurred and recorded research and development expenses of approximately $253,000 and $258,000, respectively, during the six months ended June 30, 2020 and 2019 the Company incurred and recorded approximately $529,000 and $503,000, respectively, for services performed by Leucadia and Tommy Adams.

10. COVID-19

        The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on the Company's operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on the Company's clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact the Company's financial condition or results of operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its drugs and raise additional capital.

In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company is utilizing the deferment of employer social security payments. The CARES Act did not have a material impact on our income tax provision for the three or six months ended June 30, 2020. We continue to monitor changes and revisions of the CARES Act and its impact on our financial position, results of operations and cash flows.

        Small Business Administration Payroll Protection Program Loan

        On April 15, 2020, the Company was granted a loan (the “Loan”) from JPMorgan Chase Bank, N.A. in the aggregate amount of $305,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act.
The Loan, which was in the form of a Note dated April 15, 2020 issued by us, matures on April 15, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing on April 15, 2021. The Note may be prepaid by us at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, rent, and utilities. We intend to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The certification made by the Company did not contain any objective criteria and is subject to interpretation. If, despite the good-faith belief that given the Company’s circumstances all eligibility requirements for the PPP were satisfied, it is later determined that the Company had violated any applicable laws or regulations or it is otherwise determined the Company was ineligible to receive the PPP, it may be required to repay the PPP in its entirety and/or be subject to additional penalties.

11. Subsequent Events

Exercise of Series G Warrants

        In July 2020 we received net proceeds of approximately $2.3 million from the exercise of 1,600,000 Series G Warrants at $1.56 per share.

Exercise of Series F Warrants

In August 2020 we received net proceeds of approximately $0.6 million from the exercise of 300,000 Series F Warrants at $1.936 per share.

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

Overview

We are a clinical-stage, oncology therapeutics company, developing drugs that target mitosis (cell division) to treat various types of cancer, including colorectal, prostate and leukemia. Our goal is to overcome resistance, extend duration of response and increase overall survival. Our clinical development programs incorporate tumor genomics and biomarker technology to enable assessment and develop predictors of patient response to treatment.

We licensed onvansertib, a first-in-class, third-generation, oral and highly-selective Polo-like Kinase 1 (PLK1) inhibitor, from Nerviano Medical Sciences (NMS) in March, 2017, pursuant to a license agreement with NMS dated March 13, 2017. This exclusive, world-wide license agreement includes 3 issued patents for onvansertib which cover composition of matter, salt forms of onvansertib and combination of onvansertib with other drugs.

Onvansertib is highly potent against the PLK1 enzyme (concentration for 50% inhibition [IC50] = 2nM), whereas low or no activity was observed on a panel of 63 kinases (IC50>500 nM), including the PLK members PLK2 and PLK3 (IC50>10 μM). Onvansertib was developed to have ideal pharmacokinetics, including oral bioavailability and administration and a drug half-life of approximately 24 hours, allowing for flexible dosing and scheduling, and is well tolerated and safe with only mild to moderate side effects reported to-date. A Phase 1 safety study of onvansertib was successfully completed in patients with advanced metastatic solid tumors and published in 2017 in Investigational New Drugs.

PLK1, a serine/threonine kinase, is a master regulator of mitotic progression with various roles and localizations during the different mitotic phases. Upon PLK1 depletion in cancer cells by RNA interference (RNAi), inhibition of proliferation and decreased viability, resulting from cell cycle arrest with 4N DNA content followed by apoptosis, are observed. PLK1 depletion also results in an increase in the number of cells containing abnormal spindle formation and misaligned chromosomes. Expression of PLK1 is seen in all proliferating normal tissues, and PLK1 is overexpressed in a number of tumors (including breast, prostate, ovary, lung, gastric, and colon cancers), as well as in hematologic cancers.

Onvansertib has been tested for antiproliferative activity on a panel of 148 tumor cell lines and appeared highly active with an IC50 (a measure concentration for 50% target inhibition) below 100 nM in 75 cell lines and IC50 values below 1 uM in 133 out of 148 cell lines. Onvansertib also appears active in cells expressing multi-drug resistant (“MDR”) transporter proteins and we believe its apparent ability to overcome the MDR transporter resistance mechanism in cancer cells could prove useful in broader drug combination applications. Additionally, onvansertib has been tested in in-vivo xenograft and transgenic models of different cancer types with the demonstration of tumor growth inhibition or tumor regression.

In in-vitro and in-vivo preclinical studies, synergy (interaction of discrete drugs such that the total effect is greater than the sum of the individual effects) has been demonstrated with onvansertib when used in combination with numerous different chemotherapies, including irinotecan, cisplatin, cytarabine, doxorubicin, gemcitabine and paclitaxel, as well as targeted therapeutics, such as abiraterone acetate (Zytiga®), histone deacetylase (“HDAC”) inhibitors, such as belinostat (Beleodaq®), quizartinib (AC220), a development stage FLT3 inhibitor, and bortezomib (Velcade®). These therapies are used clinically for the treatment of solid tumor cancers, leukemias and lymphomas including mCRC, mCRPC, pancreatic cancer, triple negative breast cancer (“TNBC”), AML and other hematological malignancies.

We believe the high-selectivity of onvansertib to PLK1, its 24-hour half-life and oral bioavailability, as well as its demonstrated safety and tolerability, with expected on-target, easy to manage and reversible side effects, may prove beneficial in addressing clinical therapeutic needs across a variety of cancers.

Clinical Program Updates

We currently have three active clinical trials:
•TROV-054 is a Phase 1b/2 open-label clinical trial of onvansertib in combination with FOLFIRI and Avastin® in patients with KRAS-mutated metastatic colorectal cancer (mCRC), which is being conducted at USC Norris Comprehensive Cancer Center and The Mayo Clinic;
•TROV-053 is a Phase 2 open-label clinical trial of onvansertib in combination with abiraterone acetate (Zytiga®) and prednisone in patients with metastatic castration-resistant prostate cancer (mCRPC), which is being conducted at Beth Israel Deaconess Medical Center ("BIDMC"), Dana-Farber Cancer Institute ("DFCI"), and Massachusetts General Hospital ("MGH");
•and TROV-052 is a Phase 2 open-label clinical trial of onvansertib in combination with standard-of-care chemotherapy, decitabine, in patients with acute myeloid leukemia (AML), which is being conducted at nine sites across the U.S. The Phase 1b portion of the AML trial was completed in the fourth quarter of 2019.

KRAS-mutated mCRC

TROV-054 is a Phase 1b/2 Study of onvansertib for the second-line treatment of patients with KRAS-mutated metastatic colorectal cancer in combination with standard-of-care FOLFIRI and bevacizumab (Avastin®).

The primary objective of this study is to evaluate the dose-limiting toxicities (DLTs) and maximum tolerated dose (MTD) or recommended Phase 2 dose (RP2D) of onvansertib in combination with FOLFIRI and bevacizumab (Phase 1b) and to continue to assess the safety and preliminary efficacy of onvansertib in combination with FOLFIRI and bevacizumab (Phase 2).
The rationale for this clinical trial is based on three key principles including synthetic lethality, synergy and proof-of-concept clinical benefit. Synthetic lethality arises when a combination of deficiencies in the expression of two or more genes leads to cell death, whereas a deficiency in only one of these genes does not. The deficiencies can arise through mutations, epigenetic alterations or inhibitors of one of the genes. In reference to onvansertib, CRC tumor cells harboring KRAS mutations are more vulnerable to cell death with PLK1 inhibition and KRAS-mutated cells are more sensitive to onvansertib than KRAS wild-type isogenic cells. Synergy occurs when the combination of two drugs results in activity greater than that of each individual drug. Onvansertib in combination with irinotecan (the “IRI” in FOLFIRI) demonstrate synergy in colorectal cancer cell lines and the combination has demonstrated significantly greater tumor growth inhibition than either drug alone. Proof-of-concept clinical response has been demonstrated in a previously completed Phase 1 trial in solid tumors in which 3 of 5 patients showing stable disease had a KRAS mutation; 2 in colorectal cancer and 1 in pancreatic cancer.

Data presented on May 29, 2020, at the American Society for Clinical Oncology (ASCO) conference, demonstrated the safety and efficacy on onvansertib has been demonstrated. Of the 11 patients evaluable for efficacy, 91% (10 of 11) achieved clinical benefit; 5 patients (45%) having a partial response (PR) and 5 (45%) having stable disease (SD). The response to treatment appears to be durable, with progression-free survival to-date of >6 months with patients remaining on treatment. Additionally, on May 26, 2020, the FDA granted Fast Track Designation to onvansertib for the second-line treatment of patients with KRAS-mutated mCRC and in June, 2020, we initiated an Expanded Access Program to afford more patients access to onvansertib, beyond the ongoing clinical trial.

Key News Releases

On June 9, 2020, we announced the initiation of our Expanded Access Program (EAP) for onvansertib, in combination with standard-of-care FOLFIRI and bevacizumab, for second-line treatment of patients with KRAS-mutated metastatic colorectal cancer (mCRC). This announcement followed the FDA granting Fast Track Designation for onvansertib in KRAS-mutated mCRC.

On May 29, 2020, we announced positive efficacy and favorable safety data from our ongoing Phase 1b/2 clinical trial in KRAS-mutated mCRC in a virtual oral poster presentation at the American Society of Clinical Oncology (ASCO) conference. The data continues to demonstrate that the primary efficacy endpoint of overall objective response (ORR), as measured by tumor regression, is ten-fold greater than current standard-of-care of 4%. As of the date of the ASCO presentation, 89% of evaluable patients in the trial have achieved a clinical response and the response appears durable with patients having progression-free survival (PFS) of at least 6 months. Onvansertib has also shown its effectiveness in targeting the most prevalent KRAS mutation subtypes associated with colorectal cancer, which until recently have been considered to be undruggable.

On May 28, 2020, we announced that the U.S. Food and Drug Administration (FDA) granted Fast Track Designation to onvansertib, for the second-line treatment of patients with KRAS-mutated metastatic colorectal cancer (mCRC). Being granted Fast Track designation for onvansertib in KRAS-mutated metastatic colorectal cancer underscores the urgent need for new treatment options for these patients and makes onvansertib eligible for accelerated approval and priority review.

On May 13, 2020, we announced an agreement with PoC Capital, LLC, to fund the completion of our ongoing Phase 1b/2 clinical trial in patients with KRAS-mutated metastatic Colorectal Cancer (mCRC). Our agreement with PoC Capital follows the Company's announcement of positive safety and efficacy data from our Phase 1b trial, presented at the American Association for Cancer Research (AACR) conference.

On April 28, 2020, we announced new positive results from our ongoing Phase 1b/2 clinical trial of onvansertib in combination with FOLFIRI and Avastin® (bevacizumab) for second-line treatment of patients with KRAS-mutated metastatic colorectal cancer (mCRC). The data were featured in a virtual oral presentation, delivered by Dr. Afsaneh Barzi, at the American Association for Cancer Research (AACR) conference on Monday, April 27th, 2020. At the time of this presentation the Phase 1b/2 trial had enrolled 12 patients, with 88% response in 7 of 8 evaluable patients; 3 patients with a partial response (PR); 4 patients with stable disease (SD). Data showed median progression-free survival (PFS) of at least 6.5 months with 6 patients continuing on treatment; one patient went on to have successful curative surgery. The biomarker used in this trial is changes in KRAS mutation blood levels; decreases to non-detectable levels in cycle one of treatment is predictive of future tumor regression and response.

mCRPC

TROV-053 is a Phase 2 Study of onvansertib in combination with Zytiga (abiraterone) and prednisone for the treatment of patients with metastatic castration-resistant prostate cancer.

The primary objective of this study is to observe the effects of onvansertib in combination with abiraterone and prednisone on disease control as assessed by prostate specific antigen (PSA) decline or stabilization after 12 weeks of study treatment in patients with mCRPC showing early signs of resistance to abiraterone.

The rationale for this trial is based on the mechanism of action (MOA) of onvansertib and Zytiga and the synergy of these two drugs when used in combination. Onvansertib inhibits tumor cell division (mitosis) by inducing G2/M arrest of tumor cells and the combination of onvansertib and Zytiga significantly increases mitotic arrest and is synergistic when used in combination. Additionally, PLK1 inhibition appears to enhance the efficacy of androgen signaling blockade in castration-resistant prostate cancer.

Data presented on February 13, 2020, at the American Society for Clinical Oncology Genitourinary Cancers (ASCO GU) conference, demonstrated the safety and efficacy of onvansertib have been demonstrated in patients. Overall, 63% (12 of

19) of evaluable patients achieved partial response (PR) or stable disease (SD) following 12 weeks of treatment with onvansertib and Zytiga. Response to treatment is evaluated based on prostate specific antigen (PSA) values (primary endpoint) and radiographic scans. Additionally, onvansertib-induced circulating tumor cell (CTC) decrease has been shown to be associated with progression-free survival.

AML

TROV-052 is a Phase 2 Study of onvansertib in combination with standard-of-care chemotherapy for the treatment of patients with relapsed or refractory acute myeloid leukemia (AML). The Phase 1b portion of this trial was completed in the fourth quarter of 2019.

The objective of this trial is to evaluate the DLTs and MTD or RP2D of onvansertib (Phase 1b – completed in October 2019). In Phase 2, the objective is to assess the safety, tolerability and preliminary efficacy of the combination of onvansertib at the RP2D and decitabine in patients with relapsed or refractory AML. Additionally, as a correlative objective, this trial is evaluating potential pharmacodynamic (PD) and diagnostic biomarkers of onvansertib in patients with AML. We were granted Orphan Drug Designation (ODD) for onvansertib for the treatment of AML from the FDA and the European Commission.

The rationale for this trial is based on the need for new and better therapeutic options for patients in the relapsed or refractory AML setting. Current treatment options are often limited by the patient’s age and health status. Combination treatment with onvansertib and standard-of-care chemotherapy may provide a new safe and effective therapeutic option.

Data presented on June 12, 2020 at the European Hematology Association (EHA) conference, demonstrated the safety and efficacy of onvansertib has been demonstrated in patients. In the completed Phase 1b portion of this trial, the recommended Phase 2 dose (RP2D) was established at onvansertib 60 mg/m2. Onvansertib adverse events were primarily on-target hematological events, in accordance with the mechanism of action, and were reversible and manageable. Anti-leukemic activity was observed at a wide range of onvansertib dose levels (27 to 90 mg/m2) and the complete response rate achieved in patients was 24% through all dose levels, and 31% at the 4 higher dose levels (27 to 90 mg/m2). Decreases in mutant ctDNA after 1 cycle of treatment were highly predictive of clinical response and target engagement (biomarker positivity) in circulating blast cells was associated with a greater decrease in bone marrow blast cells. Phase 2 is enrolling patients and is ongoing.

Key News Release

On June 15, 2020, we announced the presentation of final results of our Phase 1b study, and preliminary positive data from our Phase 2 study. The data was presented as a virtual poster presentation at the European Hematology Association (EHA) annual conference and highlighted the efficacy, durability of response, favorable safety and tolerability, as well as correlative biomarker data. Anti-leukemic activity was observed at a wide range of onvansertib doses (27 to 90 mg/m2), indicating a large therapeutic window.

Financial and Company Updates

Financial

On June 16, 2020, we announced we entered into a securities purchase agreement, jointly led by biotech-focused institutional investors, Acorn Bioventures, LP, and CAM Capital, for aggregate gross proceeds of $13.5 million.

On May 27, 2020, we announced we entered into a definitive securities purchase agreement with biotech-focused institutional investor, Acorn Bioventures, LP, for gross proceeds of $2.5 million.

On May 19, 2020, we announced we entered into a securities purchase agreement with our Board of Directors and Executives for aggregate gross proceeds of $810,000.

Company

On May 8, 2020 we changed our company name from Trovagene, Inc. to Cardiff Oncology, Inc., and our Nasdaq ticker symbol to ‘CRDF.’ The web address for the Cardiff Oncology website is www.cardiffoncology.com.

On May 8, 2020 Mark Erlander, PhD, assumed the role of Chief Executive Officer and Thomas Adams, PhD, transitioned from Chief Executive Officer and Chairman to Executive Chairman.

On April 22, 2020, we announced the election of three new independent Directors to our Board of Directors; Dr. James Armitage, Dr. Gary Pace and Ms. Lâle White. Each new Director brings extensive and relevant experience to our company.

Our accumulated deficit through June 30, 2020 is $220,389,581. To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2020.

Critical Accounting Policies

Our accounting policies are described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of our Annual Report on Form 10-K as of and for the year ended December 31, 2019, filed with the SEC on February 27, 2020. There have been no changes to our critical accounting policies since December 31, 2019.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 and 2019

Revenues

Our total revenues consisted of the following:

	Three Months Ended June 30,
	2020	2019	Increase (Decrease)
Royalties	$42,633	$36,852	$5,781
Services and other	—	1,496	(1,496)
Total revenues	$42,633	$38,348	$4,285

The increase in royalty income for the three months ended June 30, 2020 as compared to the prior period is primarily from fluctuations of our sales-based or usage-based royalties on our intellectual property licenses. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended June 30,
	2020	2019	Increase (Decrease)
Salaries and staff costs	$425,153	$380,050	$45,103
Stock-based compensation	70,085	86,058	(15,973)
Clinical trials, outside services, and lab supplies	1,808,643	2,134,974	(326,331)
Facilities and other	171,841	229,258	(57,417)
Total research and development	$2,475,722	$2,830,340	$(354,618)

Research and development expenses decreased by $354,618 to $2,475,722 for the three months ended June 30, 2020 from $2,830,340 for the same period in 2019. The overall decrease in research and development expenses was primarily due to costs associated with clinical programs and outside service costs for three ongoing clinical trials related to the development of our lead drug candidate, onvansertib. Facilities and other decreased primarily due to decreased travel and conference expenses to present data related to our lead drug candidate, onvansertib.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended June 30,
	2020	2019	Increase (Decrease)
Salaries and staff costs	$551,581	$458,361	$93,220
Stock-based compensation	211,691	62,776	148,915
Outside services and professional fees	484,615	576,214	(91,599)
Facilities and other	421,340	330,616	90,724
Total selling, general and administrative	$1,669,227	$1,427,967	$241,260

Selling, general and administrative expenses increased by $241,260 to $1,669,227 for the three months ended June 30, 2020 from $1,427,967 for the same period in 2019. The significant components of the increase were primarily due to the increase in stock-based compensation, salaries and staff costs, facilities and other costs, partially offset by a reduction in outside services. The increase in Stock-based compensation is primarily due to stock options granted in June 2019. The increase in salaries and staff costs is primarily due to annual increases in salary and promotions. The increase in facilities and other cost was due to an increase in insurance costs for the three months ended June 30, 2020 as compared to the same period of 2019.

Interest Income
Interest income was $15,671 for the three months ended June 30, 2020 as compared to $69,761 for the same period of 2019. The decrease of interest income is primarily due to lower interest rates for three months ended June 30, 2020 as compared to the same period of 2019.

Change in Fair Value of Derivative Financial Instruments — Warrants

We have issued warrants that are accounted for as derivative liabilities. As of June 30, 2020, the derivative financial instruments—warrants liabilities were revalued to $46,164, resulting in an increase in value of $44,144 from March 31, 2020, based primarily upon the fluctuation in our stock price as well as the changes in the expected term, volatility, and risk-free interest rates for the expected term. The increase in value upon remeasurement at June 30, 2020 was recorded as a loss from the change in fair value of derivative financial instruments—warrants in the condensed statement of operations.

Net Loss

Net loss and per share amounts were as follows:

	Three Months Ended June 30,
	2020	2019	Increase (Decrease)
Net loss attributable to common shareholders	$(7,397,076)	$(4,131,363)	$3,265,713
Net loss per common share — basic and diluted	$(0.51)	$(0.76)	$(0.25)

Weighted average shares outstanding — basic and diluted	14,492,159	5,408,124	9,084,035

The $3,265,713 increase in net loss attributable to common shareholders was primarily the result of an increase of $3.3 million attributable to the deemed dividends recognized on beneficial conversion features of convertible preferred stock issuances occurring during the three months ended June 30, 2020, compared to the same period in the prior year. The $0.25 decrease in basic net loss per share was impacted by the increase in basic weighted average shares outstanding resulting primarily from the issuance of approximately 15.9 million shares of common stock and common stock equivalents from July 1, 2019 through June 30, 2020.

Six Months Ended June 30, 2020 and 2019

Revenues

Our total revenues consisted of the following:

	Six Months Ended June 30,
	2020	2019	Increase (Decrease)
Royalties	$110,337	$98,873	$11,464
Services and other	—	1,496	(1,496)
Total revenues	$110,337	$100,369	$9,968

The increase in revenues for the six months ended June 30, 2020 as compared to the prior period is primarily from fluctuations of our sales-based or usage-based royalties on our intellectual property licenses. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Six Months Ended June 30,
	2020	2019	Increase (Decrease)
Salaries and staff costs	$849,126	$783,939	$65,187
Stock-based compensation	146,953	196,138	(49,185)
Clinical trials, outside services, and lab supplies	3,782,184	4,062,903	(280,719)
Facilities and other	403,150	435,959	(32,809)
Total research and development	$5,181,413	$5,478,939	$(297,526)

Research and development expenses decreased by $297,526 to $5,181,413 for the six months ended June 30, 2020 from $5,478,939 for the same period in 2019. The overall decrease in research and development expenses was primarily due to costs associated with clinical programs and outside service costs for three ongoing clinical trials related to the development of our lead drug candidate, onvansertib. Facilities and other decreased primarily due to decreased travel and conference expenses to present data related to our lead drug candidate, onvansertib.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Six Months Ended June 30,
	2020	2019	Increase (Decrease)
Salaries and staff costs	$1,045,138	$981,158	$63,980
Stock-based compensation	312,132	152,763	159,369
Outside services and professional fees	979,603	1,034,045	(54,442)
Facilities and other	818,373	635,186	183,187
Total selling, general and administrative	$3,155,246	$2,803,152	$352,094

Selling, general and administrative expenses increased by $352,094 to $3,155,246 for the six months ended June 30, 2020 from $2,803,152 for the same period in 2019. The significant components of the increase were primarily due to the increase in stock-based compensation, salaries and staff costs, facilities and other costs, partially offset by a reduction in outside services. The increase in stock-based compensation is primarily due to stock options granted in June 2019. The increase in salaries and staff costs is primarily due to annual salary increases and promotions. The increase in facilities and other cost was due to an increase in insurance costs for the six months ended June 30, 2020 as compared to the same period of 2019.

Interest Income and Expense
Interest income was $51,494 for the six months ended June 30, 2020 as compared to $134,504 for the same period of 2019. The decrease of interest income is primarily due to lower interest rates for six months ended June 30, 2020 as compared to the same period of 2019.

Change in Fair Value of Derivative Financial Instruments — Warrants

We have issued warrants that are accounted for as derivative liabilities. As of June 30, 2020, the derivative financial instruments—warrants liabilities were revalued to $46,164, resulting in an increase in value of $42,037 from December 31, 2019, based primarily upon the fluctuation in our stock price as well as the changes in the expected term, volatility, and risk-free interest rates for the expected term. The increase in value upon remeasurement at June 30, 2020 was recorded as a loss from the change in fair value of derivative financial instruments—warrants in the condensed statement of operations.

Net Loss

Net loss and per share amounts were as follows:

	Six Months Ended June 30,
	2020	2019	Increase (Decrease)
Net loss attributable to common shareholders	$(11,491,698)	$(8,310,463)	$3,181,235
Net loss per common share — basic and diluted	$(0.94)	$(1.75)	$(0.81)

Weighted average shares outstanding — basic and diluted	12,201,232	4,750,993	7,450,239

The $3,181,235 increase in net loss attributable to common shareholders was primarily the result of an increase of $3.0 million attributable to the deemed dividends recognized on beneficial conversion features of convertible preferred stock issuances, an increase in the loss recorded from the change in fair value of derivative financial instruments and a decrease in interest income, for the six months ended June 30, 2020 compared to the same period in the prior year. The $0.81 decrease in basic net loss per share was impacted by the increase in basic weighted average shares outstanding resulting primarily from the issuance of approximately 15.9 million shares of common stock and common stock equivalents from July 1, 2019 through June 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

        The COVID-19 outbreak in the United States has caused business disruptions. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. The economic effects of the outbreak could also have an adverse effect on our ability to raise additional capital. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain.

As of June 30, 2020, we had $27,754,813 in cash and cash equivalents. Net cash used in operating activities for the six months ended June 30, 2020 was $7,665,787, compared to $6,803,159 for the six months ended June 30, 2019. Our use of cash was primarily a result of the net loss of $8,213,094 for the six months ended June 30, 2020, adjusted for non-cash items related to release of clinical trial funding commitment of $506,509, stock-based compensation of $459,085, and depreciation and amortization of $233,909. The net change in our operating assets and liabilities was $728,402 increasing cash used in operations. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Net cash used in investing activities was $0 during the six months ended June 30, 2020, compared to $5,274 for the same period in 2019, which were for capital expenditures in the prior period.
Net cash provided in financing activities was $25,225,308 during the six months ended June 30, 2020, compared to $6,146,570 for the same period in 2019. Net cash provided in financing activities during the six months ended June 30, 2020 was primarily from $18.8 million of proceeds from the sale of common stock, preferred stock and warrants and from $6.1 million of proceeds from the exercise of warrants. Net cash provided in financing activities during the six months ended June 30, 2019 was primarily from $3.3 million of proceeds from the exercise of warrants and $2.9 million from the sale of common stock and warrants.

As of June 30, 2020, and December 31, 2019, we had working capital of $23,857,104 and $6,571,985, respectively.

The Company has incurred net losses since its inception and has negative operating cash flows. As of June 30, 2020, the Company had $27.8 million in cash and cash equivalents and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

For the foreseeable future, the Company expects to continue to incur losses and require additional capital to further advance its clinical trial programs and support its other operations. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company’s stockholders may experience additional dilution. The economic effects of COVID-19 could also have an adverse effect on the Company's ability to raise additional capital.

Controlled Equity Offerings and Public Offerings

On March 30, 2020, we entered into a Securities Purchase Agreement with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which we agreed to offer, issue and sell to LPC, (i) in a registered direct offering, an aggregate of (a) 800,000 shares of common stock and (b) Series I warrants to purchase up to 131,967 shares (the “Series I Warrant Shares”) of our common stock. In a concurrent private placement, we also sold to LPC Series J warrants (the “Series J Warrants”) to purchase one share of our common stock for each Share and for each Series I Warrant purchased for cash in the registered direct offering. The Series J Warrants are exercisable six months following the date of issuance at an exercise price of $0.948 per share and will expire 5.5 years following the date of issuance.

On April 9, 2020, we entered into a Securities Purchase Agreement with LPC, pursuant to which we agreed to offer, issue and sell to LPC, (i) in a registered direct offering, an aggregate of (a) 904,970 shares of common stock and (b) Series K warrants to purchase up to 255,000 shares (the “Series K Warrant Shares”) of our common stock. In a concurrent private placement, we also sold to LPC Series L warrants (the “Series L Warrants”) to purchase one share of our Common Stock for each Share and for each Series K Warrant purchased for cash in the registered direct offering. The Series L Warrants are exercisable six months following the date of issuance at an exercise price of $0.81 per share and will expire 5.5 years following the date of issuance.
On May 8, 2020, we entered into a Stock and Warrant Subscription Agreement (the “SPA”) with PoC Capital, LLC (“PoC”) pursuant to which we issued to PoC at an aggregate issue price of $2,300,000, (i) 602,833 shares of our common stock, (ii) 154,670 shares of our Series D Preferred Stock and (iii) warrants (the “Warrants”) exercisable for 859,813 shares of our common stock, in exchange for PoC funding clinical development of onvansertib, our first-in-class, 3rd generation oral and highly selective PLK1 inhibitor in a Phase 1b/2 clinical trial in patients with metastatic colorectal cancer pursuant to a Master Services Agreement dated as of January 25, 2019 by and among us, Integrium, LLC and PoC, as amended. The Warrants are exercisable six months following the date of issuance at an exercise price of $1.50 per share and will expire 5.5 years following the date of issuance.

On May 11, 2020 and May 14, 2020, we entered into Securities Purchase Agreements with certain of our directors and executives pursuant to which we sold 447,761 shares of common stock at a purchase price of $1.34 per share and 146,854 shares of common stock at a purchase price of $1.43 per share.

On May 26, 2020, we entered into a Securities Purchase Agreement with Acorn Bioventures, LP (“Acorn”), pursuant to which we agreed to offer, issue and sell to Acorn, (i) in a registered direct offering, an aggregate of 1,205,400 shares of common stock, par value $0.0001 per share and (ii) in a concurrent private placement, Series M warrants to purchase up to 482,160 shares of common stock. The Series M Warrants are exercisable six months following the date of issuance at an exercise price of $2.024 per share and will expire 5.5 years following the date of issuance.

On June 15, 2020 we entered into a Securities Purchase Agreement with Acorn, CDK Associates, L.L.C. (“CDK”) and Third Street Holdings LLC (“Third Street”), pursuant to which we agreed to offer, issue and sell to Acorn, CDK and Third Street, (i) in a registered direct offering, an aggregate of 1,984,328 shares of common stock and (ii) in a concurrent private placement, (a) an aggregate of 865,824 shares of Series E Preferred Stock (“Series E Preferred Stock”) and (b) Series N warrants to purchase up to 2,213,115 shares of common stock. The Series E Preferred Stock is convertible at any time determined by dividing the $10 stated value per share of the Series E Preferred Stock by a conversion price of $2.44 per share, subject to adjustment in accordance with the Certificate of Designation. The Series N Warrants are exercisable six months following the date of issuance at an exercise price of $2.39 per share and will expire 5.5 years following the date of issuance.

In conjunction with the June 15, 2020 offering, we issued 184,426 warrants as an advisory fee. These warrants are exercisable six months following the date of issuance at an exercise price of $3.05 per share and will expire 5.5 years following the date of issuance.

CONTRACTUAL OBLIGATIONS

For a discussion of our contractual obligations see (i) our Financial Statements and Notes to Financial Statements Note 10. Commitments and Contingencies, and (ii) Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments, included in our Annual Report on Form 10-K as of December 31, 2019. There have been no material changes to our contractual obligations in our Form 10-K for the year ended December 31, 2019, except for the following.

Small Business Administration Payroll Protection Program Loan

        On April 15, 2020, we were granted a loan (the “Loan”) from JPMorgan Chase Bank, N.A. in the aggregate amount of $305,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020.
The Loan, which was in the form of a Note dated April 15, 2020 issued by us, matures on April 15, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing on April 15, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, rent, and utilities. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.
The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The certification made by the Company did not contain any objective criteria and is subject to interpretation. If, despite the good-faith belief that given the Company’s circumstances all eligibility requirements for the PPP were satisfied, it is later determined that the Company had violated any applicable laws or regulations or it is otherwise determined the Company was ineligible to receive the PPP, it may be required to repay the PPP in its entirety and/or be subject to additional penalties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (VP, Finance), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1
Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 13, 2020)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 13, 2020).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 27, 2020).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 16, 2020).

10.1
Stock and Warrant Subscription Agreement entered into as of May 8, 2020 by and between, Cardiff Oncology, Inc. and POC Capital, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2020)

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 13, 2020)
10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 19, 2020)

10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 27, 2020)

10.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2020)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIFF ONCOLOGY, INC.

August 11, 2020	By:	/s/ Mark Erlander
Mark Erlander
Chief Executive Officer

CARDIFF ONCOLOGY, INC.

August 11, 2020	By:	/s/ Brigitte Lindsay
Brigitte Lindsay
VP, Finance