Form 10-Q
period 2020-09-30
Cardiff Oncology, Inc.
filed 2020-11-05
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the issuer had 35,324,607 shares of Common Stock issued and outstanding.

CARDIFF ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIFF ONCOLOGY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$36,405,432	$10,195,292
Accounts receivable and unbilled receivable	204,366	203,480
Prepaid expenses and other current assets	1,578,859	954,957
Total current assets	38,188,657	11,353,729
Property and equipment, net	682,859	877,823
Operating lease right-of-use assets	423,163	697,418
Other assets	155,770	157,576
Total Assets	$39,450,449	$13,086,546

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$610,236	$656,304
Accrued expenses	3,643,300	3,260,061
Note payable	305,000	—
Operating lease liabilities	883,534	865,379
Total current liabilities	5,442,070	4,781,744
Derivative financial instruments—warrants	190,199	4,127
Operating lease liabilities, net of current portion	207,178	860,963
Other liabilities	88,452	128,368
Total Liabilities	5,927,899	5,775,202

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, 20,000,000 shares authorized; (Note 7)	926	60
Common stock, $0.0001 par value, 150,000,000 shares authorized; 26,285,743 and 8,593,633 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	10,081	8,312
Additional paid-in capital	260,807,295	217,172,528
Service receivables	(2,403,580)	(971,673)
Accumulated deficit	(224,892,172)	(208,897,883)
Total stockholders’ equity	33,522,550	7,311,344
Total liabilities and stockholders’ equity	$39,450,449	$13,086,546

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Royalties	$136,401	$51,687	$246,738	$150,560
Services	—	—	—	1,495
Total revenues	136,401	51,687	246,738	152,055
Costs and expenses:
Research and development	2,854,812	2,818,824	8,036,225	8,297,763
Selling, general and administrative	1,644,211	1,440,339	4,799,457	4,243,490
Total operating expenses	4,499,023	4,259,163	12,835,682	12,541,253

Loss from operations	(4,362,622)	(4,207,476)	(12,588,944)	(12,389,198)

Interest income	15,864	53,700	67,358	188,204
Gain (loss) from change in fair value of derivative financial instruments—warrants	(144,035)	13,330	(186,072)	27,359
Other income (expense), net	(5,738)	(1,103)	(1,967)	2,012
Net loss	(4,496,531)	(4,141,549)	(12,709,625)	(12,171,623)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6,060)	(6,060)	(18,180)	(18,180)
Deemed dividend recognized on beneficial conversion features of Series C Convertible Preferred Stock issuance	—	—	—	(268,269)
Deemed dividend recognized on beneficial conversion features of Series D Convertible Preferred Stock issuance	—	—	(601,767)	—
Deemed dividend recognized on beneficial conversion features of Series E Convertible Preferred Stock issuance	—	—	(2,664,717)	—

Net loss attributable to common stockholders	$(4,502,591)	$(4,147,609)	$(15,994,289)	$(12,458,072)

Net loss per common share — basic and diluted	$(0.19)	$(0.69)	$(1.00)	$(2.40)

Weighted-average shares outstanding — basic and diluted	23,341,218	6,024,679	15,941,665	5,180,221

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2020	60,600	$60	8,593,633	$8,312	$217,172,528	$(971,673)	$(208,897,883)	$7,311,344
Stock-based compensation	—	—	—		177,309	—	—	177,309
Sale of common stock and warrants	—	—	800,000	80	999,921	—	—	1,000,001
Issuance of common stock upon exercise of warrants	—	—	1,610,144	161	1,456,208	—	—	1,456,369
Issuance of common stock upon vesting of restricted stock units	—	—	6,810	1	(1)	—	—	—
Preferred stock dividend	—	—	—	—	—	—	(6,060)	(6,060)
Release of clinical trial funding commitment	—	—	—	—	—	293,017	—	293,017
Net loss	—	—	—	—	—	—	(4,088,562)	(4,088,562)
Balance, March 31, 2020	60,600	$60	11,010,587	$8,554	$219,805,965	$(678,656)	$(212,992,505)	$6,143,418
Stock-based compensation	—	—	—	—	281,776	—	—	281,776
Issuance of common stock, preferred stock and warrants for clinical trial funding commitment	154,670	15	602,833	60	2,292,425	(2,300,000)	—	(7,500)
Deemed dividend recognized on beneficial conversion features of Series D Convertible Preferred Stock issuance	—	—	—	—	601,767	—	(601,767)	—
Deemed dividend recognized on beneficial conversion features of Series E Convertible Preferred Stock issuance	—	—	—	—	2,664,717	—	(2,664,717)	—
Sale of common stock, preferred stock and warrants(1)	865,824	866	4,689,313	469	17,277,093	—	—	17,278,428
Issuance of common stock upon exercise of warrants	—	—	3,473,393	347	4,604,670	—	—	4,605,017
Issuance of common stock upon vesting of restricted stock units	—	—	2,250	—	—	—	—	—
Issuance of common stock upon conversion of Series D Convertible Preferred Stock	(154,670)	(15)	1,546,700	155	(140)	—	—	—
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	—	(6,060)	(6,060)
Release of clinical trial funding commitment	—	—	—	—	—	213,492	—	213,492
Net loss	—	—	—	—	—	—	(4,124,532)	(4,124,532)
Balance, June 30, 2020	926,424	$926	21,325,076	$9,585	$247,528,273	$(2,765,164)	$(220,389,581)	$24,384,039
Stock-based compensation	—	—	—	—	361,884	—	—	361,884
Issuance of common stock upon exercise of warrants	—	—	4,956,084	496	12,910,306	—	—	12,910,802
Issuance of common stock upon exercise of stock options	—	—	3,333	—	6,832	—	—	6,832

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Deficit	Total Stockholders’ Equity
Issuance of common stock upon vesting of restricted stock units	—	—	1,250	—	—	—	—	—
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	—	(6,060)	(6,060)
Release of clinical trial funding commitment	—	—	—	—	—	361,584	—	361,584
Net loss	—	—	—	—	—	—	(4,496,531)	(4,496,531)
Balance, September 30, 2020	926,424	$926	26,285,743	$10,081	$260,807,295	$(2,403,580)	$(224,892,172)	$33,522,550
(1)Net of expenses of $616,143, and fair value of warrants issued as a transaction advisory fee as of the date of issuance of $370,666.

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2019	60,600	$60	3,831,879	$7,742	$202,267,605	$—	$(192,191,215)	$10,084,192
Stock-based compensation	—	—	—	—	200,067	—	—	200,067
Issuance of common stock, preferred stock and warrants for clinical trial funding commitment, net of expenses and discount of $40,000 and $235,640, respectively	200,000	200	183,334	110	1,634,690	(1,675,000)	—	(40,000)
Deemed dividend recognized on beneficial conversion features of Series C Convertible Preferred Stock issuance	—	—	—	—	268,269	—	(268,269)	—
Issuance of common stock upon exercise of warrants	—	—	497,313	50	3,282,216	—	—	3,282,266
Issuance of common stock upon vesting of restricted stock units	—	—	6,362	4	(4)	—	—	—
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	—	(6,060)	(6,060)
Issuance of common stock for share rounding as a result of reverse stock split	—	—	6,466	—	—	—	—	—
Release of clinical trial funding commitment	—	—	—	—	—	70,487	—	70,487
Net loss	—	—	—	—	—	—	(3,904,771)	(3,904,771)
Balance, March 31, 2019	260,600	$260	4,525,354	$7,906	$207,652,843	$(1,604,513)	$(196,370,315)	$9,686,181
Stock-based compensation	—	—	—	—	148,834	—	—	148,834
Sale of common stock and warrants, net of expenses	—	—	421,917	42	2,902,698	—	—	2,902,740
Issuance of common stock upon exercise of warrants	—	—	156,353	16	1,548	—	—	1,564
Issuance of common stock upon vesting of restricted stock units	—	—	4,433	—	—	—	—	—
Issuance of common stock upon conversion of Series C Convertible Preferred Stock	(200,000)	(200)	333,333	33	167	—	—	—
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	—	(6,060)	(6,060)
Release of clinical trial funding commitment	—	—	—	—	—	240,279	—	240,279
Net loss	—	—	—	—	—		(4,125,303)	(4,125,303)
Balance, June 30, 2019	60,600	$60	5,441,390	$7,997	$210,706,090	$(1,364,234)	$(200,501,678)	$8,848,235
Stock-based compensation	—	—	—	—	266,325	—	—	266,325
Sale of common stock and warrants, net of expenses	—	—	271,744	27	1,483,554	—	—	1,483,581
Issuance of common stock upon exercise of warrants	—	—	717,969	72	7,108	—	—	7,180
Issuance of common stock upon vesting of restricted stock units	—	—	5,402	—	—	—	—	—
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	—	(6,060)	(6,060)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Deficit	Total Stockholders’ Equity
Release of clinical trial funding commitment	—	—	—	—	—	198,268	—	198,268
Net loss	—	—	—	—	—	—	(4,141,549)	(4,141,549)
Balance, September 30, 2019	60,600	$60	6,436,505	$8,096	$212,463,077	$(1,165,966)	$(204,649,287)	$6,655,980

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(12,709,625)	$(12,171,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	34,169	—
Depreciation	348,748	372,828
Stock-based compensation expense	820,969	615,226
Change in fair value of derivative financial instruments—warrants	186,072	(27,359)
Release of clinical trial funding commitment	868,093	509,034
Changes in operating assets and liabilities:
Other assets	1,806	(68,145)
Accounts receivable and unbilled receivable	(886)	15,717
Prepaid expenses	(623,902)	277,876
Operating lease right-of-use assets	240,086	224,400
Accounts payable and accrued expenses	318,991	837,551
Operating lease liabilities	(635,630)	(576,141)
Other liabilities	(39,916)	—
Net cash used in operating activities	(11,191,025)	(9,990,636)

Investing activities:
Capital expenditures	(153,784)	(67,622)
Net cash used in investing activities	(153,784)	(67,622)

Financing activities:
Proceeds from sales of common stock, preferred stock and warrants, net of expenses of $633,807 and $97,260, respectively	18,278,429	4,386,321
Costs related to the clinical trial funding commitment	(7,500)	(40,000)
Proceeds from exercise of options	6,832	—
Proceeds from exercise of warrants	18,972,188	3,291,010
Borrowings under note payable	305,000	—
Net cash provided by financing activities	37,554,949	7,637,331
Net change in cash and cash equivalents	26,210,140	(2,420,927)
Cash and cash equivalents—Beginning of period	10,195,292	11,453,133
Cash and cash equivalents—End of period	$36,405,432	$9,032,206

Supplementary disclosure of cash flow activity:
Cash paid for taxes	$800	$800
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividend payable on Series A Convertible Preferred Stock	$18,180	$18,180
Deemed dividend recognized for beneficial conversion features of Series C Convertible Preferred Stock issuance	$—	$268,269
Deemed dividend recognized for beneficial conversion features of Series D Convertible Preferred Stock issuance	$601,767	$—

	Nine Months Ended September 30,
	2020	2019
Deemed dividend recognized for beneficial conversion features of Series E Convertible Preferred Stock issuance	$2,664,717	$—
Common stock, Series C Convertible Preferred Stock and warrants issued in connection with clinical trial funding commitment, net of discount of $235,640	$—	$1,675,000
Common stock, Series D Convertible Preferred Stock and warrants issued in connection with clinical trial funding commitment, net of discount of $488,270	$2,300,000	$—
Common stock issued upon conversion of Series C Convertible Preferred Stock	$—	$33
Common stock issued upon conversion of Series D Convertible Preferred Stock	$155	$—

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

Business Organization and Overview

Cardiff Oncology, Inc. (“Cardiff Oncology” or the “Company”) headquartered in San Diego, California, is a clinical-stage biotechnology company with the singular mission of developing new treatment options for cancer patients in indications with the greatest medical need, including KRAS-mutated metastatic colorectal cancer, Zytiga®-resistant metastatic castration-resistant prostate cancer and relapsed or refractory acute myeloid leukemia. Our goal is to overcome resistance, improve response to treatment and increase overall survival. Through the integration of tumor genomics and biomarker technology, we are able to assess patient response to treatment.

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

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of September 30, 2020, the Company had $36.4 million in cash and cash equivalents and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

On October 2, 2020 the Company closed an underwritten public offering of its common stock for gross proceeds of approximately $100.9 million. See Note 11 to the condensed financial statements for further information.

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

As of October 31, 2020 the Company had $131.8 million in cash and cash equivalents.

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2020, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss used for basic and diluted loss per share	$(4,502,591)	$(4,147,609)	$(15,994,289)	$(12,458,072)

Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	23,341,218	6,024,679	15,941,665	5,180,221

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.19)	$(0.69)	$(1.00)	$(2.40)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	September 30,
	2020	2019
Options to purchase Common Stock	1,920,706	1,016,426
Warrants to purchase Common Stock	7,373,351	4,870,076
Restricted Stock Units	991	14,161
Series A Convertible Preferred Stock	877	877
Series E Convertible Preferred Stock	3,548,459	—
	12,844,384	5,901,540

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2020 and December 31, 2019:

	Fair Value Measurements at September 30, 2020
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$35,536,630	$—	$—	$35,536,630
Total Assets	$35,536,630	$—	$—	$35,536,630
Liabilities:
Derivative financial instruments—warrants (2)	$—	$—	$190,199	$190,199
Total Liabilities	$—	$—	$190,199	$190,199

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$10,131,240	$—	$—	$10,131,240
Total Assets	$10,131,240	$—	$—	$10,131,240
Liabilities:
Derivative financial instruments—warrants (2)	$—	$—	$4,127	$4,127
Total Liabilities	$—	$—	$4,127	$4,127

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

4. Property and Equipment

Property and equipment consist of the following:

	As of September 30, 2020	As of December 31, 2019
Furniture and office equipment	$805,920	$775,030
Leasehold improvements	1,962,230	1,962,230
Laboratory equipment	867,750	744,856
	3,635,900	3,482,116
Less—accumulated depreciation and amortization	(2,953,041)	(2,604,293)
Property and equipment, net	$682,859	$877,823

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

Facility Subleases

As a result of corporate restructurings in previous years, the Company vacated a portion of its facility and has subleased the space to third parties under three separate sublease agreements, which all expire December 31, 2021. The Company recorded a cease-use loss liability and expense in 2018 pursuant to ASC 420, Exit or Disposal Cost Obligations, representing the total expected shortfall in sublease income for two of the subleases as compared to its required payments for those spaces under the remainder of the master lease term. This liability was being amortized over the remaining lease term until the adoption of ASC 842, whereupon the remaining cease-use loss liability of approximately $487,000 was eliminated and treated as a reduction to the beginning ROU asset value for the master lease as of January 1, 2019. Income will continue to be recognized on a straight-line basis over the term of the sublease.

Impairment of Right-of-Use Assets

The Company recorded an impairment loss of $0 and $34,169 for the three and nine months ended September 30, 2020, respectively. The loss related to a vacated portion of the facility that was no longer being subleased. The Company determined that the prolonged loss of sublease income and an adverse commercial real estate market caused by COVID-19 were indicators of impairment. A fair value approach using quoted prices for similar assets was used to determine the impairment loss. The loss was recorded within operating expenses in the condensed statement of operations.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$98,808	$191,472	$344,836	$578,919
Operating sublease income	(72,793)	(99,937)	(218,380)	(299,812)
Net operating lease cost	$26,015	$91,535	$126,456	$279,107

Supplemental balance sheet information related to leases was as follows:

	As of September 30, 2020	As of December 31, 2019
Operating lease ROU assets	$423,163	$697,418

Current operating lease liabilities	$883,534	$865,379
Non-current operating lease liabilities	207,178	860,963
Total operating lease liabilities	$1,090,712	$1,726,342

Weighted-average remaining lease term–operating leases	1.3 years	2.0 years
Weighted-average discount rate–operating leases	6.5%	6.5%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$236,748	$229,927	$706,211	$685,865

Total remaining annual commitments under non-cancelable lease agreements for each of the years ended December 31 are as follows:

Year Ending December 31,	Operating Leases	Sublease Income	Net Operating Leases
2020 (excluding the nine months ended September 30, 2020)	$159,167	$(72,793)	$86,374
2021	968,165	(403,345)	564,820
2022	5,868	—	5,868
2023	3,423	—	3,423
Total future minimum lease payments	1,136,623	$(476,138)	$660,485
Less imputed interest	(45,911)
Total	$1,090,712

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

The range of assumptions and weighted averages used to determine the fair value of the warrants valued using the Black-Scholes option pricing model during the periods indicated were:

	Nine Months Ended September 30,
	2020	2019
Range:
Estimated fair value of Cardiff Oncology common stock	$1.01 - $14.19	$1.51 - $3.75
Expected warrant term	2.3 - 3.1 years	3.3 - 4.1 years
Risk-free interest rate	0.14 - 1.62%	1.56 - 2.49%
Expected volatility of Cardiff Oncology common stock	110 - 118%	102 - 106%
Dividend yield	0%	0%

	As of September 30, 2020
Weighted Average(1)(2):
Fair value of Cardiff Oncology common stock	$14.19
Expected warrant term	2.3 years
Risk-free interest rate	0.14%
Expected volatility of Cardiff Oncology common stock	110%
Dividend yield	0%
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

Date	Description	Number of Warrants	Derivative Instrument Liability
December 31, 2019	Balance of derivative financial instruments—warrants liability	64,496	$4,127
	Change in fair value of derivative financial instruments—warrants during the period recognized as a loss in the condensed statements of operations	—	186,072
September 30, 2020	Balance of derivative financial instruments—warrants liability	64,496	$190,199

7. Stockholders’ Equity

Stock Options

Stock-based compensation expense related to Cardiff Oncology equity awards have been recognized in operating results as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Included in research and development expense	$104,259	$104,153	$251,212	$300,291
Included in selling, general and administrative expense	257,625	162,172	569,757	314,935
Total stock-based compensation expense	$361,884	$266,325	$820,969	$615,226

The unrecognized compensation cost related to non-vested stock options outstanding at September 30, 2020 and 2019, net of estimated forfeitures, was $2,388,077 and $1,476,725, respectively, which is expected to be recognized over a weighted-average remaining vesting period of 2.2 and 2.4 years, respectively. The weighted-average remaining contractual term of outstanding options as of September 30, 2020 was approximately 9.1 years. The total fair value of stock options vested during the nine months ended September 30, 2020 and 2019 were $770,582 and $321,870, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated:

	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	0.44%	1.8%
Dividend yield	0%	0%
Expected volatility of Cardiff Oncology common stock	104.7%	95.5%
Expected term	5.9 years	5.9 years

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2019	1,015,418	$12.77	$—
Granted	969,965	$2.53
Exercised	(3,333)	$2.05
Canceled / Forfeited	(46,069)	$12.58
Expired	(15,275)	$8.98
Balance outstanding, September 30, 2020	1,920,706	$7.65	$21,766,326
Exercisable at September 30, 2020	441,434	$24.82	$4,507,516

On June 6, 2019, the number of authorized shares in the Cardiff Oncology 2014 Equity Incentive Plan (“2014 EIP”) was increased from 243,056 to 1,243,056. On April 16, 2020 the 2014 EIP was amended to increase the number of shares of common stock reserved for issuance thereunder to 2,243,056 from 1,243,056. As of September 30, 2020, there were 258,497 shares available for issuance under the 2014 EIP.

Restricted Stock Units

A summary of the RSU activity is presented below:

	Total Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Intrinsic Value
Non-vested RSUs outstanding, December 31, 2019	11,301	$15.38	$14,013
Vested	(10,310)	$9.76	$22,875
Non-vested RSUs outstanding, September 30, 2020	991	$73.84	$14,062

The total fair value of vested RSUs during the nine months ended September 30, 2020 and 2019 were $100,585 and $169,563, respectively.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2019	10,589,482	$4.08	3.7 years
Granted	5,831,451	$1.70
Exercised	(9,047,582)	$2.17
Balance outstanding, September 30, 2020	7,373,351	$4.54	4.3 years

Excluded from the table above are 992,039 pre-funded warrants that were exercised during the nine months ended September 30, 2020.

Preferred Stock

A summary of our Company's classes of preferred stock is presented below:

				Shares outstanding
Class	Par value	Shares designated	Liquidation preference	As of September 30, 2020	As of December 31, 2019
Series A Convertible Preferred Stock	$0.001	277,100	$606,000	60,600	60,600
Series B Convertible Preferred Stock	$0.001	8,860	None	—	—
Series C Convertible Preferred Stock	$0.001	200,000	None	—	—
Series D Convertible Preferred Stock	$0.0001	154,670	None	—	—
Series E Convertible Preferred Stock	$0.001	865,824	None	865,824	—

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

Series D Convertible Preferred Stock and Service Receivable

On May 8, 2020, the Company entered into a Stock and Warrant Subscription Agreement with PoC, whereby PoC agreed to finance an additional $2.3 million for a clinical trial in exchange for (i) 602,833 shares of its common stock (the “Common Stock”), (ii) 154,670 shares of its Series D Preferred Stock (as defined below) and (iii) a warrant exercisable for 859,813 shares of its Common Stock. In exchange, PoC is funding our clinical development of onvansertib in metastatic colorectal cancer pursuant to a Master Services Agreement dated as of January 25, 2019 by and among the Company, Integrium, LLC and PoC, as amended. The warrant will be exercisable six months following the date of issuance at an exercise price of $1.50 per share and will expire on November 7, 2025. In June of 2020, all 154,670 Series D Preferred Stock were converted to 1,546,700 shares of Common Stock.

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

Series E Convertible Preferred Stock

On June 15, 2020 the Company entered into a Securities Purchase Agreement with Acorn Bioventures LP ("Acorn"), CDK Associates, L.L.C. (“CDK”) and Third Street Holdings LLC (“Third Street”), pursuant to which the Company agreed to offer, issue and sell to Acorn, CDK and Third Street, (i) in a registered direct offering, an aggregate of 1,984,328 shares of common stock and (ii) in a concurrent private placement, (a) an aggregate of 865,824 shares of Series E Preferred Stock (“Series E Preferred Stock”) and (b) Series N warrants to purchase up to 2,213,115 shares of Common Stock. The Series E Preferred Stock is convertible at any time determined by dividing the $10 stated value per share of the Series E Preferred Stock by a conversion price of $2.44 per share, subject to adjustment in accordance with the Certificate of Designation. The Series N Warrants will be exercisable six months following the date of issuance at an exercise price of $2.39 per share and will expire on December 16, 2025. As of September 30, 2020, there were 865,824 shares of Series E Convertible Preferred Stock outstanding.

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

On April 9, 2020, the Company entered into a Securities Purchase Agreement with LPC, pursuant to which the Company agreed to offer, issue and sell to LPC, (i) in a registered direct offering, an aggregate of (a) 904,970 shares of common stock and (b) Series K warrants to purchase up to 255,000 shares (the “Series K Warrant Shares”) of common stock. In a concurrent private placement, the Company also sold to LPC Series L warrants (the “Series L Warrants”) to purchase one share of Common Stock for each Share and for each Series K Warrant purchased for cash in the registered direct offering. The Series L Warrants are exercisable six months following the date of issuance at an exercise price of $0.81 per share and will expire 5.5 years following the date of issuance. The gross proceeds from this purchase were $1.1 million.

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

Research and Development and Clinical Trial Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which Cardiff Oncology refers to as onvansertib. Onvansertib is an oral, investigative drug and a highly-selective adenosine triphosphate competitive inhibitor of the serine/threonine PLK1. The Company plans to develop onvansertib in patients with leukemias/lymphomas and solid tumor cancers. Upon execution of the agreement, the Company paid $2.0 million in license fees which were expensed to research and development costs. The Company was committed to order $1.0 million of future services provided by Nerviano, such as the cost to manufacture drug product, no later than June 30, 2019, and these services have been purchased. Terms of the agreement also provide for the Company to pay development milestones and royalties based on sales volume.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of human diagnostics and oncology therapeutics. License fees are generally calculated as a percentage of product revenues, with rates that vary by agreement. For the nine months ended September 30, 2020 and 2019, payments have not been material.

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

9. Related Party Transactions

In November 2018, the Company entered into a Material Transfer Agreement (“MTA”) with Leucadia Life Sciences (“Leucadia”) pursuant to which Leucadia will develop a PCR-based assay for onvansertib for Acute Myeloid Leukemia (“AML”). The Company’s Executive Chairman, Dr. Thomas Adams, is a principal stockholder of Leucadia. In connection with the MTA, the Company entered into a consulting agreement with Tommy Adams, Co-Founder & Chief Operating Officer of Leucadia, who is the son of Dr. Adams. During the three months ended September 30, 2020 and 2019 the Company incurred and recorded research and development expenses of approximately $281,000 and $242,000, respectively, during the nine months ended September 30, 2020 and 2019 the Company incurred and recorded approximately $810,000 and $745,000, respectively, for services performed by Leucadia and Tommy Adams.

10. COVID-19

The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on the Company's future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on the Company's clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact the Company's future financial condition or results of operations is uncertain. While there has not been a material impact on the Company's condensed financial statements for the three or nine months ended September 30, 2020, a prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its drugs and raise additional capital.

In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company is utilizing the deferment of employer social security payments. The CARES Act did not have a material impact on our income tax provision for the three or nine months ended September 30, 2020. We continue to monitor changes and revisions of the CARES Act and its impact on our financial position, results of operations and cash flows.

Small Business Administration Payroll Protection Program Loan

On April 15, 2020, the Company was granted a loan (the “Loan”) from JPMorgan Chase Bank, N.A. in the aggregate amount of $305,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act with an interest rate of 0.98% per annum. On October 19, 2020 the Company repaid in full the outstanding principal and interest of the PPP Loan.

11. Subsequent Events

Underwritten Public Offering

On October 2, 2020 the Company completed an underwritten public offering of 6,500,000 shares of its common stock at a price to the public of $13.50 per share. In addition, the underwriters exercised in full an option to purchase an additional 975,000 shares of common stock at the public offering price, less the underwriting discounts and commissions. All of the shares in the offering were sold by the Company, with gross proceeds of approximately $100.9 million, and net proceeds of approximately $94.0 million, after deducting underwriting discounts, commissions and estimated offering expenses.

Exercise of Warrants

From October 1 through October 31, 2020 the Company received proceeds of approximately $3.4 million from the exercise of 1.6 million warrants. The warrants exercised during the relevant period were from various prior equity offerings.

Repayment of Small Business Administration Payroll Protection Program Loan

On October 19, 2020 the Company repaid in full the PPP Loan principal of $305,000 and interest for the period the loan was outstanding.

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

Overview

We are a clinical stage, biotechnology company, developing new treatment options for cancer patients in indications with the greatest medical need. Our goal is to overcome resistance, extend duration of response and increase overall survival. We are developing onvansertib, a first-in-class, third-generation Polo-like Kinase 1 ("PLK1") inhibitor, in combination with standard-of-care chemotherapy and targeted therapeutics. Our clinical development programs incorporate tumor genomics and biomarker technology to enable assessment of patient response to treatment.

We licensed onvansertib from Nerviano Medical Sciences ("NMS") in March, 2017, pursuant to a license agreement with NMS dated March 13, 2017. This exclusive, world-wide license agreement includes 3 issued patents for onvansertib which cover composition of matter, salt forms of onvansertib and combination of onvansertib with other drugs.

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

PLK1, a serine/threonine kinase, is a master regulator of mitotic progression with various roles and localizations during the different mitotic phases. Upon PLK1 depletion in cancer cells by RNA interference ("RNAi"), inhibition of proliferation and decreased viability, resulting from cell cycle arrest with 4N DNA content followed by apoptosis, are observed. PLK1 depletion also results in an increase in the number of cells containing abnormal spindle formation and misaligned chromosomes. Expression of PLK1 is seen in all proliferating normal tissues, and PLK1 is overexpressed in a number of tumors (including breast, prostate, ovary, lung, gastric and colon cancers), as well as in hematologic cancers.

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

In in-vitro and in-vivo preclinical studies, synergy (interaction of discrete drugs such that the total effect is greater than the sum of the individual effects) has been demonstrated with onvansertib when used in combination with numerous different chemotherapies, including irinotecan, 5-FU, cisplatin, cytarabine, doxorubicin, gemcitabine and paclitaxel, as well as targeted therapeutics, such as abiraterone acetate ("Zytiga®"), histone deacetylase (“HDAC”) inhibitors, such as belinostat ("Beleodaq®"), quizartinib ("AC220"), a development stage FLT3 inhibitor, and bortezomib ("Velcade®"). These therapies are used clinically for the treatment of solid tumor cancers, leukemias and lymphomas including metastatic colorectal cancer ("mCRC"), metastatic castration resistant prostate cancer ("mCRPC"), pancreatic cancer, triple negative breast cancer (“TNBC”), acute myeloid leukemia ("AML") and other hematological malignancies.

We believe the high-selectivity of onvansertib to PLK1, its 24-hour half-life and oral bioavailability, as well as its demonstrated safety and tolerability, with expected on-target, easy to manage and reversible side effects, may prove beneficial in addressing clinical therapeutic needs across a variety of cancers.

Clinical Program Updates

We currently have three active clinical trials:
•TROV-054 is a Phase 1b/2 open-label clinical trial of onvansertib in combination with FOLFIRI and bevacizumab ("Avastin®") for the second line treatment of patients with KRAS-mutated mCRC, which is being conducted at 6 clinical trial sites across the U.S. - USC Norris Comprehensive Cancer Center, The Mayo Clinic Cancer Centers, Kansas University Medical Center ("KUMC") and CARTI Cancer Center;
•TROV-053 is a Phase 2 open-label clinical trial of onvansertib in combination with abiraterone acetate (Zytiga®) and prednisone in patients with mCRPC, which is being conducted at Beth Israel Deaconess Medical Center ("BIDMC"), Dana-Farber Cancer Institute ("DFCI"), and Massachusetts General Hospital ("MGH");
•TROV-052 is a Phase 2 open-label clinical trial of onvansertib in combination with standard-of-care chemotherapy, decitabine, in patients with relapsed or refractory AML, which is being conducted at nine sites across the U.S. The Phase 1b portion of the AML trial was completed in the fourth quarter of 2019.

KRAS-mutated mCRC

TROV-054 is a Phase 1b/2 study of onvansertib for the second-line treatment of patients with KRAS-mutated metastatic colorectal cancer ("mCRC") in combination with standard-of-care FOLFIRI and bevacizumab (Avastin®).

The primary objective of this study is to evaluate the dose-limiting toxicities ("DLTs") and maximum tolerated dose ("MTD") or recommended Phase 2 dose ("RP2D") of onvansertib in combination with FOLFIRI and bevacizumab (Phase 1b) and to continue to assess the safety and preliminary efficacy of onvansertib in combination with FOLFIRI and bevacizumab (Phase 2).

The rationale for this clinical trial is based on three key principles including synthetic lethality, synergy and proof-of-concept clinical benefit. Synthetic lethality arises when a combination of deficiencies in the expression of two genes leads to cell death, whereas a deficiency in only one of these genes does not. The deficiencies can arise through mutations, epigenetic alterations or inhibitors of the protein encoded by one of the genes. In reference to onvansertib, CRC tumor cells harboring KRAS mutations are more vulnerable to cell death with PLK1 inhibition versus KRAS wild-type isogenic cells. Synergy occurs when the combination of two drugs results in an unexpected greater activity than an expected additive effect of the two drugs. Onvansertib in combination with irinotecan and 5-FU (components of FOLFIRI) demonstrate synergy in colorectal cancer cell lines and the combination has demonstrated significantly greater tumor growth inhibition than either drug alone. Proof-of-concept clinical response has been demonstrated in a previously completed Phase 1 trial in solid tumors in which 3 of 5 patients showing stable disease had a KRAS mutation; 2 in colorectal cancer and 1 in pancreatic cancer.

Data presented on September 17, 2020, at the European Society for Medical Oncology ("ESMO") conference, demonstrated the safety and efficacy of onvansertib. Of the 11 patients evaluable for efficacy, 10 of 11 (91%) patients achieved disease control (SD – stable disease plus PR – partial response) with only 1 patient progressing in <6 months while on treatment. Five (45%) patients achieved a partial response (PR); 4 patients had a confirmed PR (≥ 30% tumor shrinkage) with 1 patient going on to curative surgery; 1 patient with an initial PR went off study prior to confirmatory scan due to a non-treatment related event. All 5 PRs were associated with different KRAS mutation variants, including the most common that comprise nearly 80% of mutations in CRC. Eight of 11 (73%) patients demonstrated durable response ranging from 6 to >12 months, and 4 patients remain on treatment. Onvansertib in combination with FOLFIRI and bevacizumab is safe and well tolerated with only 9% of adverse events being grade 3 or 4 and all being resolved within 2.5 weeks. Of the 11 patients, 8 had previously received bevacizumab as first line treatment, including the 4 patients who remain on treatment.

Key News Releases

On September 17, 2020, we announced an electronic poster presentation of clinical data further demonstrating the safety, efficacy and durability of response of onvansertib in KRAS-mutated mCRC patients at the European Society of Medical Oncology ("ESMO") Virtual Congress 2020.

On June 9, 2020, we announced the initiation of our Expanded Access Program ("EAP") for onvansertib, in combination with standard-of-care FOLFIRI and bevacizumab, for second-line treatment of patients with KRAS-mutated metastatic colorectal cancer ("mCRC"). This announcement followed the FDA granting Fast Track Designation for onvansertib in KRAS-mutated mCRC.

mCRPC

TROV-053 is a Phase 2 study of onvansertib in combination with Zytiga® (abiraterone) and prednisone for the treatment of patients with metastatic castration resistant prostate cancer ("mCRPC").

The primary objective of this study is to observe the effects of onvansertib in combination with abiraterone and prednisone on disease control as assessed by prostate specific antigen ("PSA") decline or stabilization after 12 weeks of study treatment in patients with mCRPC showing early signs of resistance to abiraterone.

The rationale for this trial is based on the mechanism of action ("MOA") of onvansertib and Zytiga® and the synergy of these two drugs when used in combination. Onvansertib inhibits tumor cell division (mitosis) by inducing G2/M arrest of tumor cells and the combination of onvansertib and Zytiga® significantly increases mitotic arrest and is synergistic when used in combination. Additionally, PLK1 inhibition appears to enhance the efficacy of androgen signaling blockade in castration-resistant prostate cancer.

Data presented on October 20, 2020, at the 27th Annual Prostate Cancer Foundation ("PCF") Scientific Retreat, demonstrated the efficacy of onvansertib across all three cohorts of patients. The trial is on track to meet prespecified criteria for success on its primary endpoint, with 31% (8/26) disease control rate in evaluable patients in cohorts A and B. Two of three patients treated as of the data cutoff date in cohort C achieved the primary efficacy endpoint at 12 weeks. Recent collaborative studies with Massachusetts Institute of Technology ("MIT") and Decipher Biosciences suggest that prostate cancer patients with the clinically defined basal molecular tumor subtype may be more likely to respond to onvansertib being added to ongoing abiraterone therapy.

Key News Releases

On October 20, 2020, we announced an electronic poster presentation of clinical data further demonstrating the safety, efficacy and durability of response of onvansertib in patients with mCRPC at the 27th annual Prostate Cancer Foundation ("PCF") Scientific Retreat.

AML

TROV-052 is a Phase 2 Study of onvansertib in combination with standard-of-care chemotherapy, decitabine, for the treatment of patients with relapsed or refractory acute myeloid leukemia ("AML"). The Phase 1b portion of this trial was completed in the fourth quarter of 2019.

The objective of this trial is to evaluate the DLTs and MTD or RP2D of onvansertib (Phase 1b – completed in October 2019). In Phase 2, the objective is to assess the safety, tolerability and preliminary efficacy of the combination of onvansertib at the RP2D and decitabine in patients with relapsed or refractory AML. Additionally, as a correlative objective, this trial is evaluating potential pharmacodynamic ("PD") and diagnostic biomarkers of onvansertib in patients with AML. We were granted Orphan Drug Designation ("ODD") for onvansertib for the treatment of AML from the FDA and the European Commission.

The rationale for this trial is based on the need for new and better therapeutic options for patients in the relapsed or refractory AML setting. Current treatment options are often limited by the patient’s age and health status. Combination treatment with onvansertib and standard-of-care chemotherapy may provide a new safe and effective therapeutic option.

Data presented on June 12, 2020 at the European Hematology Association ("EHA") conference, demonstrated the safety and efficacy of onvansertib in patients. In the completed Phase 1b portion of this trial, the RP2D was established at onvansertib 60 mg/m2. Onvansertib adverse events were primarily on-target hematological events, in accordance with the mechanism of action, and were reversible and manageable. Anti-leukemic activity was observed at a wide range of onvansertib dose levels (27 to 90 mg/m2) and the complete response rate achieved in patients was 24% through all dose levels, and 31% at the 4 higher dose levels (27 to 90 mg/m2). Decreases in mutant ctDNA after 1 cycle of treatment were highly predictive of clinical response and target engagement (biomarker positivity) in circulating blast cells was associated with a greater decrease in bone marrow blast cells. Phase 2 is enrolling patients and is ongoing.

Financial and Company Updates

Financial

On September 29, 2020 we announced pricing of an underwritten public offering of 6,500,000 shares of our common stock at a price of $13.50 per share. The underwriters had an option to purchase an additional 975,000 shares, which was exercised in the full. The offering was completed on October 2, 2020 and the gross proceeds were $100.9 million.

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

Our accumulated deficit through September 30, 2020 is $224.9 million. To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2020.

Critical Accounting Policies

Our accounting policies are described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of our Annual Report on Form 10-K as of and for the year ended December 31, 2019, filed with the SEC on February 27, 2020. There have been no changes to our critical accounting policies since December 31, 2019.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 and 2019

Revenues

Our total revenues consisted of the following:

	Three Months Ended September 30,
	2020	2019	Increase (Decrease)
Royalties	$136,401	$51,687	$84,714
Services and other	—	—	—
Total revenues	$136,401	$51,687	$84,714

The increase in royalty income for the three months ended September 30, 2020 as compared to the prior period is primarily from fluctuations of our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended September 30,
	2020	2019	Increase (Decrease)
Salaries and staff costs	$412,154	$399,962	$12,192
Stock-based compensation	104,259	104,153	106
Clinical trials, outside services, and lab supplies	2,151,028	2,052,224	98,804
Facilities and other	187,371	262,485	(75,114)
Total research and development	$2,854,812	$2,818,824	$35,988

Research and development expenses increased by $35,988 for the three months ended September 30, 2020 compared to the same period in 2019. The overall increase in research and development expenses was primarily due to costs associated with clinical programs and outside service costs for three ongoing clinical trials related to the development of our lead drug candidate, onvansertib. Facilities and other decreased primarily due to decreased travel and conference expenses to present data related to our lead drug candidate, onvansertib. Due to COVID-19 presentation of data has transitioned to virtual conferences.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended September 30,
	2020	2019	Increase (Decrease)
Salaries and staff costs	$519,883	$468,821	$51,062
Stock-based compensation	257,625	162,172	95,453
Outside services and professional fees	488,633	507,074	(18,441)
Facilities and other	378,070	302,272	75,798
Total selling, general and administrative	$1,644,211	$1,440,339	$203,872

Selling, general and administrative expenses increased by $203,872 for the three months ended September 30, 2020 compared to the same period in 2019. The significant components of the increase were primarily due to the increase in stock-based compensation, salaries and staff costs, facilities and other costs, partially offset by a reduction in outside services. The increase in stock-based compensation is primarily due to stock options granted in June 2020. The increase in salaries and staff costs is primarily due to annual increases in salary and promotions. The increase in facilities and other cost was due to an increase in insurance costs for the three months ended September 30, 2020 as compared to the same period of 2019.

Interest Income
Interest income was $15,864 for the three months ended September 30, 2020 as compared to $53,700 for the same period of 2019. The decrease of interest income is primarily due to lower interest rates for three months ended September 30, 2020 as compared to the same period of 2019.

Change in Fair Value of Derivative Financial Instruments — Warrants

We have issued warrants that are accounted for as derivative liabilities. As of September 30, 2020, the derivative financial instruments—warrants liabilities were revalued to $190,199, resulting in an increase in value of $144,035 from June 30, 2020, based primarily upon the fluctuation in our stock price as well as the changes in the expected term, volatility, and risk-free interest rates for the expected term. The increase in value upon remeasurement at September 30, 2020 was recorded as a loss from the change in fair value of derivative financial instruments—warrants in the condensed statement of operations.

Net Loss

Net loss and per share amounts were as follows:

	Three Months Ended September 30,
	2020	2019	Increase (Decrease)
Net loss attributable to common shareholders	$(4,502,591)	$(4,147,609)	$354,982
Net loss per common share — basic and diluted	$(0.19)	$(0.69)	$(0.50)

Weighted average shares outstanding — basic and diluted	23,341,218	6,024,679	17,316,539

The $354,982 increase in net loss attributable to common shareholders was primarily the result of an increase of operating expenses and an increase in the loss recorded from the change in fair value of derivative financial instruments during the three months ended September 30, 2020, compared to the same period in the prior year. The $0.50 decrease in basic net loss per share was impacted by the increase in basic weighted average shares outstanding resulting primarily from the issuance of approximately 19.8 million shares of common stock and common stock equivalents from October 1, 2019 through September 30, 2020.

Nine Months Ended September 30, 2020 and 2019

Revenues

Our total revenues consisted of the following:

	Nine Months Ended September 30,
	2020	2019	Increase (Decrease)
Royalties	$246,738	$150,560	$96,178
Services and other	—	1,495	(1,495)
Total revenues	$246,738	$152,055	$94,683

The increase in revenues for the nine months ended September 30, 2020 as compared to the prior period is primarily from fluctuations of our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Nine Months Ended September 30,
	2020	2019	Increase (Decrease)
Salaries and staff costs	$1,261,280	$1,183,901	$77,379
Stock-based compensation	251,212	300,291	(49,079)
Clinical trials, outside services, and lab supplies	5,933,212	6,115,127	(181,915)
Facilities and other	590,521	698,444	(107,923)
Total research and development	$8,036,225	$8,297,763	$(261,538)

Research and development expenses decreased by $261,538 for the nine months ended September 30, 2020 compared to the same period in 2019. The overall decrease in research and development expenses was primarily due to costs associated with clinical programs and outside service costs for three ongoing clinical trials related to the development of our lead drug candidate, onvansertib. Facilities and other decreased primarily due to decreased travel and conference expenses to present data related to our lead drug candidate, onvansertib. Due to COVID-19 presentation of data has transitioned to virtual conferences.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Nine Months Ended September 30,
	2020	2019	Increase (Decrease)
Salaries and staff costs	$1,565,021	$1,449,979	$115,042
Stock-based compensation	569,757	314,935	254,822
Outside services and professional fees	1,468,236	1,541,120	(72,884)
Facilities and other	1,196,443	937,456	258,987
Total selling, general and administrative	$4,799,457	$4,243,490	$555,967

Selling, general and administrative expenses increased by $555,967 for the nine months ended September 30, 2020 compared to the same period in 2019. The significant components of the increase were primarily due to the increase in stock-based compensation, salaries and staff costs, facilities and other costs, partially offset by a reduction in outside services. The increase in stock-based compensation is primarily due to stock options granted in June 2019 and June 2020. The increase in salaries and staff costs is primarily due to annual salary increases and promotions. The increase in facilities and other cost was due to an increase in insurance costs for the nine months ended September 30, 2020 as compared to the same period of 2019.

Interest Income and Expense
Interest income was $67,358 for the nine months ended September 30, 2020 as compared to $188,204 for the same period of 2019. The decrease of interest income is primarily due to lower interest rates for nine months ended September 30, 2020 as compared to the same period of 2019.

Change in Fair Value of Derivative Financial Instruments — Warrants

We have issued warrants that are accounted for as derivative liabilities. As of September 30, 2020, the derivative financial instruments—warrants liabilities were revalued to $190,199, resulting in an increase in value of $186,072 from December 31, 2019, based primarily upon the fluctuation in our stock price as well as the changes in the expected term, volatility, and risk-free interest rates for the expected term. The increase in value upon remeasurement at September 30, 2020 was recorded as a loss from the change in fair value of derivative financial instruments—warrants in the condensed statement of operations.

Net Loss

Net loss and per share amounts were as follows:

	Nine Months Ended September 30,
	2020	2019	Increase (Decrease)
Net loss attributable to common shareholders	$(15,994,289)	$(12,458,072)	$3,536,217
Net loss per common share — basic and diluted	$(1.00)	$(2.40)	$(1.40)

Weighted average shares outstanding — basic and diluted	15,941,665	5,180,221	10,761,444

The $3,536,217 increase in net loss attributable to common shareholders was primarily the result of an increase of $3.0 million attributable to the deemed dividends recognized on beneficial conversion features of convertible preferred stock issuances, an increase in the loss recorded from the change in fair value of derivative financial instruments, an increase in operating expense and a decrease in interest income, for the nine months ended September 30, 2020 compared to the same period in the prior year. The $1.40 decrease in basic net loss per share was impacted by the increase in basic weighted average shares outstanding resulting primarily from the issuance of approximately 19.8 million shares of common stock and common stock equivalents from October 1, 2019 through September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

The COVID-19 outbreak in the United States has caused business disruptions. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. The economic effects of the outbreak could also have an adverse effect on our ability to raise additional capital. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain.

As of September 30, 2020, we had $36,405,432 in cash and cash equivalents. Net cash used in operating activities for the nine months ended September 30, 2020 was $11,191,025, compared to $9,990,636 for the nine months ended September 30, 2019. Our use of cash was primarily a result of the net loss of $12,709,625 for the nine months ended September 30, 2020, adjusted for non-cash items related to release of clinical trial funding commitment of $868,093, stock-based compensation of $820,969, and depreciation and amortization of $348,748. The net change in our operating assets and liabilities was $739,451 increasing cash used in operations. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Net cash used in investing activities was $153,784 during the nine months ended September 30, 2020, compared to $67,622 for the same period in 2019, which were for capital expenditures.
Net cash provided in financing activities was $37,554,949 during the nine months ended September 30, 2020, compared to $7,637,331 for the same period in 2019. Net cash provided in financing activities during the nine months ended September 30, 2020 was primarily from $18.3 million of proceeds from the sale of common stock, preferred stock and warrants and from $19.0 million of proceeds from the exercise of warrants. Net cash provided in financing activities during the nine months ended September 30, 2019 was primarily from $3.3 million of proceeds from the exercise of warrants and $4.4 million from the sale of common stock and warrants.

As of September 30, 2020, and December 31, 2019, we had working capital of $32,746,587 and $6,571,985, respectively.

We have incurred net losses since our inception and have negative operating cash flows. As of September 30, 2020, we had $36.4 million in cash and cash equivalents and we believe we have sufficient cash to meet our funding requirements for at least the next 12 months following the issuance date of these financial statements.

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

Public Offerings

On October 2, 2020, we announced the completion of an underwritten public offering of 6,500,000 shares of our common stock at a price to the public of $13.50 per share. In addition, the underwriters exercised in full an option to purchase an additional 975,000 shares of common stock at the public offering price, less the underwriting discounts and commissions. All of the shares in the offering were sold by us, with gross proceeds of approximately $100.9 million and net proceeds of approximately $94.0 million, after deducting underwriting discounts and commissions and estimated offering expenses.

CONTRACTUAL OBLIGATIONS

For a discussion of our contractual obligations see (i) our Financial Statements and Notes to Financial Statements Note 10. Commitments and Contingencies, and (ii) Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments, included in our Annual Report on Form 10-K as of December 31, 2019. There have been no material changes to our contractual obligations in our Form 10-K for the year ended December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (VP, Finance), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2019, except for the following.

The outbreak of the novel coronavirus disease, COVID-19, could materially adversely impact our business, results of operations and financial condition, including our clinical trials.

In January 2020, the World Health Organization declared the outbreak of COVID-19 as a “Public Health Emergency of International Concern,” which continues to spread throughout the world and has adversely impacted global commercial activity and contributed to significant declines and volatility in financial markets. The COVID-19 outbreak and government responses are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. We continue to monitor the impact of the COVID-19 outbreak closely. The extent to which the COVID-19 outbreak will impact our operations or financial results is uncertain.

The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations. As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business and clinical trials, including:

•delays or difficulties in enrolling and retaining patients in our clinical trials;

•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•interruption of, or delays in receiving, supplies of our product candidate from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•limitations on employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•interruption or delays to our sourced clinical activities; and

•changes in clinical site procedures and requirements as well as regulatory requirements for conducting clinical trials during the pandemic.

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from the COVID-19 virus. For example, in March 2020, the FDA issued guidance, which FDA subsequently updated, on conducting clinical trials during the pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical trial report contingency measures implemented to manage the trial, and any disruption of the trial as a result of the COVID-19 pandemic; a list of all subjects affected by the COVID-19 pandemic related study disruption by unique subject identifier and by investigational site and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the trial.

The COVID-19 pandemic continues to revolve rapidly, with the status of operations and government restrictions evolving weekly. The extent to which the outbreak impacts our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain COVID-19 or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.

In addition, our business could be materially adversely affected by other business disruptions to us or our third-party providers that could materially adversely affect our potential future revenue and financial condition and increase our costs and expenses. Our operations, and those of our contract research organizations ("CROs"), contract manufacturing organizations ("CMOs"), and other contractors, consultants and third parties could be subject to other global pandemics, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could materially adversely affect our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidate. Our ability to obtain clinical supplies of our product candidate could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

1.1	Underwriting Agreement, dated September 29, 2020 (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on September 30, 2020).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIFF ONCOLOGY, INC.

November 5, 2020	By:	/s/ Mark Erlander
Mark Erlander
Chief Executive Officer

CARDIFF ONCOLOGY, INC.

November 5, 2020	By:	/s/ Brigitte Lindsay
Brigitte Lindsay
VP, Finance