Form 10-K
period 2020-12-31
Cardiff Oncology, Inc.
filed 2021-02-25
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $5.01 per share, which was the last sale price of the common stock as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $103,720,151.
As of February 18, 2021, 37,052,129 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

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

Our operations and business prospects are always subject to risks and uncertainties including, among others:

•the timing of regulatory submissions;

•our ability to obtain and maintain regulatory approval of our existing product candidate and any other product candidates we may develop, and the labeling under any approval we may obtain;

•approvals for clinical trials may be delayed or withheld by regulatory agencies;

•pre-clinical and clinical studies will not be successful or confirm earlier results or meet expectations or meet regulatory requirements or meet performance thresholds for commercial success;

•risks relating to the timing and costs of clinical trials, the timing and costs of other expenses;

•risks associated with obtaining funding from third parties;

•management and employee operations and execution risks;

•loss of key personnel;

•competition;

•risks related to market acceptance of products;

•intellectual property risks;

•assumptions regarding the size of the available market, benefits of our products, product pricing, timing of product launches;

•risks associated with the uncertainty of future financial results;

•our ability to attract collaborators and partners; and

•risks associated with our reliance on third party organizations.

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

Risk Factor Summary

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to Our Business

•We are a clinical stage company and may never earn a profit.

•We will need to raise substantial additional capital to develop and commercialize onvansertib and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.

•Our product candidate, onvansertib, is in the early stages of clinical development and its commercial viability remains subject to current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidate, our business will be materially harmed.

•If the results of preclinical studies or clinical trials for our product candidate, including those that are subject to existing or future license or collaboration agreements, are unfavorable or delayed, we could be delayed or precluded from the further development or commercialization of our product candidate, which could materially harm our business.

•If third party vendors upon whom we intend to rely on to conduct our preclinical studies or clinical trials do not perform or fail to comply with strict regulations, these studies or trials of our product candidate may be delayed, terminated, or fail, or we could incur significant additional expenses, which could materially harm our business.

•We, and our collaborators, must comply with extensive government regulations in order to advance our product candidate through the development process and ultimately obtain and maintain marketing approval for our products in the U.S. and abroad.

•We have limited experience in the development of therapeutic product candidates and therefore may encounter difficulties developing our product candidate or managing our operations in the future.

•Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

•Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.

•The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidate, our business will be substantially harmed.

•If our product candidate is unable to compete effectively with marketed drugs targeting similar indications as our product candidate, our commercial opportunity will be reduced or eliminated.

•If the manufacturers upon whom we rely fail to produce our product candidate, in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our product candidate.

•Our product candidate, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.

•If we materially breach or default under the Nerviano Agreement, Nerviano will have the right to terminate the agreement and we could lose critical license rights, which would materially harm our business.

•The outbreak of the novel coronavirus disease, COVID-19, could materially adversely impact our business, results of operations and financial condition, including our clinical trials.

Risks Related to Our Intellectual Property

•If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage.

Risks Related to Ownership of Our Common Stock

•Our common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

•Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

PART I

ITEM 1. BUSINESS
We are a clinical-stage, biotechnology company, developing new treatment options for cancer patients in indications with the greatest medical need, including KRAS-mutated metastatic colorectal cancer (“mCRC”), pancreatic cancer, metastatic castrate-resistant prostate cancer (“mCRPC”) and leukemias. By integrating biomarkers into our clinical development programs, we will be able to identify patients who are most likely to respond to treatment across a number of cancer types and associated indications.

Our drug candidate, onvansertib, is a first-in-class, third-generation, oral and highly selective Polo-like Kinase 1 (“PLK1”) adenosine triphosphate (“ATP”) competitive inhibitor. PLK1 is essential for precisely regulating the cell division and maintaining genome stability in mitosis (cell division), spindle assembly, and DNA damage response. Studies have shown that PLK1 is over-expressed in most cancers, which is associated with poor prognosis in patients. Data has shown that blocking the expression of PLK1 by kinase inhibitors can effectively inhibit proliferation and induce apoptosis (death) of tumor cells.

On March 15, 2017, we announced the licensing of onvansertib from Nerviano Medical Sciences S.r.l. (“Nerviano”), the largest company in Italy committed to innovation and research and development in oncology and a leader in protein kinase drug development (Polo-like Kinase Inhibitors).

We believe onvansertib is the only PLK1 selective ATP competitive inhibitor administered orally with apparent antitumor activity in different preclinical models currently in clinical development. PLK1 is the most well-characterized member of the family of serine/threonine protein kinases and strongly promotes the progression of cells through mitosis. PLK1 performs several important functions throughout the mitotic (M) phase of the cell cycle, including the regulation of centrosome maturation and spindle assembly, the removal of cohesins from chromosome arms, the inactivation of anaphase-promoting complex/cyclosome inhibitors, and the regulation of mitotic exit and cytokinesis. PLK1 is ubiquitously expressed in normal proliferating tissues and is over-expressed in a wide variety of human tumors (including lung, colon, prostate, ovary, breast, and head and neck squamous cell carcinoma). Onvansertib was developed to have high selectivity for PLK1, to be administered orally, and to have a relatively short drug half-life of approximately 24 hours compared to previous pan Polo-like inhibitors.

Onvansertib has been tested in-vivo in different xenograft and transgenic models at times suggesting tumor growth inhibition or tumor regression. Onvansertib has been tested for antiproliferative activity on a panel of 148 tumor cell lines and appeared highly active with an IC50 (a measure concentration for 50% target inhibition) below 100 nM in 75 cell lines and IC50 values below 1 uM in 133 out of 148 cell lines.

A Phase 1 safety study was successfully completed in patients with advanced metastatic solid tumors and published in 2017 in Investigational New Drugs. We have four active Investigational New Drug (“IND”) applications in place with the U.S. Food and Drug Administration (“FDA”), and three ongoing clinical studies. The first study is TROV-052 (ClinicalTrials.gov Identifier NCT03303339), a Phase 1b/2 open-label clinical trial of onvansertib in combination with standard-of-care low-dose cytarabine (“LDAC”) or decitabine for patients with relapsed or refractory AML. The second study is TROV-053 (ClinicalTrials.gov Identifier NCT03414034), a Phase 2 open-label clinical trial of onvansertib in combination with Zytiga® (abiraterone acetate)/prednisone, all administered orally, for patients with metastatic Castration-Resistant Prostate Cancer (“mCRPC”). The third study is TROV-054 (ClincalTrials.gov Identifier NCT03829410), a Phase 1b/2 open-label clinical trial of onvansertib in combination with FOLFIRI (folinic acid, fluorouracil and irinotecan) and Avastin® (bevacizumab) for patients with mCRC, who have a KRAS mutation. A new Phase 2 trial of onvansertib in combination with nanoliposomal irinotecan, leucovorin and fluorouracil for the second-line treatment of patients with metastatic pancreatic ductal adenocarcinoma (PDAC) is planned for initiation in the first half of 2021 (ClinicalTrials.gov Identifier NCT04752696)

Development of onvansertib, as part of a combination regimen with already approved drugs, has the potential to bring new treatment options to patients across a wide array of cancers. Onvansertib has been evaluated preclinically in combination with several different chemotherapies, including irinotecan, cisplatin, cytarabine, doxorubicin, gemcitabine and paclitaxel, and with targeted therapeutics such as abiraterone, histone deacetylase (HDAC) inhibitors, fms-like tyrosine kinase 3 (FLT3) inhibitors, and bortezomib. These therapies are used clinically for the treatment of many hematologic and solid cancers, including acute myeloid leukemia (AML), non-Hodgkin’s lymphoma (NHL), metastatic CRC, metastatic castration resistant prostate cancer (mCRPC), adrenocortical carcinoma (ACC), triple negative breast cancer (TNBC), small cell lung cancer (SCLC), and ovarian cancer.

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

We are utilizing the existing IND applications to develop onvansertib in solid tumors as part of our clinical development expansion plans, with our initial focus in mCRC and mCRPC.

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

The Phase1b segment of this clinical study has been conducted at two prestigious cancer centers: USC Norris Comprehensive Cancer Center and The Mayo Clinic Arizona. Dr. Heinz-Josef Lenz, Associate Director for Clinical Research and Co-Leader of the Gastrointestinal Cancers Program at the USC Norris Comprehensive Cancer Center, is the principal investigator for the Phase 1b/2 mCRC trial. The Phase 2 segment is being conducted at USC Norris Comprehensive Cancer Center, the Mayo Clinic (Arizona, Minnesota and Florida), Kansas University Medical Center and CARTI Cancer Research.

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

The Phase 1b/2 clinical study is an open-label trial to evaluate the safety and anti-leukemic activity of onvansertib in combination with standard-of-care chemotherapy in patients with AML. Phase 1b is a dose escalation trial to evaluate the safety, tolerability, dose and scheduling of onvansertib, and to determine a recommended clinical treatment dose for the Phase 2 continuation trial. Enrollment of Phase 2 was completed in 2020.

Pharmacokinetics of onvansertib and correlative biomarker activity have been assessed throughout the Phase 1b and Phase 2 segments of the trial. The Phase 2 continuation trial is open-label with administration of the recommended onvansertib clinical dose in combination with standard-of-care chemotherapy to further evaluate safety and assess efficacy.

In 2019, we completed the Phase 1b segment of this trial and enrollment in Phase 2 was completed in October 2020.
A total of eight sites are conducting this trial, which is being led by Hematologist Amer Zeidan, MBBS, MHS, Assistant Professor of Medicine at Yale School of Medicine, Hematology expert at Yale Cancer Center.
Optimizing Drug Development with Correlative Biomarker Analysis using Circulating Tumor DNA
We have significant experience and expertise with biomarkers and technology in cancer. In our ongoing clinical trial in KRAS-mutated mCRC, we are quantitatively assessing changes in the KRAS mutational burden with a simple blood test. Decreases in KRAS mutant allelic frequency (MAF) after the first cycle of treatment are highly predictive of subsequent radiographic response observed as tumor shrinkage.

Technological advancements in the molecular characterization of cancers have enabled researchers to identify an increasing number of key molecular drivers of cancer progression. These discoveries have led to multiple novel anticancer therapeutics and clinical benefit in selected patient populations. As a clinical-stage biotechnology company developing new treatment options for cancer patients in indications with the greatest medical need, our objective is to optimize drug development by using our biomarker strategy as part of our approach.

Our laboratory in San Diego, California, enables us to optimize drug development and patient care. In the clinical development of our drug candidate, onvansertib, correlative biomarker analyses are being used to help inform decisions in the evaluation of dose-response and optimal regimen for desired pharmacologic effect and safety. Additionally, some biomarkers can be used as a surrogate endpoint for efficacy and/or toxicity, as well as predicting patients’ response by identifying certain patient populations that are more likely to respond to the drug therapy.

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

The Market

Onvansertib

We are a clinical-stage biotechnology company with our primary focus on the development of our drug candidate, onvansertib, a first-in-class, third generation, oral and highly selective PLK1 inhibitor to treat solid tumor cancers and hematologic malignancies.

There have been several drug candidates in this class of targeted oncology therapeutics to enter clinical trials; however, we believe onvansertib is the only oral candidate currently in clinical trials and is differentiated from other ATP competitive inhibitors in that:

•its inhibition of PLK1 is highly-selective and the half maximal inhibitory concentration (IC50) for PLK2 and PLK3 is over 5,000-fold of that for PLK1;

•it has a relatively short half-life of approximately 24 hours;

•it is available in an oral gelcap formulation;

•it allows for flexible dosing and scheduling;

•it has demonstrated safety, tolerability and preliminary efficacy; and

•it is synergistic in combination with numerous chemotherapies and targeted therapeutics, which may enhance efficacy and duration of response.

The unacceptable toxicity of prior PLK inhibitors, such as volasertib from Boehringer Ingelheim, may be due to non-selective inhibition of PLK2 and PLK3 and a much longer half-life (approximately 135 hours) that could result in drug accumulation, which ultimately may have led to unsatisfactory clinical and safety outcomes.

In 2018, we initiated a Phase 1b/2 open-label clinical trial of onvansertib in combination with standard-of-care chemotherapy in AML patients to evaluate the safety/tolerability, determine the maximum tolerated dose (“MTD”), and assess preliminary efficacy. This study is on file at ClinicalTrials.gov with the Identifier NCT03303339. We also initiated a Phase 2 open-label clinical trial in patients with mCRPC in combination with Zytiga®. The mCRPC Phase 2 trial is on file at ClinicalTrials.gov with the Identifier NCT03414034. In 2019 we initiated a Phase 1b/2 open-label clinical trial in mCRC in patients with a KRAS mutation in combination with FOLFIRI and Avastin® in the second-line treatment setting. This study is on file at ClinicalTrials.gov with the Identifier NCT03829410. As of December 2020 we have four active IND applications in place with the FDA, one with the hematologic division and three with the solid tumor division. This enables us to quickly initiate additional clinical trials of our drug candidate, onvansertib, in solid tumor cancers and hematologic malignancies.

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

One of the largest costs associated with development of a new therapy is the phases and size of human clinical studies required to identify the cohort of responders, and the resulting statistical power required. By measuring specific genetic markers, it may be possible to pre-identify, and subsequently screen for, the most likely responders to the therapy, and to limit patient recruitment to this subset. This strategy could significantly reduce the cost to develop a drug and improve development timelines. We believe that there is significant research potential technology and expertise to be incorporated into ongoing and future clinical trial protocols, and ultimately into post-approval patient identification protocols.

Our Business Strategy

We are a clinical-stage, biotechnology company, developing new treatment options for cancer patients in indications with the greatest medical need, including KRAS-mutated mCRC, pancreatic cancer, mCRPC and leukemia. By integrating biomarkers into our clinical development programs, we believe we will be able to identify patients who are most likely to respond to treatment. Specifically, we are developing onvansertib, a first-in-class, third generation PLK1 inhibitor that targets mitosis (cell division) to treat a variety of cancers and associated indications.

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

Research and development expenses for the years ended December 31, 2020 and 2019 were approximately $11.2 million and $11.2 million, respectively.

Intellectual Property

We consider the protection of our proprietary technologies and products, as well as our ability to maintain patent protection that covers the composition of matter of our product candidates, their methods of use, and other related technologies and inventions, to be a critical element in the success of our business.  As of December 31, 2020, our owned and licensed intellectual property included 57 issued patents and 11 pending patent applications in the U.S. and abroad. The pending patent applications include multiple international patent applications filed under the Patent Cooperation Treaty that may be used as the basis for multiple additional patent applications worldwide.

We plan to protect our intellectual property position by, among other things, licensing or filing our own U.S. and foreign patent applications related to our proprietary technologies and products, and any inventions or improvements that are important to the development and implementation of our business. We also may seek patent protection, if available, with respect to biomarkers and diagnostic methods that may be used to determine optimal patient populations for use of our product candidates.

Our license agreement with Nerviano dated March 15, 2017 grants us exclusive, worldwide licenses under a portfolio of three patent families of U.S. and foreign patents covering three broad areas: (1) onvansertib (composition of matter), related compounds and processes for making compounds; pharmaceutical compositions and methods of treating diseases characterized by dysregulated protein kinase activity; (2) salts and pharmaceutical compositions of onvansertib; methods of treating mammals in need of PLK inhibition; and (3) synergistic combinations of onvansertib and one or more of a broad range of antineoplastic agents, and pharmaceutical compositions of those combinations. Patents of this licensed portfolio will expire between 2027 and 2030. U.S. patents of this licensed patent portfolio will expire in 2030, with patent term extension up to 2035.

On September 19, 2018, we entered into an Exclusive Patent License Agreement with MIT to a patent family directed to combination therapies including an antiandrogen or androgen antagonist and a polo-like kinase inhibitor (such as onvansertib) for the treatment of cancer. The license agreement covers the rights to develop combination therapies and identified predictive clinical biomarkers across cancer types, expanding potential indications for onvansertib. Under the agreement, Cardiff Oncology has exclusive rights to develop, make, use, and sell combination therapies that include an anti-androgen or androgen antagonist and a PLK inhibitor for the treatment of cancer. The exclusive license agreement is part of our strategy to explore the efficacy of onvansertib in combination with anti-androgen drugs in cancers including prostate, breast, pancreatic, lung and gastrointestinal.

The licensed MIT patent family includes U.S. Patent Nos. 9,566,280, 10,155,006, and 10,772,898, which will expire in 2035, with patent term extension up to 2040. U.S. Patent No. 9,566,280 encompasses using abiraterone in combination with onvansertib to treat cancer. U.S. Patent Nos. 10,155,006 and 10,772,898 broaden previously issued U.S. Patent No. 9,566,280, by expanding the use of onvansertib to encompass combination therapies with any anti-androgen and androgen antagonist drug, such as Zytiga®, Xtandi® and Erleada® for the treatment of metastatic and non-metastatic castrate-resistant prostate cancer.

Our owned intellectual property included eight patent families related to onvansertib. These families include patent applications directed to treating cancer using PLK1 inhibitors and determining efficacy of the treatment, treating benign prostatic hyperplasia using onvansertib, treating prostate cancer using PLK1 inhibitors, determining efficacy of PLK1 treatment based on biomarkers, and treating leukemia and lymphoma using combination therapies including a B-cell lymphoma 2 and a PLK1 inhibitor. Any patents issued in these families will expire between 2039 and 2041.

Wherever possible, we seek to protect our inventions by filing U.S. patent applications as well as foreign counterpart applications in select countries. Because patent applications in the U.S. are maintained in secrecy for at least eighteen months after the applications are filed, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our issued or pending patent applications, or that we were the first to file for protection of inventions set forth in such patent applications. Our planned or potential products may be covered by third-party patents or other intellectual property rights, in which case continued development and marketing of our products would require a license. Required licenses may not be available to us on commercially acceptable terms, if at all. If we do not obtain these licenses, we could encounter delays in product introductions while we attempt to design around the patents, or we could find that the development, manufacture or sale of products requiring such licenses are not possible.

In addition to patent protection, we also rely on know-how, trade secrets and the careful monitoring of proprietary information, all of which can be difficult to protect. We seek to protect some of our proprietary technologies and processes by entering into confidentiality agreements with our employees, consultants, and contractors. These agreements may be breached, we may not have adequate remedies for any breach and our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees or our consultants or contractors use intellectual property owned by others in their work for us, disputes may also arise as to the rights in related or resulting know-how and inventions.

Manufacturing and Distribution
We have a supply agreement with NerPharMa, S.r.l., a GMP and FDA validated pharmaceutical manufacturing company and a subsidiary of Nerviano, to manufacture drug product for onvansertib. The agreement covers the clinical and commercial supply of onvansertib, and includes both Active Pharmaceutical Ingredients (“API”) and Good Manufacturing Process (“GMP”) production of capsules.

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

Additionally, the FDA will inspect the facility or the facilities at which the drug product is manufactured. The FDA will not approve the NDA or, in the case of a biologic, the BLA unless compliance with Current Good Manufacturing Process ("CGMPs") is satisfactory and the marketing application contains data that provide substantial evidence that the product is safe and effective in the indication studied. Manufacturers of biologics also must comply with FDA’s general biological product standards.

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

Healthcare Reform in the United States

In the United States, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect the future results of pharmaceutical manufactures’ operations. In particular, there have been and continue to be a number of initiatives at the federal and state levels that seek to reduce healthcare costs. The Patient Protection and Affordable Care Act (“PPACA”) was enacted in March 2010, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

•an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”;

•a licensure framework for follow-on biologic products;

•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;

•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price (“AMP”);

•a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;

•extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•expansion of the entities eligible for discounts under the Public Health program.

    Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. During President Trump's administration, he signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act of 2017 (“TCJA”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the PPACA.

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

Competition

Onvansertib is not the first PLK inhibitor that has entered clinical development; however, we believe it currently is the only oral PLK1 inhibitor in active clinical development and delivers highly selective PLK1 inhibition. Onvansertib is also synergistic in combination with numerous chemotherapies and targeted therapeutics and may enhance and/or extend response to treatment across a number of solid tumor cancers and hematologic malignancies.

A Phase 1 trial in advanced metastatic solid tumor cancers has been completed and published in Investigational New Drugs. A Phase 1b/2 trial in AML was initiated in November 2017, with the first patient treated in February, 2018 and a total of eight sites participating. A Phase 2 trial in mCRPC was initiated in June, 2018 with the Harvard Medical Cancer Centers - Beth Israel Deaconess Medical Center, Dana Farber Cancer Institute and Massachusetts General Hospital - with the first patient treated in August, 2018. A Phase 1b/2 trial in mCRC was initiated in July, 2019 with USC Norris Comprehensive Cancer Center and The Mayo Clinic (Arizona) - with the first patient treated in August, 2019. At the end of 2020 and early 2021, five additional sites were added including The Mayo Clinics (Minnesota and Florida), CARTI Cancer Center, Kansas University Medical Center and Inova Schar Cancer Institute.

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

Other PLK inhibitors that have been evaluated include rigosertib (Oncova) and CY140 (Cyclacel). Rigosertib, a non-targeted broad-spectrum multi-kinase inhibitor (RAF, PI3K, PLK), was evaluated for myelodysplastic syndrome (“MDS”), and failed to achieve the primary endpoint of overall survival in a Phase 3 trial (2020). CY140, an inhibitor of PLK1, PLK2 and PLK3, is currently in a phase 1 first-in-human study for advanced leukemias and MDS (2020).

Human Capital

The human capital objectives we focus on in managing our business include attracting, developing, and retaining key personnel. Our employees are critical to the success of our organization and we are committed to supporting our employees’ professional development. We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive shareholder value. We provide competitive compensation and benefits to attract and retain key personnel, while also providing a safe, inclusive and respectful workplace.

As of February 18, 2021, we had a total of 12 employees, 11 of whom were full-time. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Corporation Information

We were originally incorporated under the laws of the State of Florida in April 2002. In January 2010, we re-incorporated under the laws of the State of Delaware and changed our name to Trovagene, Inc. In May 2012, our common stock was listed on The Nasdaq Capital Market under the ticker symbol TROV. In May 2020 we changed our name to Cardiff Oncology, Inc. and our Nasdaq ticker symbol changed to CRDF. Our corporate website address is www.cardiffoncology.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at www.cardiffoncology.com as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Annual Report on Form 10-K. These reports are also available at www.sec.gov.

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

Risks Related to Our Business
We are a clinical stage company and may never earn a profit.
We are a clinical stage company and have incurred losses since our formation. As of December 31, 2020, we have an accumulated total deficit of approximately $231.5 million. For the fiscal years ended December 31, 2020 and 2019, we had a net loss attributable to common stockholders of approximately $22.6 million and $16.7 million, respectively. To date, we have experienced negative cash flow from development of our product candidate, onvansertib. We have generated limited revenue from operations, and we expect to incur substantial net losses for the foreseeable future as we seek to further develop and commercialize onvansertib. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from onvansertib or attain profitability, we will not be able to sustain operations.
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
As of December 31, 2020, our cash and cash equivalents balance was approximately $131.0 million and our working capital was approximately $127.2 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidate. We have historically relied upon private and public sales of our equity, as well as debt financings to fund our operations. In order to raise additional capital, we may seek to sell additional equity and/or debt securities or obtain a credit facility or other loan, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidate, restrict our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital at acceptable terms would result in a material and adverse impact on our operations.

Our product candidate, onvansertib, is in the early stages of clinical development and its commercial viability remains subject to current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidate, our business will be materially harmed.

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

Our product candidate must satisfy rigorous regulatory standards of safety and efficacy before we can advance or complete its clinical development or it can be approved for sale. To satisfy these standards, we must engage in expensive and lengthy preclinical studies and clinical trials, develop acceptable manufacturing processes, and obtain regulatory approval of our product candidate. Despite these efforts, our product candidate may not:

•offer therapeutic or other medical benefits over existing drugs or other product candidates in development to treat the same patient population;

•be proven to be safe and effective in current and future preclinical studies or clinical trials;

•have the desired effects;

•be free from undesirable or unexpected effects;

•meet applicable regulatory standards;

•be capable of being formulated and manufactured in commercially suitable quantities and at an acceptable cost; or

•be successfully commercialized by us or by collaborators.

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

In addition, we may experience numerous unforeseen events during, or as a result of, preclinical studies and the clinical trial process, which could delay or impede our ability to advance the development of, receive regulatory approval for, or commercialize our product candidate, including, but not limited to:

•communications with the FDA, or similar regulatory authorities in different countries, regarding the scope or design of a trial or trials;

•regulatory authorities, including an IRB or Ethical Committee (“EC”), not authorizing us to commence or conduct a clinical trial at a prospective trial site;

•enrollment in our clinical trials being delayed, or proceeding at a slower pace than we expected, because we have difficulty recruiting patients or participants dropping out of our clinical trials at a higher rate than we anticipated;

•our third party contractors, upon whom we rely for conducting preclinical studies, clinical trials and manufacturing of our trial materials, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•having to suspend or ultimately terminate our clinical trials if participants are being exposed to unacceptable health or safety risks;

•IRBs, ECs or regulators requiring that we hold, suspend or terminate our preclinical studies and clinical trials for various reasons, including non-compliance with regulatory requirements; and

•the supply or quality of drug material necessary to conduct our preclinical studies or clinical trials being insufficient, inadequate or unavailable.

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

•adversely impact our ability to raise sufficient capital to fund the development of our product candidate;

•adversely affect our ability to further develop or commercialize our product candidate;

•diminish any competitive advantages that we or our collaborators may have or attain; and

•adversely affect the receipt of potential milestone payments and royalties from the sale of our products or product revenues.

Furthermore, any regulatory approvals, if granted, may later be withdrawn. If we or our collaborators fail to comply with applicable regulatory requirements at any time, or if post-approval safety concerns arise, we or our collaborators may be subject to restrictions or a number of actions, including:

•delays, suspension or termination of clinical trials related to our products;

•refusal by regulatory authorities to review pending applications or supplements to approved applications;

•product recalls or seizures;

•suspension of manufacturing;

•withdrawals of previously approved marketing applications; and

•fines, civil penalties and criminal prosecutions.

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

Furthermore, we have adopted an operating model that largely relies on the outsourcing of a number of responsibilities and key activities to third-party consultants, and contract research and manufacturing organizations in order to advance the development of our product candidate. Therefore, our success depends in part on our ability to retain highly qualified key management, personnel, and directors to develop, implement and execute our business strategy, operate the company and oversee the activities of our consultants and contractors, as well as academic and corporate advisors or consultants to assist us in this regard. We are currently highly dependent upon the efforts of our management team. In order to develop our product candidate, we need to retain or attract certain personnel, consultants or advisors with experience in drug development activities that include a number of disciplines, including research and development, clinical trials, medical matters, government regulation of pharmaceuticals, manufacturing, formulation and chemistry, business development, accounting, finance, regulatory affairs, human resources and information systems. We are highly dependent upon our senior management and scientific staff, particularly Mark Erlander, our Chief Executive Officer (“CEO”). The loss of services of Dr. Erlander or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidate.

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

Our product candidate could fail to receive regulatory approval for many reasons, including the following:

•the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

•the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•the FDA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners; and

•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

As a developer of pharmaceuticals, even though we do not intend to make referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse, false claims and patients’ privacy rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse laws and patient privacy laws of both the federal government and the states in which we conduct our business. The laws include:

•the federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing information to customers;

•the federal Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug manufacturing and product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

We expect that our ability to compete effectively will depend upon our ability to:

•successfully identify and develop key points of product differentiations from currently available therapies;

•successfully and rapidly complete clinical trials and submit for and obtain all requisite regulatory approvals in a cost-effective manner;

•maintain a proprietary position for our products and manufacturing processes and other related product technology;

•attract and retain key personnel;

•develop relationships with physicians prescribing these products; and

•build an adequate sales and marketing infrastructure for our product candidates.

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

If our product candidate is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product by physicians, healthcare professionals and third-party payors and our profitability and growth will depend on a number of factors, including:

•demonstration of safety and efficacy;

•changes in the practice guidelines and the standard of care for the targeted indication;

•relative convenience and ease of administration;

•the prevalence and severity of any adverse side effects;

•budget impact of adoption of our product on relevant drug formularies and the availability, cost and potential advantages of alternative treatments, including less expensive generic drugs;

•pricing, reimbursement and cost effectiveness, which may be subject to regulatory control;

•effectiveness of our or any of our partners’ sales and marketing strategies;

•the product labeling or product insert required by the FDA or regulatory authority in other countries; and

•the availability of adequate third-party insurance coverage or reimbursement.

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

We do not own or operate any manufacturing facilities. We intend to rely on GMP, FDA validated third-party contractors, at least for the foreseeable future, to formulate and manufacture these preclinical and clinical materials. Our reliance on third-party contract manufacturers exposes us to a number of risks, any of which could delay or prevent the completion of our preclinical studies or clinical trials, or the regulatory approval or commercialization of our product candidate, result in higher costs, or deprive us of potential product revenues. Some of these risks include:

•our third-party contractors failing to develop an acceptable formulation to support later-stage clinical trials for, or the commercialization of, our product candidates;

•our contract manufacturers failing to manufacture our product candidate according to their own standards, our specifications, CGMPs, or otherwise manufacturing material that we or the FDA may deem to be unsuitable in our clinical trials;

•our contract manufacturers being unable to increase the scale of, increase the capacity for, or reformulate the form of our product candidate. We may experience a shortage in supply, or the cost to manufacture our products may increase to the point where it adversely affects the cost of our product candidate. We cannot assure you that our contract manufacturers will be able to manufacture our products at a suitable scale, or we will be able to find alternative manufacturers acceptable to us that can do so;

•our contract manufacturers placing a priority on the manufacture of their own products, or other customers’ products;

•our contract manufacturers failing to perform as agreed or not remain in the contract manufacturing business; and

•our contract manufacturers’ plants being closed as a result of regulatory sanctions or a natural disaster.

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

In addition, the Nerviano Agreement requires us to make certain payments, including license fees, milestone payments, royalties, and other such terms typically required under licensing agreements and these types of technology in-licenses generally could make it difficult for us to find corporate partners and less profitable for us to develop product candidates utilizing these existing product candidates and technologies.

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

We are a small company with 13 employees as of December 31, 2020. Future growth of our company will impose significant additional responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development of our product candidate. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

•manage our clinical studies effectively;

•integrate additional management, administrative, manufacturing and regulatory personnel;

•maintain sufficient administrative, accounting and management information systems and controls; and

•hire and train additional qualified personnel.

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

In the United States and foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs. In 2010, the PPACA was enacted, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

•an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•implementation of the federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act”;

•a licensure framework for follow-on biologic products;

•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending;

•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the AMP;

•a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidates, that are inhaled, infused, instilled, implanted or injected;

•extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•expansion of the entities eligible for discounts under the Public Health program.

Some of the provisions of the PPACA have yet to be implemented, and there have been legal and political challenges to certain aspects of the PPACA. During President Trump's administration, he signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed repeal legislation, the TCJA includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the PPACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the PPACA.

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

The COVID-19 pandemic continues to evolve rapidly, with the status of operations and government restrictions evolving weekly. The extent to which the outbreak impacts our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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
The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. For example, during the year ended December 31, 2020, the closing price of our common stock ranged from a low of $0.74 to a high of $24.71. These fluctuations may be due to various factors, many of which are beyond our control, including:
•technological innovations or new products and services introduced by us or our competitors;

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

•the establishment of partnerships with clinical reference laboratories;

•healthcare legislation;

•intellectual property disputes;

•additions or departures of key personnel;

•sales of our common stock;

•our ability to integrate operations, technology, products and services;

•our ability to execute our business plan;

•operating results below expectations;

•loss of any strategic relationship;

•industry developments;

•economic and other external factors;

•catastrophic weather and/or global disease outbreaks, such as the recent COVID-19 pandemic; and

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

General Risk Factors

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease laboratory and office space for our headquarters in San Diego, California under a lease agreement, as amended from time to time, that expires in December 2021. We (as a sublessor) also sublease portions of our facility to third parties under three separate subleases. We believe that our facilities are adequate for our current and near-term needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information

Our common stock has traded on The Nasdaq Capital Market under the symbol “CRDF” since May 8, 2020, and was previously traded as “TROV” from May 30, 2012 to May 7, 2020.
Number of Stockholders

As of February 18, 2021, we had approximately 58 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K for information about our equity compensation plans which is incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
We are a clinical stage biotechnology company, developing new treatment options for cancer patients in indications with the greatest medical need. Our goal is to overcome resistance, extend duration of response and increase overall survival. We are developing onvansertib, a first-in-class, third-generation Polo-like Kinase 1 ("PLK1") inhibitor, in combination with standard-of-care chemotherapy and targeted therapeutics. Our clinical development programs incorporate tumor genomics and biomarker technology to enable assessment of patient response to treatment.

We licensed onvansertib from Nerviano Medical Sciences ("NMS") pursuant to a license agreement with NMS dated March 13, 2017. This exclusive, world-wide license agreement includes 3 issued patents for onvansertib which cover composition of matter, salt forms of onvansertib and combination of onvansertib with other drugs.

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

Onvansertib has been evaluated preclinically in combination with several different chemotherapies, including irinotecan, cisplatin, cytarabine, doxorubicin, gemcitabine and paclitaxel, and with targeted therapeutics such as abiraterone, histone deacetylase ("HDAC") inhibitors, fms-like tyrosine kinase 3 ("FLT3") inhibitors, and bortezomib. These therapies are used clinically for the treatment of many hematologic and solid cancers, including acute myeloid leukemia ("AML"), non-Hodgkin’s lymphoma ("NHL"), metastatic CRC, metastatic castration resistant prostate cancer ("mCRPC"), adrenocortical carcinoma ("ACC"), triple negative breast cancer ("TNBC"), small cell lung cancer ("SCLC"), and ovarian cancer.

We believe the high-selectivity of onvansertib to PLK1, its 24-hour half-life and oral bioavailability, as well as its demonstrated safety and tolerability, with expected on-target, easy to manage and reversible side effects, may prove beneficial in addressing clinical therapeutic needs across a variety of cancers.

Clinical Program Updates

We currently have three active clinical trials:
•TROV-054 is a Phase 1b/2 open-label clinical trial of onvansertib in combination with FOLFIRI and bevacizumab ("Avastin®") for the second line treatment of patients with KRAS-mutated mCRC, which is being conducted at 6 clinical trial sites across the U.S. - USC Norris Comprehensive Cancer Center, The Mayo Clinic Cancer Centers (Arizona, Minnesota and Florida), Kansas University Medical Center ("KUMC") and CARTI Cancer Center;
•TROV-053 is a Phase 2 open-label clinical trial of onvansertib in combination with abiraterone acetate (Zytiga®) and prednisone in patients with mCRPC, which is being conducted at Beth Israel Deaconess Medical Center ("BIDMC"), Dana-Farber Cancer Institute ("DFCI"), and Massachusetts General Hospital ("MGH");
•TROV-052 is a Phase 2 open-label clinical trial of onvansertib in combination with standard-of-care chemotherapy, decitabine, in patients with relapsed or refractory AML, which is being conducted at nine sites across the U.S. The Phase 1b portion of the AML trial was completed in the fourth quarter of 2019 and enrollment in Phase 2 was completed in October 2020.

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

Data presented on January 15, 2021, at the American Society of Clinical Oncology Gastrointestinal Cancers Symposium (“ASCO-GI”), demonstrated the safety and efficacy of onvansertib. Of the 12 patients evaluable for efficacy, 5

(42%) achieved a partial response (PR); 4 patients had a confirmed PR; 1 patient went on to curative surgery; 1 patient with a non-confirmed PR went off study due to an unrelated event prior to their 16-week confirmatory scan. 8 (67%) patients showed a durable response to treatment of >6 months with a range from 6.1 to 13.7 months. Time to achieving a PR ranges from 2 to 6 months in patients on treatment. 10 of 12 patients had a KRAS variant detected by ddPCR at baseline (all had a KRAS mutation detected by NGS). Clinical responses were observed across different KRAS variants, including the 3 most common in CRC. The greatest decreases in KRAS mutant allelic frequency (MAF) after 1 cycle of treatment were observed in patients achieving a PR (ranging from -78% to -100%), while the 2 patients who progressed showed a more modest reduction in KRAS MAF (-55% and -26%). Patients with PR and stable disease (SD) tended to have lower on-treatment KRAS MAF than patients with early progressive disease (PD). Onvansertib in combination with FOLFIRI/bevacizumab is safe and well tolerated with only 9% of all adverse events (AEs) being grade 3 or 4. Grade 4 adverse events were attributed to the 5-FU bolus component of the combination regimen, which was eliminated in subsequent cycles of treatment per protocol and institutional guidelines. The only G3/G4 AEs reported in ≥2 patients were neutropenia (n=8), which were managed by dose delay, growth factor therapy and/or discontinuation of the 5-FU bolus; no patients went off trial due to neutropenia. No major or unexpected toxicities were attributed to onvansertib.

Key News Releases

On January 15, 2021, we announced an electronic poster presentation of clinical data further demonstrating the clinical benefit of onvansertib in KRAS-mutate mCRC and initial findings from our Expanded Access Program (EAP) in mCRC.

On September 17, 2020, we announced an electronic poster presentation of clinical data further demonstrating the safety, efficacy and durability of response of onvansertib in KRAS-mutated mCRC patients at the European Society of Medical Oncology ("ESMO") Virtual Congress 2020.

On June 9, 2020, we announced the initiation of our Expanded Access Program ("EAP") for onvansertib, in combination with standard-of-care FOLFIRI and bevacizumab, for second-line treatment of patients with KRAS-mutated mCRC. This announcement followed the FDA granting Fast Track Designation for onvansertib in KRAS-mutated mCRC.

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

Data presented on February 11, 2021, at the American Society of Clinical Oncology Genitourinary Cancers Symposium (“ASCO-GU”) demonstrated safety and efficacy of onvansertib in combination with abiraterone. Arms A (n=17) and B (n=12) showed similar efficacy with 29% and 25% of patients achieving the primary endpoint and 53% and 42% of patients with SD at 12 weeks, respectively. The more continuous dosing schedule of Arm C (n=8) has shown a higher response rate with 63% of patients, to-date, achieving the primary endpoint and 75% with SD at 12 weeks. Efficacy was observed in patients harboring AR alterations across all 3 arms. ctDNA analysis revealed differences in baseline genomic profiles of patients achieving SD at 12 weeks vs patients progressing before or at 12 weeks. Mutations exclusively present in patients with SD were associated with cell cycle and DNA repair pathways that may result in increased sensitivity to onvansertib and efficacy of the combination. Onvansertib + abiraterone has demonstrated safety across all 3 dosing schedules.

Key News Releases

On February 11, 2021, we announced an electronic poster presentation of clinical data further demonstrating the safety, efficacy and durability of response in patient with mCRPC at the American Society of Clinical Oncology Genitourinary Cancers Symposium (“ASCO-GU”).

AML

TROV-052 is a Phase 2 Study of onvansertib in combination with standard-of-care chemotherapy, decitabine, for the treatment of patients with relapsed or refractory acute myeloid leukemia ("AML"). The Phase 1b portion of this trial was completed in the fourth quarter of 2019.

The objective of this trial is to evaluate the DLTs and MTD or RP2D of onvansertib (Phase 1b – completed in October 2019). In Phase 2, the objective is to assess the safety, tolerability and preliminary efficacy of the combination of onvansertib at the RP2D and decitabine in patients with relapsed or refractory AML (Phase 2 enrollment completed in October 2020). Additionally, as a correlative objective, this trial is evaluating potential pharmacodynamic ("PD") and diagnostic biomarkers of onvansertib in patients with AML. We were granted Orphan Drug Designation ("ODD") for onvansertib for the treatment of AML from the FDA and the European Commission.

Data presented on December 6, 2020 at the 62nd American Society of Hematology ("ASH") conference, demonstrated the safety, tolerability and anti-leukemic activity of onvansertib in combination with decitabine in patients with difficult-to-treat relapsed/refractory AML. Nine of 45 (20%) patients achieved a complete remission with or without hematologic count recovery (CR/CRi – 5 in Phase 1b and 4 in Phase 2); 55% of responders had a mutation in a splicing factor. Two patients proceeded to transplant following CR and four patients remain on treatment with duration of response of 9, 10, 17 and 20 months, respectively. Together with data demonstrating the safety and tolerability of the combination therapy, these findings highlight onvansertib’s potential to address critical unmet needs in hematologic malignancies.

Key News Releases

On December 6, 2020, we announced an electronic poster presentation of data from the Phase 1b/2 trial in AML demonstrating the safety and efficacy of onvansertib in relapsed or refractory patients at the annual American Society of Hematology (“ASH”) conference.

Financial and Company Updates

Financial

On September 29, 2020 we announced pricing of an underwritten public offering of 6,500,000 shares of our common stock at a price of $13.50 per share. The underwriters had an option to purchase an additional 975,000 shares, which was exercised in full. The offering was completed on October 2, 2020 and the gross proceeds were $100.9 million.

Company

On December 21, 2020 we announced that Dr. Thomas Adams has stepped down from his positions as Executive Chairman and Chairman of the Board of Directors and will continue to serve as a Director. Dr. Rodney Markin was appointed by the Board of Directors as our new Chairman of the Board.

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

Our accumulated deficit through December 31, 2020 is $231,495,279. To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities.

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

Accrued Clinical Trial Expenses

We expense research and development expenditures as incurred, which include costs related to clinical trial activities. We accrue costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the clinical research organizations (CROs), investigators, professional service providers, and other vendors providing clinical trial services (collectively, the “service providers”). As of December 31, 2020 our clinical trial accrual balance of $1,683,195 is included in accrued liabilities and other liabilities. Our related 2020 clinical trial expenses are included in research and development expense of $11,235,396. Certain accrued clinical trial expenses are released from service receivables classified within equity as clinical trial services are performed.

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
The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding the historical volatility of Cardiff Oncology’s common stock price, the remaining life of the warrants, and the risk-free interest rates at each period end. Accordingly, the fair value of the warrants is sensitive to changes in these estimates. At December 31, 2020 and 2019, the fair value of such warrants was $284,971 and $4,127, respectively, and was recorded as a liability under the caption “derivative financial instruments—warrants” on the balance sheet.

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
Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as described by Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

See Item 8. Financial Statements—Note 2 Basis of Presentation and Summary of Significant Accounting Policies in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Results of Operations

Years Ended December 31, 2020 and 2019
Revenues
Our total revenues were $365,993 and $244,632 for the years ended December 31, 2020 and 2019, respectively. Total revenues consisted of the following:

	For the years ended December 31,
	2020	2019	Increase/(Decrease)
Royalty income	$365,993	$243,137	$122,856
Service revenue	—	1,495	(1,495)
Total revenues	$365,993	$244,632	$121,361
The increase in revenues for the year ended December 31, 2020 as compared to the prior period is primarily from fluctuations of our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.
Research and Development Expenses
Research and development expenses consisted of the following:

	For the years ended December 31,
	2020	2019	Increase/(Decrease)
Salaries and staff costs	$1,723,601	$1,585,381	$138,220
Stock-based compensation	354,692	399,687	(44,995)
Clinical trials, outside services, and lab supplies	8,388,482	8,250,313	138,169
Facilities and Other	768,621	926,855	(158,234)
Total research and development expenses	$11,235,396	$11,162,236	$73,160

Research and development expenses increased by $73,160 to $11,235,396 for the year ended December 31, 2020 from $11,162,236 for the year ended December 31, 2019. The increase in salaries and staff costs is primarily due to promotions, merit increases and increased headcount. The increase in costs associated with clinical programs and outside service costs is primarily related to assay development and recruiting fees. Facilities and other decreased primarily due to decreased travel and conference expenses to present data related to our drug candidate, onvansertib. Due to COVID-19 presentation of data has transitioned to virtual conferences.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consisted of the following:

	For the years ended December 31,
	2020	2019	Increase/(Decrease)
Salaries and staff costs	$2,430,671	$1,955,305	$475,366
Stock-based compensation	1,410,112	485,256	924,856
Outside services and professional fees	2,639,403	1,986,039	653,364
Facilities and other	1,736,285	1,334,290	401,995
Total selling, general and administrative	$8,216,471	$5,760,890	$2,455,581

Selling, general and administrative expenses increased by $2,455,581 to $8,216,471 for the year ended December 31, 2020, from $5,760,890 for the year ended December 31, 2019. The increase of stock-based compensation expense and salaries and staff costs is primarily related to the Separation Agreement with Thomas Adams which includes accelerated vesting of stock options of approximately $583,000 and a one-time severance payment of $300,000. The increase in outside services and professional fees is primarily related to legal and patent fees to analyze our competitive landscape and evergreen patent strategy. The increase in facilities and other cost was due to a decrease in sublease income, an increase in Delaware franchise tax and an increase in insurance costs.

Interest Income
Interest income was $89,809 and $234,169 for the years ended December 31, 2020 and 2019, respectively. The decrease of interest income is due to significantly lower average interest rates during 2020 as compared to 2019.
Change in Fair Value of Derivative Financial Instruments—Warrants
We have issued warrants to purchase shares of our common stock that are accounted for as derivative liabilities. As of December 31, 2020, the derivative financial instruments—warrants liabilities related to securities issued were revalued to $284,971, resulting in a increase in fair value of $280,844 from December 31, 2019 based primarily upon the change in our stock price from $1.24 at December 31, 2019 to $17.99 at December 31, 2020, and the changes in the expected term, volatility and risk-free interest rates for the expected term. The increase in value was recorded as non-operating loss for the year ended December 31, 2020.
Net Loss
Net loss and per share amounts were as follows:

	For the years ended December 31,
	2020	2019	Increase/(Decrease)
Net loss	$(19,306,672)	$(16,414,159)	$2,892,513
Preferred stock dividend	(24,240)	(24,240)	—
Deemed dividend on preferred stock	(3,266,484)	(268,269)	2,998,215
Net loss attributable to common stockholders	$(22,597,396)	$(16,706,668)	$5,890,728

Net loss per common share — basic and diluted	$(1.08)	$(2.80)	$(1.72)

Weighted-average shares outstanding — basic and diluted	20,874,665	5,973,906	14,900,759
The increase of $5,890,728 net loss attributable to common stockholders is primarily related to an increase of deemed dividends on preferred stock of $2,998,215, related to the beneficial conversion upon issuance of preferred stock and an increase of net loss of $2,892,513. The increase of 14,900,759 basic and diluted weighted-average shares outstanding primarily resulting from the sales of common stock through public and direct offerings and the issuance of common stock upon exercise of warrants. The $1.72 decrease in basic and diluted net loss per share was impacted by the increase in net loss attributable to shareholders and the increase in basic and weighted average shares outstanding.

Liquidity and Capital Resources
The COVID-19 outbreak in the United States has caused business disruptions. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. The economic effects of the outbreak could also have an adverse effect on our ability to raise additional capital. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain. There has not been a material impact on the Company's financial statements for the twelve months ended December 31, 2020.

As of December 31, 2020, we had $130,980,681 in cash and cash equivalents. Net cash used in operating activities for the year ended December 31, 2020 was $16,314,962, compared to $13,267,500 for the year ended December 31, 2019. Our use of cash was primarily a result of the net loss of $19,306,672 for the year ended December 31, 2020, adjusted for items mainly related to stock-based compensation of $1,764,804, release of clinical trial funding commitment of $1,100,415, and depreciation of $466,009. The net change in our operating assets and liabilities was $654,531 increasing cash used in operations. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.
Net cash used by investing activities was $211,880 and $67,622 for the years ended December 31, 2020 and 2019, respectively. Investing activities during the year ended December 31, 2020 and 2019 consisted of the purchase of capital equipment.
Net cash provided by financing activities was $137,312,231 during the year ended December 31, 2020, compared to $12,077,281 provided in financing activities during the year ended December 31, 2019. Financing activities during the year ended December 31, 2020 and 2019 related primarily to sales of Common Stock, Preferred Stock, Warrants and proceeds from exercise of warrants.

As of December 31, 2020 and 2019, we had working capital of $127,237,483 and $6,571,985, respectively. The increase in working capital is primarily due to the increase in cash and cash equivalents from financing activities during the year ended December 31, 2020.
We have incurred net losses since our inception and have negative operating cash flows. As of December 31, 2020, we had $130,980,681 in cash and cash equivalents and we believe we have sufficient cash to meet our funding requirements for at least the next 12 months following the issuance date of these financial statements.

For the foreseeable future, we expect to continue to incur losses and require additional capital to further advance our clinical trial programs and support our other operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we can raise additional funds by issuing equity securities, our stockholders may experience additional dilution. The economic effects of COVID-19 could also have an adverse effect on our ability to raise additional capital.

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

Controlled Equity Offerings and Public Offerings

See Note 5 to the financial statements.

Nasdaq Compliance

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

We were eligible for extensions and hearings and ultimately announced on February 12, 2019 that our stockholders approved a reverse stock split of our issued and outstanding shares of common stock and on February 19, 2019, we effected a six for one reverse stock split of our issued and outstanding shares of common stock. On March 11, 2019 we received a letter from Nasdaq, informing us that we had regained compliance with the minimum bid price requirement. We were subject to a Nasdaq Panel Monitor until March 10, 2020. We received a letter from Nasdaq on May 29, 2020 informing us that we are in compliance with applicable Nasdaq Listing Rules.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our cash and cash equivalents primarily consists of deposits and money market deposits managed by commercial banks as of December 31, 2020. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments were in short-term money marketable funds during the years ended December 31, 2020 and 2019. Due to the short-term duration of our investment portfolio and the relatively low risk profile of our investments, a sudden change in interest rates would not have a material effect on the fair market value of our portfolio, nor our operating results or cash flows.

We do not believe our cash and cash equivalents have significant risk of default issues; however, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current stability of financial institutions, we believe that we will not experience losses on these deposits.

Foreign Currency Risk

We face foreign currency risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Changes in foreign currency exchange rates can create foreign exchange gains or losses to us. We did not incur significant foreign currency gains or losses for the years ended December 31, 2020 and 2019.
Effects of Inflation
We do not believe that inflation and changing prices during the years ended December 31, 2020 and 2019 had a significant impact on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our chief executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
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
As of December 31, 2020, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2021 (the “2021 Proxy Statement”), under the headings “Election of Directors.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2021 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information contained in the 2021 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information contained in the 2021 Proxy Statement under the headings “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2021 Proxy Statement under the heading “Proposal 2: Ratification of the Appointment of Our Independent Registered Public Accounting Firm for Fiscal Year Ending December 31, 2021”.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
(a)(1) Financial Statements
The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12G filed on November 25, 2011).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on March 20, 2012).
3.3	By-Laws of Trovagene, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G filed on November 25, 2011).
3.4	Certificate of Amendment of Amended and Restated Certificate of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 1, 2018).
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 12, 2018).
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 29, 2019).
3.7	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 31, 2019).
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 20, 2019).
3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 6, 2020).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 13, 2020).
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).
4.1	Form of Common Stock Certificate of Trovagene, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12G filed on November 25, 2011).
4.2+	2004 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 19, 2004)
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 1, 2014).
4.4+	Trovagene, Inc. 2014 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on July 23, 2014).
4.5	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 26, 2016).
4.6	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 12, 2018).
4.7	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.16 to Form 10-K filed on February 27, 2020).
10.1	Summary of Terms of Lease Agreement dated as of October 28, 2009 between Trovagene, Inc. and BMR-Sorrento West LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12G/A filed on February 15, 2012).
10.2	Form of First Amendment to Standard Industrial Net Lease dated September 28, 2011 between Trovagene, Inc. and BMR-Sorrento West LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-12G/A filed on February 15, 2012).

10.3	Form of Second Amendment to Standard Industrial Net Lease dated October 2011 between Trovagene, Inc. and BMR-Sorrento West LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-12G/A filed on February 15, 2012).
10.4	Form of Third Amendment to Standard Industrial Net Lease dated October 22, 2012 between Trovagene, Inc. and BMR-Sorrento West, LP. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 12, 2015).
10.5	Form of Fourth Amendment to Standard Industrial Net Lease dated December 2, 2013 between Trovagene, Inc. and BMR-Coast 9 LP. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 12, 2015).
10.6	Form of Fifth Amendment to Standard Industrial Net Lease dated May 14, 2014 between Trovagene, Inc. and BMR-Coast 9 LP. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 12, 2015).
10.7	Sixth Amendment to Standard Industrial Net Lease dated June 11, 2015 between Trovagene, Inc. and BMR-Coast 9 LP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015).
10.8+	Form of Indemnification Agreement to be entered into between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2015).
10.9+	Amended and Restated Employment Agreement, dated February 22, 2021, by and between the Company and Mark Erlander .
10.10	Form of Seventh Amendment to Standard Industrial Net Lease dated April 4, 2016 between Trovagene, Inc. and BMR-Coast 9 LP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016).
10.11*	License Agreement dated as of March 13, 2017 between Nerviano Medical Sciences S.r.l. and Trovagene, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 15, 2017).
10.12	Stock and Warrant Subscription Agreement entered into as of May 8, 2020 by and between Cardiff Oncology, Inc. and POC Capital, LLC. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2020).
10.12	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 13, 2020).
10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 19, 2020).
10.14	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 16, 2020).
10.15+	Separation Agreement between Thomas Adams and Cardiff Oncology, Inc. dated December 21, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 21, 2020).
10.16+	Employment Agreement, dated February 22, 2021 by and between the Company and Vicki Keleman.
10.17+	Employment Agreement, dated February 22, 2021 by and between the Company and Brigitte Lindsay.
23.1	Consent of BDO USA, LLP.
24	Power of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Labels Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

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

CARDIFF ONCOLOGY, INC.

/s/ Mark Erlander
2/25/2021	Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mark Erlander as his or her attorney-in-fact, with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mark Erlander	Chief Executive Officer	2/25/2021
Mark Erlander	(Principal Executive Officer)

/s/ Brigitte Lindsay	VP, Finance	2/25/2021
Brigitte Lindsay	(Principal Financial and Accounting Officer)

/s/ Rodney S. Markin	Chairman of the Board and Director	2/25/2021
Rodney S. Markin

/s/ Thomas Adams	Director	2/25/2021
Thomas Adams

/s/ James O. Armitage	Director	2/25/2021
James O. Armitage

/s/ John Brancaccio	Director	2/25/2021
John Brancaccio

/s/ Gary S. Jacob	Director	2/25/2021
Gary S. Jacob

/s/ Gary W. Pace	Director	2/25/2021
Gary W. Pace

/s/ Lâle White	Director	2/25/2021
Lâle White

CARDIFF ONCOLOGY, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cardiff Oncology, Inc.
San Diego, California

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Cardiff Oncology, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee of the Company’s board of directors and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued clinical trial expenses

As disclosed in Note 2 to the consolidated financial statements, the Company expenses research and development expenditures as incurred, which include costs relating to clinical trial activities. The Company accrues costs for clinical trial activities based upon estimates of the services performed and costs incurred that have not been invoiced by the service providers. The Company’s clinical trial accrual balance at December 31, 2020 is $1.69 million, and the Company’s related 2020 clinical trial expenses are included in research and development expense of $11.2 million for the year ended December 31, 2020.

We identified accrued clinical trial expenses as a critical audit matter. When estimating clinical trial expenses, the Company considers several factors including clinical trial budgets, contract amendments and the progress toward completion. Auditing these elements involves especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters and a high degree of auditor subjectivity.

The primary procedures we performed to address the critical audit matter included:

•Testing management’s process for estimating accrued clinical trial expenses by (i) obtaining and inspecting significant agreements, clinical trial budgets, and contract amendments, (ii) evaluating the Company’s documentation of trial progress and status (including consideration of patient enrollment and milestones achieved), (iii) confirming clinical trial progress with third party service providers, and (iv) testing a sample of transactions by comparing the costs against the related invoices and agreements.

•Testing the completeness of the Company’s clinical trial accruals by (i) evaluating publicly available information (such as press releases, investor presentations and public databases that track clinical trials) and board of directors’ minutes which discuss the status of clinical trials, (ii) inquiring of clinical staff outside of finance to gain an understanding of the status of significant on-going clinical trials, and (iii) testing a sample of payments subsequent to the year end to evaluate the completeness of clinical trial accruals.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2007.

San Diego, California
February 25, 2021

Cardiff Oncology, Inc.
Balance Sheets

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$130,980,681	$10,195,292
Accounts receivable and unbilled receivable	320,458	203,480
Prepaid expenses and other assets	2,055,321	954,957
Total current assets	133,356,460	11,353,729
Property and equipment, net	623,694	877,823
Operating lease right-of-use assets	343,001	697,418
Other assets	404,232	157,576
Total Assets	$134,727,387	$13,086,546

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,366,008	$656,304
Accrued liabilities	3,850,763	3,260,061
Operating lease liabilities	860,206	865,379
Other current liabilities	42,000	—
Total current liabilities	6,118,977	4,781,744
Derivative financial instruments—warrants	284,971	4,127
Operating lease liabilities, net of current portion	9,291	860,963
Other liabilities	156,266	128,368
Total liabilities	6,569,505	5,775,202

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000,000 shares authorized; (Note 5)	716	60
Common stock, $0.0001 par value, 150,000,000 shares authorized; 36,780,805 and 8,593,633 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	3,678	8,312
Additional paid-in capital	361,820,025	217,172,528
Service receivables	(2,171,258)	(971,673)
Accumulated deficit	(231,495,279)	(208,897,883)
Total stockholders’ equity	128,157,882	7,311,344
Total Liabilities and Stockholders’ Equity	$134,727,387	$13,086,546

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.
Statements of Operations

	Year Ended December 31,
	2020	2019
Revenues:
Royalties	$365,993	$243,137
Services	—	1,495
Total revenues	365,993	244,632
Costs and expenses:
Research and development	11,235,396	11,162,236
Selling, general and administrative	8,216,471	5,760,890
Total operating expenses	19,451,867	16,923,126

Loss from operations	(19,085,874)	(16,678,494)

Interest income	89,809	234,169
Interest expense	(1,519)	—
Other gain (loss), net	(28,244)	1,978
Gain (loss) from changes in fair value of derivative financial instruments—warrants	(280,844)	28,188
Net loss	(19,306,672)	(16,414,159)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(24,240)	(24,240)
Deemed dividend recognized on beneficial conversion features of Series C Convertible Preferred Stock issuance	—	(268,269)
Deemed dividend recognized on beneficial conversion features of Series D Convertible Preferred Stock issuance	(601,767)	—
Deemed dividend recognized on beneficial conversion features of Series E Convertible Preferred Stock issuance	(2,664,717)	—
Net loss attributable to common stockholders	$(22,597,396)	$(16,706,668)

Net loss per common share — basic and diluted	$(1.08)	$(2.80)

Weighted-average shares outstanding — basic and diluted	20,874,665	5,973,906

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.
Statements of Stockholders’ Equity

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2018	60,600	$60	3,831,879	$7,742	$202,267,605	$—	$(192,191,215)	$10,084,192
Sale of common stock and warrants, net of expenses	—	—	1,994,929	199	8,817,573	—	—	8,817,772
Issuance of common stock, preferred stock and warrants for clinical trial funding commitment, net of expenses and discount	200,000	200	183,334	110	1,634,690	(1,675,000)	—	(40,000)
Stock-based compensation	—	—	—	—	884,942	—	—	884,942
Issuance of common stock upon exercise of warrants	—	—	2,221,635	223	3,299,287	—	—	3,299,510
Issuance of common stock upon vesting of restricted stock units	—	—	22,057	5	(5)	—	—	—
Deemed dividend recognized on beneficial conversion features of Series C Convertible Preferred Stock issuance	—	—	—	—	268,269	—	(268,269)	—
Issuance of common stock upon conversion of Series C Convertible Preferred Stock	(200,000)	(200)	333,333	33	167	—	—	—
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	—	(24,240)	(24,240)
Issuance of common stock for share rounding as a result of reverse stock split	—	—	6,466	—	—	—	—	—
Release of clinical trial funding commitment	—	—	—	—	—	703,327	—	703,327
Net loss	—	—	—	—	—		(16,414,159)	(16,414,159)
Balance, December 31, 2019	60,600	$60	8,593,633	$8,312	$217,172,528	$(971,673)	$(208,897,883)	$7,311,344
Sale of common stock, preferred stock and warrants, net of expenses(1)	865,824	866	12,964,313	1,297	112,297,786	—	—	112,299,949
Issuance of common stock, preferred stock and warrants for clinical trial funding commitment	154,670	15	602,833	60	2,292,425	(2,300,000)	—	(7,500)
Stock-based compensation	—	—		—	1,764,804	—	—	1,764,804
Issuance of common stock upon exercise of warrants	—	—	12,138,469	1,214	24,870,372	—	—	24,871,586
Issuance of common stock upon vesting of restricted stock units	—	—	10,810	1	(1)	—	—	—
Deemed dividend recognized on beneficial conversion features of Series D Convertible Preferred Stock issuance	—	—	—	—	601,767	—	(601,767)	—
Deemed dividend recognized on beneficial conversion features of Series E Convertible Preferred Stock issuance	—	—	—	—	2,664,717	—	(2,664,717)	—
Issuance of common stock upon conversion of Series D Convertible Preferred Stock	(154,670)	(15)	1,546,700	155	(140)	—	—	—
Issuance of common stock upon conversion of Series E Convertible Preferred Stock	(210,780)	(210)	863,852	86	124	—	—	—
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	—	(24,240)	(24,240)
Release of clinical trial funding commitment	—	—	—	—	—	1,100,415		1,100,415
Common Stock par value adjustment	—	—	—	(7,453)	7,453	—	—	—
Issuance of common stock upon exercise of stock options	—	—	60,195	6	148,190	—	—	148,196
Net loss	—	—	—	—	—	—	(19,306,672)	(19,306,672)
Balance, December 31, 2020	715,644	$716	36,780,805	$3,678	$361,820,025	$(2,171,258)	$(231,495,279)	$128,157,882
(1)Net of expenses of $7,507,123, and fair value of warrants issued as a transaction advisory fee as of the date of issuance of $370,666

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.
Statements of Cash Flows

	Year ended December 31,
	2020	2019
Operating activities
Net loss	$(19,306,672)	$(16,414,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss	34,169	—
Depreciation	466,009	494,232
Stock-based compensation expense	1,764,804	884,943
Change in fair value of derivative financial instruments—warrants	280,844	(28,188)
Release of clinical trial funding commitment	1,100,415	703,327
Changes in operating assets and liabilities:
Other assets	(246,656)	(54,778)
Accounts receivable and unbilled receivable	(116,978)	(35,725)
Prepaid expenses and other current assets	(1,100,364)	115,459
Operating lease right-of-use assets	320,248	302,491
Accounts payable and accrued expenses	1,276,166	1,455,336
Operating lease liabilities	(856,845)	(776,806)
Other liabilities	69,898	86,368
Net cash used in operating activities	(16,314,962)	(13,267,500)

Investing activities
Capital expenditures	(211,880)	(67,622)
Net cash used in investing activities	(211,880)	(67,622)

Financing activities
Proceeds from sale of common stock, preferred stock and warrants, net of expenses of $7,507,123 and $158,678 respectively	112,299,949	8,817,772
Costs related to the clinical trial funding commitment	(7,500)	(40,000)
Proceeds from exercise of warrants	24,871,586	3,299,509
Proceeds from exercise of options	148,196	—
Borrowings under note payable	305,000	—
Repayments of note payable	(305,000)	—
Net cash provided by financing activities	137,312,231	12,077,281
Net change in cash and cash equivalents	120,785,389	(1,257,841)
Cash and cash equivalents—Beginning of period	10,195,292	11,453,133
Cash and cash equivalents—End of period	$130,980,681	$10,195,292
Supplementary disclosure of cash flow activity:
Cash paid for taxes	$800	$800
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividend payable on Series A Convertible Preferred Stock	$24,240	$24,240
Deemed dividend recognized for beneficial conversion features of Series C Convertible Preferred Stock issuance	$—	$268,269
Deemed dividend recognized for beneficial conversion features of Series D Convertible Preferred Stock issuance	$601,767	$—
Deemed dividend recognized for beneficial conversion features of Series E Convertible Preferred Stock issuance	$2,664,717	$—
Common stock, Series C Convertible Preferred Stock and warrants issued in connection with clinical trial funding commitment, net of discount of $235,640	$—	$1,675,000

	Year ended December 31,
	2020	2019
Common stock, Series D Convertible Preferred Stock and warrants issued in connection with clinical trial funding commitment, net of discount of $488,270	$2,300,000	$—
Common stock issued upon conversion of Series C Convertible Preferred Stock	$—	$33
Common stock issued upon conversion of Series D Convertible Preferred Stock	$155	$—
Common stock issued upon conversion of Series E Convertible Preferred Stock	$86	$—

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.
Notes to Financial Statements

1. Business Overview and Liquidity
Business Organization and Overview

Cardiff Oncology, Inc. (“Cardiff Oncology” or the “Company”) headquartered in San Diego, California, is a clinical-stage biotechnology company with the singular mission of developing new treatment options for cancer patients in indications with the greatest medical need, including KRAS-mutated metastatic colorectal cancer, pancreatic cancer, Zytiga®-resistant metastatic castration-resistant prostate cancer and leukemias. Our goal is to overcome resistance, improve response to treatment and increase overall survival. Through the integration of tumor genomics and biomarker technology, we are able to assess patient response to treatment.
Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of December 31, 2020, the Company had $131.0 million in cash and cash equivalents and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

For the foreseeable future, the Company expects to continue to incur losses and require additional capital to further advance its clinical trial programs and support its other operations. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company’s stockholders may experience additional dilution. The economic effects of COVID-19 could also have an adverse effect on the Company's ability to raise additional capital. See Note 13 to the financial statements for further information.

2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying financial statements of Cardiff Oncology have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates involve accrued clinical trial expenses and determining the assumptions made for stock-based compensation.

Accrued Clinical Trial Expenses

The Company expenses research and development expenditures as incurred, which include costs related to clinical trial activities. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the clinical research organizations (CROs), investigators, professional service providers, and other vendors providing clinical trial services (collectively, the “service providers”). As of December 31, 2020 the Company’s Clinical trial accrual balance of $1,683,195 is included in accrued liabilities and other liabilities. The Company’s related 2020 clinical trial expenses are included in research and development expense of $11,235,396. Certain accrued clinical trial expenses are released from service receivables classified within equity (see Note 5) as clinical trial services are performed.

Cash and Cash Equivalents
Cash and cash equivalents consist of operating and money market accounts as of December 31, 2020 and 2019 on deposit. Cash equivalents are considered by the Company to be highly liquid investments purchased with original maturities of three months or less from the date of purchase.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposit accounts at financial institutions that are in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash due to the financial position of the depository institution in which those deposits are held. The Company limits its exposure to credit loss by generally placing its cash in high credit quality financial institutions and investment in non FDIC insured money market funds denominated and payable in U.S. dollars. Additionally, the Company has established guidelines regarding diversification of its investments and their maturities, which are designed to maintain principal and maximize liquidity.

Revenues
The Company recognizes revenue when control of its products and services are transferred to its customers in an amount that reflects the consideration it expects to receive from its customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of goods or service to the customer, meaning the customer has the ability to use and obtain the benefit of goods or service. The Company recognizes revenue for satisfied performance obligations only when it determines there are no uncertainties regarding payment terms or transfer of control. For sales-based royalties, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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
The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding the historical volatility of Cardiff Oncology’s common stock price, the remaining life of the warrants, and the risk-free interest rates at each period end. The Company thus uses model-derived valuations where inputs are observable in active markets to determine the fair value. The use of the Black-Scholes model classifies such warrants as Level 3 (See "Fair Value of Financial Instruments" below). At December 31, 2020 and 2019, the fair value of these warrants was $284,971 and $4,127, respectively, and was recorded as a liability under the caption “derivative financial instruments—warrants” on the balance sheets.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized straight-line over the requisite service period of the individual grants, which typically equals the vesting period.
Fair Value of Financial Instruments
    Financial instruments consist of cash equivalents, accounts receivable, accounts payable and derivative liabilities. The Company applies ASC 820 for financial assets and liabilities that are required to be measured at fair value and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature as they reflect current market interest rates.

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

The Company measures certain assets and liabilities at fair value on a recurring basis using the three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers include:
•Level 1 — Quoted prices for identical instruments in active markets.

•Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations where inputs are observable or where significant value drivers are observable.

•Level 3 — Instruments where significant value drivers are unobservable to third parties.
Long-Lived Assets
Long-lived assets consist of property and equipment. The Company records property and equipment at cost, and records other intangible assets based on their fair values at the date of acquisition. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful life of five years for laboratory equipment and three to five years for furniture and office equipment. Depreciation of leasehold improvements is computed based on the shorter of the life of the asset or the term of the lease.

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

Income Taxes
Income taxes are determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes result from differences between the financial statement and tax bases of Cardiff Oncology’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The assessment of whether or not a valuation allowance is required often requires significant judgment.
Contingencies
In the normal course of business, Cardiff Oncology is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, stockholder lawsuits, product and environmental liability, and tax matters. In accordance with FASB ASC Topic 450, Contingencies, Cardiff Oncology records such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Cardiff Oncology, in accordance with this guidance, does not recognize gain contingencies until realized.
Research and Development
Research and development expenses include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, clinical trials, purchased in-process research and development and regulatory and scientific consulting fees, as well as contract research and insurance. Also, patent filing and maintenance expenses are considered legal in nature and therefore classified as general and administrative expense, if any.

Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts are recognized as an expense.
Net Loss Per Share
Basic and diluted net loss per common share is determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Preferred dividends and deemed dividends recognized in connection with certain preferred share issuances are included in net loss attributable to common stockholders in the computation of basic and diluted earnings per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive. Shares used in calculating diluted net loss per common share exclude as anti-dilutive the following share equivalents:

	December 31,
	2020	2019
Options to purchase Common Stock	1,860,507	1,015,418
Warrants to purchase Common Stock	5,260,992	10,589,482
Restricted Stock Units	491	11,301
Series A Convertible Preferred Stock	877	877
Series E Convertible Preferred Stock	2,684,607	—
	9,807,474	11,617,078

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

Recent Accounting Pronouncement Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06 ("ASU 2020-06"), Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021 (or December 15, 2023 for companies who meet the SEC definition of Smaller Reporting Companies), and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

3. Supplementary Balance Sheet Information

Property and Equipment
Fixed assets consist of furniture and office equipment, leasehold improvements and laboratory equipment. Depreciation expense for property and equipment for the years ended December 31, 2020 and 2019 was $466,009 and $494,232, respectively. Property and equipment consisted of the following:

	As of December 31,
	2020	2019
Furniture and office equipment	$797,739	$775,030
Leasehold improvements	1,962,230	1,962,230
Laboratory equipment	867,750	744,856
	3,627,719	3,482,116
Less—accumulated depreciation	(3,004,025)	(2,604,293)
Property and equipment, net	$623,694	$877,823

Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
	2020	2019
Accrued compensation	$1,523,321	$1,003,383
Preferred stock dividend	389,495	365,255
Clinical trials	1,557,134	1,504,660
Research agreements and services	66,593	181,408
Director fees	92,500	67,500
Professional fees and outside services	38,180	21,000
Patent, license and other fees	117,440	69,950
Other accrued liabilities	66,100	46,905
Total accrued liabilities	$3,850,763	$3,260,061

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

Facility Subleases

As a result of corporate restructurings in previous years, the Company vacated a portion of its facility and has subleased space to third parties under three separate sublease agreements, which all expire December 31, 2021. Income is recognized on a straight-line basis over the term of the sublease.

Impairment of Right-of-Use Assets

The Company recorded an impairment loss of $34,169 and $0 for the twelve months ending December 31, 2020 and 2019, respectively. The loss related to a vacated portion of the facility that was no longer being subleased. The Company determined that the prolonged loss of sublease income and an adverse commercial real estate market caused by COVID-19 were indicators of impairment. A fair value approach using quoted prices for similar assets was used to determine the impairment loss. The loss was recorded within operating expenses in the statement of operations.

The components of lease expense were as follows:

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Operating lease cost	$441,529	$444,878
Operating sublease income	(291,173)	(381,653)
Net operating lease cost	$150,356	$63,225

Supplemental balance sheet information related to leases was as follows:

	As of December 31, 2020	As of December 31, 2019
Operating lease ROU assets	$343,001	$697,418

Current operating lease liabilities	$860,206	$865,379
Non-current operating lease liabilities	9,291	860,963
Total operating lease liabilities	$869,497	$1,726,342

Weighted-average remaining lease term–operating leases	1.0 year	2.0 years
Weighted-average discount rate–operating leases	6.5%	6.5%

Supplemental cash flow and other information related to leases was as follows:

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$943,959	$916,762

Total remaining annual commitments under non-cancelable lease agreements for each of the years ended December 31 are as follows:

Year Ending December 31,	Operating Leases	Sublease Income	Net Operating Leases
2021	$889,586	$(403,345)	$486,241
2022	5,868	—	5,868
2023	3,423	—	3,423
Total future minimum lease payments	898,877	$(403,345)	$495,532
Less imputed interest	(29,380)
Total	$869,497

5. Stockholders’ Equity
Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications, is presented below:

	Number of Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2018	3,649,341	$8.91	4.4 years
Granted	7,437,454	$1.87
Exercised	(497,313)	$6.60
Balance outstanding, December 31, 2019	10,589,482	$4.08	3.7 years
Granted	5,831,451	$1.70
Exercised	(11,159,941)	$2.31
Balance outstanding, December 31, 2020	5,260,992	$5.19	4.1 years

The above table excludes pre-funded warrants with a nominal exercise price of $.01 per share:
1. 605,072 pre-funded warrants outstanding as of December 31, 2019;
2. 386,967 pre-funded warrants which were issued during the twelve months ending December 31, 2020;
3.All 992,039 pre-funded warrants were exercised in full during the twelve months ending December 31, 2020.

Preferred Stock

A summary of our Company's classes of preferred stock is presented below:

				Shares outstanding
Class	Par value	Shares designated	Liquidation preference	As of December 31, 2020	As of December 31, 2019
Series A Convertible Preferred Stock	$0.001	277,100	$606,000	60,600	60,600
Series B Convertible Preferred Stock	$0.001	8,860	None	—	—
Series C Convertible Preferred Stock	$0.001	200,000	None	—	—
Series D Convertible Preferred Stock	$0.0001	154,670	None	—	—
Series E Convertible Preferred Stock	$0.001	865,824	None	655,044	—

Series A Convertible Preferred Stock
The material terms of the Series A Convertible Preferred Stock consist of:
1)Dividends. Holders of the Company’s Series A Convertible Preferred Stock are entitled to receive cumulative dividends at the rate per share of 4% per annum, payable quarterly on March 31, June 30, September 30 and December 31, beginning with September 30, 2005. Dividends are payable, at the Company’s sole election, in cash or shares of common stock. As of December 31, 2020 and 2019, the Company had $389,495 and $365,255, respectively in accrued cumulative unpaid preferred stock dividends, included in accrued liabilities in the Company’s balance sheets, and $24,240 and $24,240 of accrued dividends were recorded during the years ended December 31, 2020 and 2019, respectively.
2)Voting Rights. Shares of the Series A Convertible Preferred Stock have no voting rights. However, so long as any shares of Series A Convertible Preferred Stock are outstanding, the Company may not, without the affirmative vote of the holders of the shares of Series A Convertible Preferred Stock then outstanding, (a) adversely change the powers, preferences or rights given to the Series A Convertible Preferred Stock, (b) authorize or create any class of stock senior or equal to the Series A Convertible Preferred Stock, (c) amend its certificate of incorporation or other charter documents, so as to affect adversely any rights of the holders of Series A Convertible Preferred Stock or (d) increase the authorized number of shares of Series A Convertible Preferred Stock.
3)Liquidation. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series A Convertible Preferred Stock are entitled to receive an amount equal to the Stated Value per share, which is currently $10 per share plus any accrued and unpaid dividends.
4)Conversion Rights. Each share of Series A Convertible Preferred Stock is convertible at the option of the holder into that number of shares of common stock determined by dividing the Stated Value, currently $10 per share, by the conversion price, which at the time of issuance was $928.80 per share, and subsequently adjusted to $691.20 per share.
5)Subsequent Equity Sales. The conversion price is subject to adjustment for dilutive issuances for a period of 12 months beginning upon registration of the common stock underlying the Series A Convertible Preferred Stock. The relevant registration statement became effective on March 17, 2006 and the conversion price was adjusted to $691.20 per share.

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

Series D Convertible Preferred Stock and Service Receivable

On May 8, 2020, the Company entered into a Stock and Warrant Subscription Agreement with PoC, whereby PoC agreed to finance an additional $2.3 million for a clinical trial in exchange for (i) 602,833 shares of its common stock (the “Common Stock”), (ii) 154,670 shares of its Series D Preferred Stock and (iii) a warrant exercisable for 859,813 shares of its Common Stock. In exchange, PoC is funding our clinical development of onvansertib in metastatic colorectal cancer pursuant to a Master Services Agreement dated as of January 25, 2019, as amended. The warrant will be exercisable six months following the date of issuance at an exercise price of $1.50 per share and will expire on November 7, 2025. In June of 2020, all 154,670 Series D Preferred Stock were converted to 1,546,700 shares of Common Stock.

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

Series E Convertible Preferred Stock

On June 15, 2020 the Company entered into a Securities Purchase Agreement with Acorn Bioventures LP ("Acorn"), CDK Associates, L.L.C. (“CDK”) and Third Street Holdings LLC (“Third Street”), pursuant to which the Company agreed to offer, issue and sell to Acorn, CDK and Third Street, (i) in a registered direct offering, an aggregate of 1,984,328 shares of common stock and (ii) in a concurrent private placement, (a) an aggregate of 865,824 shares of Series E Preferred Stock (“Series E Preferred Stock”) and (b) Series N warrants to purchase up to 2,213,115 shares of Common Stock. The Series E Preferred Stock is convertible at any time determined by dividing the $10 stated value per share of the Series E Preferred Stock by a conversion price of $2.44 per share, subject to adjustment in accordance with the Certificate of Designation. The Series N Warrants will be exercisable six months following the date of issuance at an exercise price of $2.39 per share and will expire on December 16, 2025. Certain investors converted 210,780 shares of Series E Convertible Preferred stock to 863,852 shares of Common Stock during December 2020.

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

6. Stock-Based Compensation
The Cardiff Oncology, Inc. 2014 Equity Incentive Plan (the “2014 EIP”), authorizing up to 34,722 shares of common stock for issuance under the 2014 EIP, was approved by the Board in June 2014 and approved by the stockholders of the Company at the September 17, 2014 Annual Meeting of Stockholders. The total number of authorized shares was increased to 243,056 between the inception of the 2014 EIP through December 31, 2018. At the June 6, 2019 Annual Meeting of Stockholders, the stockholders approved the increase of number of authorized shares in the 2014 EIP to 1,243,056. At the April 6, 2020 Annual meeting of Stockholders, the stockholders approved the increase of number of authorized shares in the 2014 EIP to 2,243,056

As of December 31, 2020, there were 260,446 shares available for issuance under the 2014 EIP.
Stock-based compensation has been recognized in operating results as follows:

	Years ended December 31,
	2020	2019
Research and development expenses	354,692	399,687
Selling, general and administrative expenses	1,410,112	485,256
Total stock-based compensation	$1,764,804	$884,943

Stock Options
The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following assumptions during the years indicated below:

	Years ended December 31,
	2020	2019
Risk-free interest rate	0.39% - 0.93%	1.66% - 2.33%
Dividend yield	0%	0%
Expected volatility (range)	102% - 106%	95% - 99%
Expected volatility (weighted-average)	105%	96%
Expected term (in years)	5.9 years	5.9 years
Risk-free interest rate — Based on the daily yield curve rates for U.S. Treasury obligations with maturities that correspond to the expected term of the Company’s stock options.
Dividend yield — Cardiff Oncology has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.
Expected volatility — Based on the historical volatility of Cardiff Oncology’s common stock.
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
The weighted-average fair value per share of all options granted during the years ended December 31, 2020 and 2019, estimated as of the grant date using the Black-Scholes option valuation model, was $2.09 and $1.91 per share, respectively.

The unrecognized compensation cost related to non-vested stock options outstanding at December 31, 2020 was $1,519,004. The weighted-average remaining amortization period at December 31, 2020 for non-vested stock options was 1.9 years.

The total fair value of shares vested during the years ended December 31, 2020 and 2019 was $1,522,984 and $386,654, respectively.

The intrinsic value of stock options exercised during the year ended December 31, 2019 was $0.

A summary of stock option activity and of changes in stock options outstanding is presented below:

	Number of Options	Weighted-Average Exercise Price Per Share	Intrinsic Value	Weighted-Average Remaining Contractual Life
Balance outstanding, December 31, 2019	1,015,418	$12.77	$—	9.1 years
Granted	969,965	$2.53
Exercised	(60,195)	$2.46	$970,145
Forfeited	(48,537)	$22.91
Expired	(16,144)	$21.29
Balance outstanding, December 31, 2020	1,860,507	$7.43	$27,963,363	8.9 years
Vested and exercisable, December 31, 2020	753,206	$14.63	$10,837,211	8.5 years
Vested and expected to vest, December 31, 2020	1,777,407	$7.65	$26,682,849	8.9 years
Restricted Stock Units

RSU's are measured at the grant date based on the closing market price of the Company’s common stock at the grant date and recognized ratably over the service period through the vesting date. All RSU's were granted with no purchase price. Vesting of the RSU's is generally subject to service conditions.

A summary of the RSU's activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Intrinsic Value
Non-vested RSU's outstanding, December 31, 2018	30,132	$14.36	$95,005
Granted	9,167	$1.61
Vested	(22,057)	$8.68
Forfeited	(5,941)	$13.82
Non-vested RSU's outstanding, December 31, 2019	11,301	$15.38	$14,013
Vested	(10,810)	$9.37
Non-vested RSU's outstanding, December 31, 2020	491	$147.60	$7,641

The total fair values of RSU's vested during the year ended December 31, 2020 and 2019 were $101,290 and $191,436, respectively.

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
The range of assumptions used to determine the fair value of the warrants valued using the Black-Scholes option pricing model during the periods indicated was:

	Year ended December 31,
	2020	2019
Fair value of Cardiff Oncology common stock	$1.01 - $17.99	$1.24 - $3.75
Expected warrant term	2.1 - 3.1 years	3.1 - 4.1 years
Risk-free interest rate	0.13% - 1.62%	1.56% - 2.49%
Expected volatility	110% - 118%	102% - 111%
Dividend yield	—%	—%

	As of December 31, 2020
Weighted Average(1)(2):
Fair value of Cardiff Oncology common stock	$17.99
Expected warrant term	2.1 years
Risk-free interest rate	0.13%
Expected volatility of Cardiff Oncology common stock	116%
Dividend yield	0%
(1) Weighted average is only disclosed for periods after January 1, 2020 under the adoption of ASU 2018-13.
(2) The weighted average was calculated using the relative fair value method.
Expected volatility is based on the historical volatility of Cardiff Oncology’s common stock. The warrants have a transferability provision and based on guidance for instruments issued with such a provision, Cardiff Oncology used the remaining contractual term as the expected term of the warrants. The risk-free interest rate is based on the U.S. Treasury security rates consistent with the expected remaining term of the warrants at each balance sheet date.

The following table sets forth the components of changes in the Company’s derivative financial instruments—warrants liability balance, valued using the Black-Scholes option pricing method, for the periods indicated.

Date	Description	Number of Warrants	Derivative Instrument Liability
December 31, 2018	Balance of derivative financial instruments—warrants liability	64,496	$32,315
	Change in fair value of derivative financial instruments—warrants during the year recognized as a gain in the statement of operations	—	(28,188)
December 31, 2019	Balance of derivative financial instruments—warrants liability	64,496	4,127
	Change in fair value of derivative financial instruments—warrants during the year recognized as a loss in the statement of operations	—	280,844
December 31, 2020	Balance of derivative financial instruments—warrants liability	64,496	$284,971
The remaining contractual term of the warrants outstanding at December 31, 2020 and 2019 was approximately 2.1 and 3.1 years, respectively.

8. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2020 and 2019:

	Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$129,987,804	$—	$—	$129,987,804
Total Assets	$129,987,804	$—	$—	$129,987,804
Liabilities:
Derivative financial instruments—warrants	$—	$—	$284,971	$284,971
Total Liabilities	$—	$—	$284,971	$284,971

	Fair Value Measurements at December 31, 2019
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$10,131,240	$—	$—	$10,131,240
Total Assets	$10,131,240	$—	$—	$10,131,240
Liabilities:
Derivative financial instruments—warrants	$—	$—	$4,127	$4,127
Total Liabilities	$—	$—	$4,127	$4,127

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

9. Income Taxes
At December 31, 2020, Cardiff Oncology had federal net operating loss carryforwards (“NOLs”) of approximately $128.9 million which, if not used, will continue to expire through 2037, and federal net operating loss carryforwards of approximately $48.4 million, which do not expire. Cardiff Oncology also has California NOLs of approximately $70.7 million which, if not used, will begin to expire in 2029. Cardiff Oncology has Federal and California capital loss carryforwards of $0.7 million which, if not used, will begin to expire in 2022. Cardiff Oncology also has research and development tax credits available for federal and California purposes of approximately $2.5 million and $1.8 million, respectively. The federal research and development tax credits will begin to expire on January 31, 2025. The California research and development tax credits do not expire.

Pursuant to the Internal Revenue Code of 1986, as amended (the “Code”) Sections 382 and 383, annual use of a company’s NOL and research and development credit carryforwards may be limited if there is a cumulative change in ownership of greater than 50% within a three-year period. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. If limited, the related tax asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. The Company has not completed such an analysis pursuant to Sections 382 and 383 and therefore has established a valuation allowance as the realization of such deferred tax assets has not met the more likely than not threshold requirement. Due to the existence of the valuation allowance, further changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The provision for income taxes based on losses from continuing operations consists of the following at December 31 (in thousands):

	Years ended December 31,
	2020	2019
Current:
State	$1	$1
Total current provision	1	1
Deferred:
Federal	(4,043)	(2,634)
State	(92)	(148)
Total deferred (benefit) expense	(4,135)	(2,782)
Valuation allowance	4,134	2,781
Total income tax provision	$—	$—
Significant components of the Company’s taxes and the rates as of December 31 are shown below (in thousands, except percentages):

	Years ended December 31,
	2020		2019
Tax computed at the federal statutory rate	$(4,054)	21%	$(3,447)	21%
State tax, net of federal tax benefit	(122)	1%	(177)	1%
Permanent Items	261	(1)%	353	(2)%
Stock options true-up	81	(1)%	875	(5)%
Tax credits	(300)	2%	(384)	2%
Valuation allowance increase (decrease)	4,134	(22)%	2,780	(17)%
Provision for income taxes	$—	—%	$—	—%

Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes as of December 31 are shown below (in thousands):

	Years ended December 31,
	2020	2019
Deferred tax assets:
Tax loss carryforwards	$42,331	$38,494
Research and development credits and other tax credits	3,904	3,710
Stock-based compensation	684	531
Other	1,116	1,252
Total deferred tax assets	48,035	43,987
Deferred tax liabilities:
Operating lease right-of-use assets	(74)	(154)
Other	(6)	(12)
Total deferred tax liabilities	(80)	(166)
Net deferred tax assets before valuation allowance	47,955	43,821
Valuation allowance	(47,955)	(43,821)
Net deferred tax asset	$—	$—
Since inception the Company has incurred continuing losses and expects to continue to incur losses for the foreseeable future. The Company has recorded a full valuation allowance against its net deferred tax assets as it is more likely than not they will not be realized.
Cardiff Oncology does not have any unrecognized tax benefits. Cardiff Oncology’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense, and none have been incurred to date. The Company does not anticipate a significant change in unrecognized tax benefits over the next 12 months. The Company is subject to taxation in the U.S. and California. Due to net operating losses all tax years since inception remain open to examination.

10. Commitments and Contingencies
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
11. Employee Benefit Plan
The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Service ("IRS") Code covering its employees. The plan allows employees to defer, up to the maximum allowed, a percentage of their income through contributions to the plan as allowed by IRS Code. The Company does not currently make matching contributions.

12. Related Party Transactions

Leucadia Life Sciences

In November 2018, the Company entered into a Material Transfer Agreement (“MTA”) with Leucadia Life Sciences (“Leucadia”) pursuant to which Leucadia will develop a PCR-based assay for onvansertib for Acute Myeloid Leukemia (“AML”). One of the Company’s Directors, Dr. Thomas Adams, is a principal stockholder of Leucadia. In connection with the MTA, the Company entered into a consulting agreement with Tommy Adams, Co-Founder & Chief Operating Officer of Leucadia, who is the son of Dr. Adams. During the years ended December 31, 2020 and 2019, the Company incurred and recorded approximately $1,083,000 and $1,005,000, respectively, of research and development expenses for services performed by Leucadia and Tommy Adams. The assay was completed in December 2020.

Gary Pace Securities Purchase Agreement

In May 2020, the Company entered into a Securities Purchase Agreement with Gary W. Pace, one of the Company's directors. Dr. Pace purchased 447,761 shares of the Company's common stock at $1.34 per share for an aggregate purchase price of $600,000 (see Note 5).

13. COVID-19

The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on the Company's future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on the Company's clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact the Company's future financial condition or results of operations is uncertain. While there has not been a material impact on the Company's financial statements for the twelve months ended December 31, 2020, a prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its drugs and raise additional capital.

In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company is utilizing the deferment of employer social security payments. The CARES Act did not have a material impact on our income tax provision for the twelve months ended December 31, 2020. We continue to monitor changes and revisions of the CARES Act and its impact on our financial position, results of operations and cash flows.

Repayment of Small Business Administration Payroll Protection Program Loan

On April 15, 2020, the Company was granted a loan (the “Loan”) from JPMorgan Chase Bank, N.A. in the aggregate amount of $305,000, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act with an interest rate of 0.98% per annum. On October 19, 2020 the Company repaid in full the outstanding principal and interest of the PPP Loan.