Form 10-Q
period 2021-03-31
Cardiff Oncology, Inc.
filed 2021-05-06
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

As of April 29, 2021, the issuer had 37,552,129 shares of Common Stock issued and outstanding.

CARDIFF ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIFF ONCOLOGY, INC.
CONDENSED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$14,662	$130,981
Short-term investments	110,922	—
Accounts receivable and unbilled receivable	242	320
Prepaid expenses and other current assets	2,744	2,055
Total current assets	128,570	133,356
Property and equipment, net	504	624
Operating lease right-of-use assets	261	343
Other assets	238	404
Total Assets	$129,573	$134,727

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$803	$1,366
Accrued expenses	2,999	3,851
Operating lease liabilities	635	860
Other current liabilities	42	42
Total current liabilities	4,479	6,119
Derivative financial instruments—warrants	78	285
Operating lease liabilities, net of current portion	8	9
Other liabilities	191	156
Total Liabilities	4,756	6,569

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, 20,000 shares authorized; (Note 7)	1	1
Common stock, $0.0001 par value, 150,000 shares authorized; 37,552 and 36,781 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	363,350	361,819
Service receivables	(1,791)	(2,171)
Accumulated other comprehensive loss	(67)	—
Accumulated deficit	(236,680)	(231,495)
Total stockholders’ equity	124,817	128,158
Total liabilities and stockholders’ equity	$129,573	$134,727

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Royalties	$72	$68
Total revenues	72	68
Costs and expenses:
Research and development	3,279	2,706
Selling, general and administrative	2,235	1,486
Total operating expenses	5,514	4,192

Loss from operations	(5,442)	(4,124)

Interest income, net	57	36
Gain from change in fair value of derivative financial instruments—warrants	207	2
Other income (expense), net	(1)	(3)
Net loss	(5,179)	(4,089)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)

Net loss attributable to common stockholders	$(5,185)	$(4,095)

Net loss per common share — basic and diluted	$(0.14)	$(0.41)

Weighted-average shares outstanding — basic and diluted	37,164	9,910

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(5,179)	$(4,089)
Other comprehensive loss:
Unrealized loss on securities available-for-sale	(67)	—
Total comprehensive loss	(5,246)	(4,089)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)

Comprehensive loss attributable to common stockholders	$(5,252)	$(4,095)

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2021	716	$1	36,781	$4	$361,819	$(2,171)	$—	$(231,495)	$128,158
Stock-based compensation	—	—	—	—	268	—	—	—	268
Issuance of common stock upon exercise of warrants	—	—	771	—	1,263	—	—	—	1,263
Other comprehensive loss	—	—	—	—	—	—	(67)	—	(67)
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	380	—	—	380
Net loss	—	—	—	—	—	—	—	(5,179)	(5,179)
Balance, March 31, 2021	716	$1	37,552	$4	$363,350	$(1,791)	$(67)	$(236,680)	$124,817

See accompanying notes to the unaudited condensed financial statements.

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2020	61	$—	8,594	$8	$217,172	$(972)	$—	$(208,898)	$7,310
Stock-based compensation	—	—	—		177	—	—	—	177
Sale of common stock and warrants	—	—	800	—	1,000	—	—	—	1,000
Issuance of common stock upon exercise of warrants	—	—	1,610	—	1,456	—	—	—	1,456
Issuance of common stock upon vesting of restricted stock units	—	—	7	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	293	—	—	293
Net loss	—	—	—	—	—	—	—	(4,089)	(4,089)
Balance, March 31, 2020	61	$—	11,011	$8	$219,805	$(679)	$—	$(212,993)	$6,141

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(5,179)	$(4,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	1	—
Depreciation	119	119
Stock-based compensation expense	268	177
Amortization of premiums on short-term investments	204	—
Change in fair value of derivative financial instruments—warrants	(207)	(2)
Release of clinical trial funding commitment	380	293
Changes in operating assets and liabilities:
Other assets	166	1
Accounts receivable and unbilled receivable	79	97
Prepaid expenses and other assets	(183)	56
Operating lease right-of-use assets	82	80
Accounts payable and accrued expenses	(1,421)	89
Operating lease liabilities	(227)	(206)
Other liabilities	34	11
Net cash used in operating activities	(5,884)	(3,374)

Investing activities:
Purchases of short-term investments	(114,195)	—
Sales of short-term investments	2,497	—
Net cash used in investing activities	(111,698)	—

Financing activities:
Proceeds from sales of common stock, preferred stock and warrants, net of expenses of $0 and $634, respectively	—	1,000
Proceeds from exercise of warrants	1,263	1,456
Net cash provided by financing activities	1,263	2,456
Net change in cash and cash equivalents	(116,319)	(918)
Cash and cash equivalents—Beginning of period	130,981	10,195
Cash and cash equivalents—End of period	$14,662	$9,277

Supplementary disclosure of cash flow activity:
Cash paid for taxes	$1	$1
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividend payable on Series A Convertible Preferred Stock	$6	$6

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

Business Organization and Overview

Cardiff Oncology, Inc. (“Cardiff Oncology” or the “Company”) headquartered in San Diego, California, is a clinical-stage biotechnology company with the singular mission of developing new treatment options for cancer patients in indications with the greatest medical need, including KRAS-mutated metastatic colorectal cancer, metastatic pancreatic cancer and Zytiga®-resistant metastatic castration-resistant prostate cancer. Our goal is to overcome resistance, improve response to treatment and increase overall survival. Through the integration of tumor genomics and biomarker technology, we are performing correlative studies in our clinical programs to enable assessment of patient response to treatment.

Basis of Presentation

The accompanying unaudited interim condensed financial statements of Cardiff Oncology have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows for the periods presented. The unaudited condensed balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K filed with the SEC on February 25, 2021.

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of March 31, 2021, the Company had $125.6 million in cash, cash equivalents and short-term investments and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

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

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2021, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, other than the addition of investment securities as described below.

Investment Securities

All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Investments with contractual maturities beyond one year are also classified as short-term due to the Company’s ability to liquidate the investment for use in operations within the next 12 months.

Realized gains and losses on investment securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold. The Company has not realized any significant gains or losses on sales of available-for-sale investment securities during any of the periods presented. As all the Company’s investment holdings are in the form of debt securities or certificates of deposit, unrealized gains and losses that are determined to be temporary in nature are reported as a component of accumulated other comprehensive income. A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Interest income is recognized when earned and is included in investment income, as are the amortization of purchase premiums and accretion of purchase discounts on investment securities.

Net Loss Per Share

Basic and diluted net loss per common share is determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. Preferred dividends are included in net loss attributable to common stockholders in the computation of basic and diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Numerator:
Net loss used for basic and diluted loss per share	$(5,185)	$(4,095)

Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	37,164	9,910

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.41)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	March 31,
	2021	2020
Options to purchase Common Stock	1,849,737	975,233
Warrants to purchase Common Stock	4,490,159	10,516,377
Restricted Stock Units	—	4,491
Series A Convertible Preferred Stock	877	877
Series E Convertible Preferred Stock	2,684,607	—
	9,025,380	11,496,978

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2021 and December 31, 2020:

	Fair Value Measurements at March 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$6,271	$—	$—	$6,271
Corporate debt securities (1)	—	5,345	—	5,345
Total included in cash and cash equivalents	$6,271	$5,345	$—	$11,616

Available for sale investments (2):
Certificate of deposit	—	2,599	—	2,599
Corporate debt securities	—	81,450	—	81,450
Commercial paper	—	5,745	—	5,745
Non U.S. government	—	741	—	741
U.S. treasury securities	—	20,387	—	20,387
Total available for sale investments	$—	$110,922	$—	$110,922

Total assets measured at fair value on a recurring basis	$6,271	$116,267	$—	$122,538
Liabilities:
Derivative financial instruments—warrants (3)	$—	$—	$78	$78
Total liabilities measured at fair value on a recurring basis	$—	$—	$78	$78

	Fair Value Measurements at December 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$129,988	$—	$—	$129,988
Total assets measured at fair value on a recurring basis	$129,988	$—	$—	$129,988
Liabilities:
Derivative financial instruments—warrants (3)	$—	$—	$285	$285
Total liabilities measured at fair value on a recurring basis	$—	$—	$285	$285

(1) Included as a component of cash and cash equivalents on the accompanying condensed balance sheets.

(2) Included in short-term investments in the accompanying consolidated balance sheets depending on the respective maturity date.

(3) A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments that trade infrequently and therefore have little or no price transparency are classified as Level 3. See Note 6 to the condensed financial statements for further information.

4. Supplementary Balance Sheet Information

Investments available for sale consist of the following:

	As of March 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificate of deposit	2,599	—	—	2,599
Corporate debt securities	81,518	1	(69)	81,450
Commercial paper	5,745	1	(1)	5,745
Non U.S. government	742	—	(1)	741
U.S. treasury securities	20,385	3	(1)	20,387
Total short term investments	$110,989	$5	$(72)	$110,922

Property and equipment consist of the following:

(in thousands)	As of March 31, 2021	As of December 31, 2020
Furniture and office equipment	$798	$798
Leasehold improvements	1,962	1,962
Laboratory equipment	853	868
	3,613	3,628
Less—accumulated depreciation and amortization	(3,109)	(3,004)
Property and equipment, net	$504	$624

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

Master Facility Lease

The Company leases a building in San Diego under an operating lease that expires on December 31, 2021. The lease currently requires fixed monthly rent payments of approximately $80,000, with 3% annual escalation. The Company is currently in negotiations to lease lab and office space after our current lease expires.

Facility Subleases

As a result of corporate restructurings in previous years, the Company vacated a portion of its facility and has subleased the space to third parties under three separate sublease agreements, which all expire December 31, 2021.

The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating lease cost	$95	$107
Operating sublease income	(101)	(73)
Net operating lease cost	$(6)	$34

Supplemental balance sheet information related to leases was as follows:

(in thousands)	As of March 31, 2021	As of December 31, 2020
Operating lease ROU assets	$261	$343

Current operating lease liabilities	$635	$860
Non-current operating lease liabilities	8	9
Total operating lease liabilities	$643	$869

Weighted-average remaining lease term–operating leases	0.8 years	1.0 year
Weighted-average discount rate–operating leases	6.5%	6.5%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$240	$233

Total remaining annual commitments under non-cancelable lease agreements for each of the years ended December 31 are as follows:

(in thousands)
Year Ending December 31,	Operating Leases	Sublease Income	Net Operating Leases
2021 (excluding the three months ended March 31, 2021)	$650	$(303)	$347
2022	6	—	6
2023	3	—	3
Total future minimum lease payments	659	$(303)	$356
Less imputed interest	(16)
Total	$643

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

The assumptions used to determine the fair value of the warrants using the Black-Scholes option pricing model were:

	As of March 31, 2021	As of December 31, 2020
Fair value of Cardiff Oncology common stock	$9.26	$17.99
Expected warrant term	1.8 years	2.2 years
Risk-free interest rate	0.14%	0.13%
Expected volatility of Cardiff Oncology common stock	121%	116%
Dividend yield	0%	0%

Expected volatility is based on historical volatility of Cardiff Oncology’s common stock. The warrants have a transferability provision, accordingly, Cardiff Oncology used the remaining contractual term as the expected term of the warrants. The risk-free rate is based on the U.S. Treasury security rates consistent with the expected remaining term of the warrants at each balance sheet date.

The following table sets forth the components of changes in the Company’s derivative financial instruments—warrants liability balance, valued using the Black-Scholes option pricing method, for the periods indicated.

(in thousands, except for number of warrants)
Date	Description	Number of Warrants	Derivative Instrument Liability
December 31, 2020	Balance of derivative financial instruments—warrants liability	64,496	$285
	Change in fair value of derivative financial instruments—warrants during the period recognized as a gain in the condensed statements of operations	—	(207)
March 31, 2021	Balance of derivative financial instruments—warrants liability	64,496	$78

7. Stockholders’ Equity

Stock Options

Stock-based compensation expense related to Cardiff Oncology equity awards have been recognized in operating results as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Included in research and development expense	$40	$77
Included in selling, general and administrative expense	228	100
Total stock-based compensation expense	$268	$177

The unrecognized compensation cost related to non-vested stock options outstanding at March 31, 2021, net of estimated forfeitures, was $1.2 million, which is expected to be recognized over a weighted-average remaining vesting period of 1.8. The weighted-average remaining contractual term of outstanding options as of March 31, 2021 was approximately 8.6 years. The total fair value of stock options vested during the three months ended March 31, 2021 and 2020 were $24,333 and $34,929, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	(1)	1.8%
Dividend yield	(1)	0%
Expected volatility of Cardiff Oncology common stock	(1)	102.0%
Expected term	(1)	6.0 years
(1)No stock options were granted during the period.

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2020	1,860,507	$7.43	$27,963,363
Canceled / Forfeited	(10,770)	$2.55
Balance outstanding, March 31, 2021	1,849,737	$7.46	$12,125,293
Exercisable at March 31, 2021	756,300	$14.61	$4,739,794
Vested and expected to vest at March 31, 2021	1,768,104	$7.68	$11,572,933

The number of authorized shares in the Cardiff Oncology 2014 Equity Incentive Plan (“2014 EIP”) is 2,243,056. As of March 31, 2021, there were 271,216 shares available for issuance under the 2014 EIP.

Restricted Stock Units

A summary of the RSU activity is presented below:

	Total Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Intrinsic Value
Non-vested RSUs outstanding, December 31, 2020	491	$147.60	$8,833
Vested	(491)	$147.60
Non-vested RSUs outstanding, March 31, 2021	—	$—	$—

The total fair value of vested RSUs during the three months ended March 31, 2021 and 2020 were $72,472 and $95,170, respectively.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2020	5,260,992	$5.19	4.1 years
Exercised	(770,833)	$1.64
Balance outstanding, March 31, 2021	4,490,159	$5.80	3.7 years

Preferred Stock

A summary of our Company's classes of preferred stock is presented below:

				Shares outstanding
Class	Par value	Shares designated	Liquidation preference	As of March 31, 2021	As of December 31, 2020
Series A Convertible Preferred Stock	$0.001	277,100	$606,000	60,600	60,600
Series B Convertible Preferred Stock	$0.001	8,860	None	—	—
Series C Convertible Preferred Stock	$0.001	200,000	None	—	—
Series D Convertible Preferred Stock	$0.0001	154,670	None	—	—
Series E Convertible Preferred Stock	$0.001	865,824	None	655,044	655,044

8. Commitments and Contingencies

Executive Agreements

Certain executive agreements provide for severance payments in case of terminations without cause or certain change of control scenarios.

Research and Development and Clinical Trial Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which Cardiff Oncology refers to as onvansertib. Onvansertib, an investigational drug, is an oral, and a highly-selective adenosine triphosphate competitive inhibitor of the serine/threonine PLK1. The Company is developing onvansertib in cancer indications with the greatest medical need for new treatment options. The Company was committed to order $1.0 million of future services provided by Nerviano, such as the cost to manufacture drug product, no later than June 30, 2019, and these services have been purchased. Terms of the agreement also provide for the Company to pay development milestones and royalties based on sales volume.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of human diagnostics and oncology therapeutics. License fees are generally calculated as a percentage of product revenues, with rates that vary by agreement. For the three months ended March 31, 2021 and 2020, payments have not been material.

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

9. Related Party Transactions

In November 2018, the Company entered into a Material Transfer Agreement (“MTA”) with Leucadia Life Sciences (“Leucadia”) pursuant to which Leucadia developed a PCR-based assay for onvansertib for Acute Myeloid Leukemia (“AML”). This assay was completed in December 2020. For the duration of the agreement, one of the Company's directors, Dr. Thomas Adams, was a principal stockholder of Leucadia. In connection with the MTA, the Company entered into a consulting agreement with Tommy Adams, Co-Founder & Chief Operating Officer of Leucadia, who is the son of Dr. Adams. During the three months ended March 31, 2021 and 2020 the Company incurred and recorded research and development expenses of approximately $0 and $0.3 million, respectively, for services performed by Leucadia and Tommy Adams.

10. COVID-19

The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on the Company's future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on the Company's clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact the Company's future financial condition or results of operations is uncertain. While there has not been a material impact on the Company's condensed financial statements for the three months ended March 31, 2021, a prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its drugs and raise additional capital.

In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company is utilizing the deferment of employer social security payments. The CARES Act did not have a material impact on our income tax provision for the three months ended March 31, 2021. We continue to monitor changes and revisions of the CARES Act and its impact on our financial position, results of operations and cash flows.

11. Subsequent Events

On May 5, 2021 the Company agreed to sell 2.0 million shares of its Common Stock for gross proceeds of $20.0 million under the Sales Agreement with Jefferies LLC.

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

In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 25, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Onvansertib is highly potent against the PLK1 enzyme (concentration for 50% inhibition [IC50] = 2nM), whereas low or no activity was observed on a panel of 63 kinases (IC50>500 nM), including the PLK members PLK2 and PLK3 (IC50>10 μM). Onvansertib was developed to have ideal pharmacokinetics, including oral bioavailability and administration and a drug half-life of approximately 24 hours, allowing for flexible dosing and scheduling, with only mild to moderate side effects reported to-date. A Phase 1 safety study of onvansertib was successfully completed in patients with advanced metastatic solid tumors and published in 2017 in Investigational New Drugs.

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

Onvansertib has been evaluated preclinically and has demonstrated to have synergy with chemotherapies, including irinotecan, 5-FU, cisplatin, cytarabine, doxorubicin, gemcitabine and paclitaxel, and with targeted therapeutics including abiraterone, PARP inhibitor, venetoclax, histone deacetylase ("HDAC") inhibitors, fms-like tyrosine kinase 3 ("FLT3") inhibitors, sorafenib, and bortezomib. These therapies are used clinically for the treatment of many hematologic and solid cancers, including acute myeloid leukemia ("AML"), non-Hodgkin’s lymphoma ("NHL"), metastatic CRC, metastatic castration resistant prostate cancer ("mCRPC"), adrenocortical carcinoma ("ACC"), triple negative breast cancer ("TNBC"), small cell lung cancer ("SCLC"), and ovarian cancer. These preclinical studies are the foundation of the scientific rationale for the use of specific combinations in indicated cancer types within our ongoing and planned clinical trials for the drug development of onvansertib.

We believe the high-selectivity of onvansertib to PLK1, its 24-hour half-life and oral bioavailability, as well as evidence of safety and clinical benefit, with expected on-target, easy to manage and reversible side effects, may prove beneficial in addressing clinical therapeutic needs across a variety of cancers.

Clinical Program Updates

Significant clinical updates:
•TROV-054 is a Phase 1b/2 open-label multi- center clinical trial of onvansertib in combination with FOLFIRI and bevacizumab ("Avastin®") for the second line treatment of patients with KRAS-mutated mCRC, which is being conducted at 6 clinical trial sites across the U.S. - USC Norris Comprehensive Cancer Center, The Mayo Clinic Cancer Centers (Arizona, Minnesota and Florida), Kansas University Medical Center ("KUMC") and CARTI Cancer Center;
•TROV-053 is a Phase 2 open-label multi-center clinical trial of onvansertib in combination with abiraterone acetate (Zytiga®) and prednisone in patients with mCRPC, which is being conducted at Beth Israel Deaconess Medical Center ("BIDMC"), Dana-Farber Cancer Institute ("DFCI"), and Massachusetts General Hospital ("MGH");
•CRDF-001 is a Phase 2 open-label mutli-center clinical trial of onvansertib in combination with nanoliposomal irinotecan (“Onivyde®”), leucovorin, and fluorouracil for second line treatment of patients with metastatic pancreatic ductal adenocarcinoma ("PDAC"), which is being conducted at 6 clinical trial sites across the U.S. – The Mayo Clinic Cancer Centers (Arizona, Minnesota and Florida), Kansas University Medical Center (“KUMC”), University of Nebraska Medical Center (“UNMC”) and Inova Schar Cancer Institute.

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

The rationale for this clinical trial is based on three key principles including synthetic lethality, synergy and proof-of-concept clinical benefit. Synthetic lethality arises when a combination of deficiencies in the expression of two genes leads to cell death, whereas a deficiency in only one of these genes does not. The deficiencies can arise through mutations, epigenetic alterations or inhibitors of the protein encoded by one of the genes. In reference to onvansertib, CRC tumor cells harboring KRAS mutations are more vulnerable to cell death with PLK1 inhibition versus KRAS wild-type isogenic cells. Synergy occurs when the combination of two drugs results in an unexpected greater activity than an expected additive effect of the two drugs. Onvansertib in combination with irinotecan and 5-FU (components of FOLFIRI) demonstrate synergy in colorectal cancer cell lines and the combination has demonstrated significantly greater tumor growth inhibition than either drug alone. Proof-of-

concept clinical response has been demonstrated in a previously completed Phase 1 trial in solid tumors in which 3 of 5 patients showing stable disease had a KRAS mutation; 2 in colorectal cancer and 1 in pancreatic cancer.

Data presented on April 12, 2021, at a key opinion leader webinar, provided an update of the ongoing phase 1b/2 clinical study in KRAS-mutated metastatic colorectal cancer. Of the 18 patients evaluable for efficacy, 7 (39%) achieved an objective response (partial response; PR); 4 patients have had a confirmed PR; 1 patient with a non-confirmed PR went off study due to an unrelated event prior to their 16-week confirmatory scan and 2 patients await their respective confirmatory scans. This objective response rate (ORR) compares favorably with current standard of care benchmarks that range from 5 to 13%. To-date, the time to achieving a PR ranges from 2 to 6 months in patients on treatment. Objective responses were observed across different KRAS variants, including the 3 most common in CRC. Median progression free survival (mPFS) is currently 9.4 months which compares favorably with the current standard of care benchmarks that range from 4.5 to 5.7 months. 16 of 18 patients had a KRAS variant detected by ddPCR at baseline (all had a KRAS mutation detected by NGS). The greatest decreases in KRAS mutant allelic frequency (MAF) after 1 cycle of treatment were observed in patients achieving a PR (ranging from a decrease ranging from 78% to 100%), while the 2 patients who progressed showed a more modest reduction in KRAS MAF (decrease of 55% and 26%, respectively). Patients with PR and stable disease (SD) tended to have lower on-treatment KRAS MAF than patients with early progressive disease (PD). Of all adverse events (AEs) associated with onvansertib in combination with FOLFIRI/bevacizumab, only 11% have been grade 3 or 4. Grade 4 adverse events were attributed to the 5-FU bolus component of the combination regimen, which was eliminated in subsequent cycles of treatment per protocol and institutional guidelines. The only G3/G4 AE reported in ≥2 patients was neutropenia (n=8), which was managed by dose delay, growth factor therapy and/or discontinuation of the 5-FU bolus; no patients went off trial due to neutropenia. To-date, no major or unexpected toxicities have been attributed to onvansertib.

Key News Releases

On April 12, 2021, we announced a KOL Event Webinar presentation of Phase 1b/2 data from our ongoing trial in KRAS-mutated mCRC demonstrating continued robust response to treatment and progression-free survival.

On April 10, 2021, we announced an electronic oral poster presentation of findings from our Expanded Access Program ("EAP") demonstrating the clinical benefit of onvansertib in KRAS-mutated mCRC at the American Association for Cancer Research ("AACR") Annual Meeting 2021.

On January 15, 2021, we announced an electronic poster presentation of clinical data further demonstrating the clinical benefit of onvansertib in KRAS-mutate mCRC and initial findings from our Expanded Access Program ("EAP") in mCRC.

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

Data presented on February 11, 2021, at the American Society of Clinical Oncology Genitourinary Cancers Symposium (“ASCO-GU”) provided evidence of the safety and efficacy of onvansertib in combination with abiraterone. Arms A (n=17) and B (n=12) showed similar response with 29% and 25% of patients achieving the primary endpoint and 53% and 42% of patients with SD at 12 weeks, respectively. The more continuous dosing schedule of Arm C (n=8) has shown a higher response rate with 63% of patients, to-date, achieving the primary endpoint and 75% with SD at 12 weeks. Evidence of efficacy was observed in patients harboring AR alterations across all 3 arms. ctDNA analysis revealed differences in baseline genomic profiles of patients achieving SD at 12 weeks vs patients progressing before or at 12 weeks. Mutations exclusively present in patients with SD were associated with cell cycle and DNA repair pathways that may result in increased sensitivity to onvansertib and efficacy of the combination. Onvansertib + abiraterone has demonstrated safety across all 3 dosing schedules.

Key News Releases

On April 10, 2021, we announced, in collaboration with MIT, the presentation of an electronic oral poster presentation featuring gene signature analyses data identifying androgen-independent mechanism for onvansertib-abiraterone synergy in mCRPC.

On February 11, 2021, we announced an electronic poster presentation of clinical data further demonstrating the safety, efficacy and durability of response in patient with mCRPC at the American Society of Clinical Oncology Genitourinary Cancers Symposium (“ASCO-GU”).

PDAC

CRDF-001 is a Phase 2 Study of onvansertib in combination with nanoliposomal irinotecan and 5-FU for the second line treatment of patients with metastatic pancreatic ductal adenocarcinoma ("PDAC"). The first patient enrolled is anticipated in the first half of 2021.

The objective of this trial is to assess the safety and preliminary efficacy of onvansertib in combination with nanoliposomal irinotecan (Onyvide®), 5-FU and leucovorin as a second-line treatment in patients with metastatic PDAC who have failed first-line gemcitabine-based therapy. The trial is expected to enroll approximately 45 patients across six sites in the U.S. including the three Mayo Clinic Cancer Centers (Arizona, Minnesota and Florida), Kansas University Medical Center, University of Nebraska Medical Center and Inova Schar Cancer Institute.

Key News Releases

On January 26, 2021, we announced that the FDA provided a "study may proceed" notification to the Company to initiate our study in metastatic PDAC.

Company Updates

Our accumulated deficit through March 31, 2021 is $236.7 million. To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2021.

Critical Accounting Policies

Our accounting policies are described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of our Annual Report on Form 10-K as of and for the year ended December 31, 2020, filed with the SEC on February 25, 2021. There have been no changes to our critical accounting policies since December 31, 2020.

Three Months Ended March 31, 2021 and 2020

Revenues

Total revenues was $0.1 million for three months ended March 31, 2021 as compared to $0.1 million for the prior period. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2021	2020	Increase (Decrease)
Salaries and staff costs	$282	$424	$(142)
Stock-based compensation	40	77	(37)
Clinical trials, outside services, and lab supplies	2,800	1,974	826
Facilities and other	157	231	(74)
Total research and development	$3,279	$2,706	$573

Research and development expenses increased by $0.6 million for the three months ended March 31, 2021 compared to the same period in 2020. The overall increase in research and development expenses was primarily due to costs associated with clinical programs and outside service costs for three ongoing clinical trials related to the development of our lead drug candidate, onvansertib. Salaries and staff costs decreased primarily due to departmental changes of certain executives in the current period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2021	2020	Increase (Decrease)
Salaries and staff costs	$568	$494	$74
Stock-based compensation	228	100	128
Outside services and professional fees	971	495	476
Facilities and other	468	397	71
Total selling, general and administrative	$2,235	$1,486	$749

Selling, general and administrative expenses increased by $0.7 million for the three months ended March 31, 2021 compared to the same period in 2020. The significant components of the increase were outside services and stock-based compensation. The increase in outside services and professional fees is primarily due to increased legal fees mainly related to the expansion of our patent portfolio and recruiting fees. The increase in stock-based compensation is primarily due to stock options granted in June 2020.

Change in Fair Value of Derivative Financial Instruments — Warrants

We have issued warrants that are accounted for as derivative liabilities. As of March 31, 2021, the derivative financial instruments—warrants liabilities were revalued to $0.1 million, resulting in an decrease in value of $0.2 million from December 31, 2020, based primarily upon the fluctuation in our stock price as well as the decrease in the remaining life of the warrants, volatility, and risk-free interest rates for the expected term. The change in value upon remeasurement at March 31, 2021 was recorded as a gain from the change in fair value of derivative financial instruments—warrants in the condensed statement of operations.

Net Loss

Net loss and per share amounts were as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020	Increase (Decrease)
Net loss	$(5,179)	$(4,089)	$1,090
Preferred stock dividend	(6)	(6)	—
Net loss attributable to common shareholders	$(5,185)	$(4,095)	$1,090

Net loss per common share — basic and diluted	$(0.14)	$(0.41)	$(0.27)

Weighted average shares outstanding — basic and diluted	37,164	9,910	27,254

The $1.1 million increase in net loss attributable to common shareholders was primarily the result of an increase in operating expenses for the three months ended March 31, 2021 compared to the same period in the prior year. The $0.27 decrease in basic net loss per share was impacted by the increase in basic weighted average shares outstanding resulting primarily from the issuance of approximately 26.5 million shares of common stock from April 1, 2020 through March 31, 2021.

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

Net cash used in operating activities for the three months ended March 31, 2021 was $5.9 million, compared to $3.4 million for the three months ended March 31, 2020. Our use of cash was primarily a result of the net loss of $5.2 million for the three months ended March 31, 2021, adjusted for non-cash items related to release of clinical trial funding commitment of $0.4 million, stock-based compensation of $0.3 million, and depreciation of $0.1 million. The net change in our operating assets and liabilities was $1.5 million increasing cash used in operations. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Net cash used in investing activities was $111.7 million during the three months ended March 31, 2021, compared to no investment activities for the same period in 2020, investment activities during the current period were primarily related to net purchases of marketable securities.
Net cash provided in financing activities was $1.3 million during the three months ended March 31, 2021, compared to $2.5 million for the same period in 2020. Net cash provided in financing activities during the three months ended March 31, 2021 was from $1.3 million of proceeds from the exercise of warrants. Net cash provided in financing activities during the three months ended March 31, 2020 was from $1.5 million of proceeds from the exercise of warrants and $1.0 million from the sale of common stock and warrants.

As of March 31, 2021, and December 31, 2020, we had working capital of $124.1 million and $127.2 million, respectively.

We have incurred net losses since our inception and have negative operating cash flows. As of March 31, 2021, we had $125.6 million in cash, cash equivalents and short-term investments and we believe we have sufficient cash to meet our funding requirements for at least the next 12 months following the issuance date of these financial statements.

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

CONTRACTUAL OBLIGATIONS

For a discussion of our contractual obligations see (i) our Financial Statements and Notes to Financial Statements Note 10. Commitments and Contingencies, and (ii) Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations and Commitments, included in our Annual Report on Form 10-K as of December 31, 2020. There have been no material changes to our contractual obligations in our Form 10-K for the year ended December 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (VP, Finance), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIFF ONCOLOGY, INC.

May 6, 2021	By:	/s/ Mark Erlander
Mark Erlander
Chief Executive Officer

CARDIFF ONCOLOGY, INC.

May 6, 2021	By:	/s/ Brigitte Lindsay
Brigitte Lindsay
VP, Finance