Form 10-Q
period 2021-06-30
Cardiff Oncology, Inc.
filed 2021-08-05
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the issuer had 39,552,129 shares of Common Stock issued and outstanding.

CARDIFF ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIFF ONCOLOGY, INC.
CONDENSED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$10,581	$130,981
Short-term investments	129,470	—
Accounts receivable and unbilled receivable	308	320
Prepaid expenses and other current assets	2,512	2,055
Total current assets	142,871	133,356
Property and equipment, net	422	624
Operating lease right-of-use assets	178	343
Other assets	263	404
Total Assets	$143,734	$134,727

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$543	$1,366
Accrued expenses	3,592	3,851
Operating lease liabilities	402	860
Other current liabilities	42	42
Total current liabilities	4,579	6,119
Derivative financial instruments—warrants	17	285
Operating lease liabilities, net of current portion	6	9
Other liabilities	214	156
Total Liabilities	4,816	6,569

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, 20,000 shares authorized; (Note 7)	1	1
Common stock, $0.0001 par value, 150,000 shares authorized; 39,552 and 36,781 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	383,611	361,819
Service receivables	(1,245)	(2,171)
Accumulated other comprehensive loss	(10)	—
Accumulated deficit	(243,443)	(231,495)
Total stockholders’ equity	138,918	128,158
Total liabilities and stockholders’ equity	$143,734	$134,727

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Royalties	$68	$43	$140	$110
Total revenues	68	43	140	110
Costs and expenses:
Research and development	4,119	2,476	7,398	5,181
Selling, general and administrative	2,838	1,669	5,073	3,155
Total operating expenses	6,957	4,145	12,471	8,336

Loss from operations	(6,889)	(4,102)	(12,331)	(8,226)

Interest income, net	71	16	115	51
Gain (loss) from change in fair value of derivative financial instruments—warrants	61	(44)	268	(42)
Other income (expense), net	—	6	12	4
Net loss	(6,757)	(4,124)	(11,936)	(8,213)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(12)	(12)
Deemed dividend recognized on beneficial conversion features of Series D Convertible Preferred Stock issuance	—	(602)	—	(602)
Deemed dividend recognized on beneficial conversion features of Series E Convertible Preferred Stock issuance	—	(2,665)	—	(2,665)

Net loss attributable to common stockholders	$(6,763)	$(7,397)	$(11,948)	$(11,492)

Net loss per common share — basic and diluted	$(0.17)	$(0.51)	$(0.31)	$(0.94)

Weighted-average shares outstanding — basic and diluted	38,761	14,492	37,967	12,201

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(6,757)	$(4,124)	$(11,936)	$(8,213)
Other comprehensive loss:
Unrealized gain (loss) on securities available-for-sale	57	—	(10)	—
Total comprehensive loss	(6,700)	(4,124)	(11,946)	(8,213)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(12)	(12)
Deemed dividend recognized on beneficial conversion features of Series D Convertible Preferred Stock issuance	—	(602)	—	(602)
Deemed dividend recognized on beneficial conversion features of Series E Convertible Preferred Stock issuance	—	(2,665)	—	(2,665)

Comprehensive loss attributable to common stockholders	$(6,706)	$(7,397)	$(11,958)	$(11,492)

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2021	716	$1	36,781	$4	$361,819	$(2,171)	$—	$(231,495)	$128,158
Stock-based compensation	—	—	—	—	268	—	—	—	268
Issuance of common stock upon exercise of warrants	—	—	771	—	1,263	—	—	—	1,263
Other comprehensive loss	—	—	—	—	—	—	(67)	—	(67)
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	380	—	—	380
Net loss	—	—	—	—	—	—	—	(5,179)	(5,179)
Balance, March 31, 2021	716	$1	37,552	$4	$363,350	$(1,791)	$(67)	$(236,680)	$124,817
Stock-based compensation	—	—	—	—	1,036	—	—	—	1,036
Sale of common stock, net of expenses(1)	—	—	2,000	—	19,225	—	—	—	19,225
Other comprehensive gain	—	—	—	—	—	—	57	—	57
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	546	—	—	546
Net loss	—	—	—	—	—	—	—	(6,757)	(6,757)
Balance, June 30, 2021	716	$1	39,552	$4	$383,611	$(1,245)	$(10)	$(243,443)	$138,918

(1)Net of expenses of $0.8 million.

See accompanying notes to the unaudited condensed financial statements.

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2020	61	$—	8,594	$8	$217,172	$(972)	$—	$(208,898)	$7,310
Stock-based compensation	—	—	—		177	—	—	—	177
Sale of common stock and warrants	—	—	800	—	1,000	—	—	—	1,000
Issuance of common stock upon exercise of warrants	—	—	1,610	—	1,456	—	—	—	1,456
Issuance of common stock upon vesting of restricted stock units	—	—	7	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	293	—	—	293
Net loss	—	—	—	—	—	—	—	(4,089)	(4,089)
Balance, March 31, 2020	61	$—	11,011	$8	$219,805	$(679)	$—	$(212,993)	$6,141
Stock-based compensation	—	—	—	—	282	—	—	—	282
Issuance of common stock, preferred stock and warrants for clinical trial funding commitment	155	—	603	—	2,292	(2,300)	—	—	(8)
Deemed dividend recognized on beneficial conversion features of Series D Convertible Preferred Stock issuance	—	—	—	—	602	—	—	(602)	—
Deemed dividend recognized on beneficial conversion features of Series E Convertible Preferred Stock issuance	—	—	—	—	2,665	—	—	(2,665)	—
Sale of common stock, preferred stock and warrants(2)	866	1	4,689	1	17,277	—	—	—	17,279
Issuance of common stock upon exercise of warrants	—	—	3,473	—	4,605	—	—	—	4,605
Issuance of common stock upon vesting of restricted stock units	—	—	2	—	—	—	—	—	—
Issuance of common stock upon conversion of Series D Convertible Preferred Stock	(155)	—	1,547	—	—	—	—	—	—
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	213	—	—	213
Net loss	—	—	—	—	—	—	—	(4,124)	(4,124)
Balance, June 30, 2020	927	$1	21,325	$9	$247,528	$(2,766)	$—	$(220,390)	$24,382

(2)Net of expenses of $0.6 million, and fair value of warrants issued as a transaction advisory fee as of the date of issuance of $0.4 million.

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(11,936)	$(8,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	1	—
Impairment loss	—	34
Depreciation	228	234
Stock-based compensation expense	1,304	459
Amortization of premiums on short-term investments	698	—
Change in fair value of derivative financial instruments—warrants	(268)	42
Release of clinical trial funding commitment	926	506
Changes in operating assets and liabilities:
Other assets	141	5
Accounts receivable and unbilled receivable	12	94
Prepaid expenses and other assets	68	—
Operating lease right-of-use assets	165	161
Accounts payable and accrued expenses	(1,121)	(513)
Operating lease liabilities	(461)	(418)
Other liabilities	58	(56)
Net cash used in operating activities	(10,185)	(7,665)

Investing activities:
Maturities of short-term investments	5,510	—
Purchases of short-term investments	(141,948)	—
Sales of short-term investments	5,735	—
Net cash used in investing activities	(130,703)	—

Financing activities:
Proceeds from sales of common stock, preferred stock and warrants, net of expenses of $776 and $93, respectively	19,225	18,802
Costs related to the clinical trial funding commitment	—	(8)
Proceeds from exercise of warrants	1,263	6,126
Borrowings under note payable	—	305
Net cash provided by financing activities	20,488	25,225
Net change in cash and cash equivalents	(120,400)	17,560
Cash and cash equivalents—Beginning of period	130,981	10,195
Cash and cash equivalents—End of period	$10,581	$27,755

Supplementary disclosure of cash flow activity:
Cash paid for taxes	$1	$1
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable and accrued expenses	$27	$11

	Six Months Ended June 30,
	2021	2020
Expenses from sales of common stock, preferred stock and warrants included in accounts payable and accrued liabilities	$—	$523
Expenses from exercise of warrants included in accounts payable and accrued liabilities	$—	$64
Preferred stock dividend payable on Series A Convertible Preferred Stock	$12	$12
Deemed dividend recognized for beneficial conversion features of Series D Convertible Preferred Stock issuance	$—	$602
Deemed dividend recognized for beneficial conversion features of Series E Convertible Preferred Stock issuance	$—	$2,665
Common stock, Series D Convertible Preferred Stock and warrants issued in connection with clinical trial funding commitment, net of discount of $0 and $488, respectively	$—	$2,300

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

Business Organization and Overview

Cardiff Oncology, Inc. (“Cardiff Oncology” or the “Company”) headquartered in San Diego, California, is a clinical-stage oncology company with the mission of developing new precision medicine treatment options for cancer patients in indications with the greatest unmet medical need, including KRAS-mutated metastatic colorectal cancer, metastatic pancreatic cancer and Zytiga®-resistant metastatic castration-resistant prostate cancer. The Company's common stock is listed on the Nasdaq Capital Market under the ticker symbol "CRDF".

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

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of June 30, 2021, the Company had $140.1 million in cash, cash equivalents and short-term investments and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

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

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2021, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, other than the addition of investment securities as described below.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net loss used for basic and diluted loss per share	$(6,763)	$(7,397)	$(11,948)	$(11,492)

Denominator:
Weighted-average shares used to compute basic and diluted net loss per share	38,761	14,492	37,967	12,201

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.17)	$(0.51)	$(0.31)	$(0.94)

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	June 30,
	2021	2020
Options to purchase Common Stock	2,966,843	1,924,039
Warrants to purchase Common Stock	4,490,159	12,329,435
Restricted Stock Units	—	2,241
Series A Convertible Preferred Stock	877	877
Series E Convertible Preferred Stock	2,684,607	3,548,459
	10,142,486	17,805,051

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

In May 2021, the FASB issued ASU No. 2021-04 ("ASU 2021-04), Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2021 and December 31, 2020:

	Fair Value Measurements at June 30, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$9,596	$—	$—	$9,596
Total included in cash and cash equivalents (1)	$9,596	$—	$—	$9,596

Available for sale investments:
Certificate of deposit	—	1,740	—	1,740
Corporate debt securities	—	87,678	—	87,678
Commercial paper	—	12,782	—	12,782
Non U.S. government	—	737	—	737
U.S. treasury securities	—	26,533	—	26,533
Total available for sale investments (2)	$—	$129,470	$—	$129,470

Total assets measured at fair value on a recurring basis	$9,596	$129,470	$—	$139,066
Liabilities:
Derivative financial instruments—warrants (3)	$—	$—	$17	$17
Total liabilities measured at fair value on a recurring basis	$—	$—	$17	$17

	Fair Value Measurements at December 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$129,988	$—	$—	$129,988
Total assets measured at fair value on a recurring basis	$129,988	$—	$—	$129,988
Liabilities:
Derivative financial instruments—warrants (3)	$—	$—	$285	$285
Total liabilities measured at fair value on a recurring basis	$—	$—	$285	$285

(1) Included as a component of cash and cash equivalents on the accompanying condensed balance sheets. Cash equivalents are considered by the Company to be highly liquid investments purchased with original maturities of three months or less from the date of purchase.

(2) Included in short-term investments in the accompanying condensed balance sheets.

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

4. Supplementary Balance Sheet Information

Investments available for sale consist of the following:

	As of June 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificate of deposit	1,739	1	—	1,740
Corporate debt securities	87,689	10	(21)	87,678
Commercial paper	12,780	3	(1)	12,782
Non U.S. government	737	—	—	737
U.S. treasury securities	26,535	2	(4)	26,533
Total short term investments	$129,480	$16	$(26)	$129,470

Property and equipment consist of the following:

(in thousands)	As of June 30, 2021	As of December 31, 2020
Furniture and office equipment	$825	$798
Leasehold improvements	1,962	1,962
Laboratory equipment	853	868
	3,640	3,628
Less—accumulated depreciation and amortization	(3,218)	(3,004)
Property and equipment, net	$422	$624

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

Master Facility Lease

The Company leases a building in San Diego under an operating lease that expires on December 31, 2021. The lease currently requires fixed monthly rent payments of approximately $80,000, with 3% annual escalation. During July 2021, the Company entered into an amended lease agreement to continue leasing 12,300 square feet of the 26,100 square feet from the lease that expires at year end. See Note 11 to the condensed financial statements for further information regarding the amended lease agreement.

Facility Subleases

As a result of corporate restructurings in previous years, the Company vacated a portion of its facility and has subleased the space to third parties under three separate sublease agreements, which all expire December 31, 2021.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$92	$139	$187	$246
Operating sublease income	(101)	(73)	(202)	(146)
Net operating lease cost	$(9)	$66	$(15)	$100

Supplemental balance sheet information related to leases was as follows:

(in thousands)	As of June 30, 2021	As of December 31, 2020
Operating lease ROU assets	$178	$343

Current operating lease liabilities	$402	$860
Non-current operating lease liabilities	6	9
Total operating lease liabilities	$408	$869

Weighted-average remaining lease term–operating leases	0.5 years	1.0 year
Weighted-average discount rate–operating leases	6.5%	6.5%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$243	$236	$483	$469

Total remaining annual commitments under non-cancelable lease agreements for each of the years ended December 31 are as follows:

(in thousands)
Year Ending December 31,	Operating Leases	Sublease Income	Net Operating Leases
2021 (excluding the six months ended June 30, 2021)	$406	$(202)	$204
2022	6	—	6
2023	3	—	3
Total future minimum lease payments	415	$(202)	$213
Less imputed interest	(7)
Total	$408

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

The assumptions used to determine the fair value of the warrants using the Black-Scholes option pricing model were:

	As of June 30, 2021	As of December 31, 2020
Fair value of Cardiff Oncology common stock	$6.65	$17.99
Expected warrant term	1.6 years	2.1 years
Risk-free interest rate	0.16%	0.13%
Expected volatility of Cardiff Oncology common stock	110%	116%
Dividend yield	0%	0%

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

(in thousands, except for number of warrants)
Date	Description	Number of Warrants	Derivative Instrument Liability
December 31, 2020	Balance of derivative financial instruments—warrants liability	64,496	$285
	Change in fair value of derivative financial instruments—warrants during the period recognized as a gain in the condensed statements of operations	—	(268)
June 30, 2021	Balance of derivative financial instruments—warrants liability	64,496	$17

7. Stockholders’ Equity

Stock Options

Stock-based compensation expense related to Cardiff Oncology equity awards have been recognized in operating results as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Included in research and development expense	$72	$70	$112	$147
Included in selling, general and administrative expense	964	212	1,192	312
Total stock-based compensation expense	$1,036	$282	$1,304	$459

The unrecognized compensation cost related to non-vested stock options outstanding at June 30, 2021, net of estimated forfeitures, was $7.9 million, which is expected to be recognized over a weighted-average remaining vesting period of 3.3 years. The weighted-average remaining contractual term of outstanding options as of June 30, 2021 was approximately 8.9 years. The total fair value of stock options vested during the six months ended June 30, 2021 and 2020 were $1.2 million and $0.8 million, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated:

	Six Months Ended June 30,
	2021	2020
Risk-free interest rate	0.94%	0.44%
Dividend yield	0%	0%
Expected volatility of Cardiff Oncology common stock	108%	105%
Expected term	6.0 years	5.9 years

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2020	1,860,507	$7.43	$27,963,363
Granted	1,117,106	$7.98
Canceled / Forfeited	(10,770)	$2.55
Balance outstanding, June 30, 2021	2,966,843	$7.65	$7,439,918
Exercisable at June 30, 2021	1,282,401	$9.65	$5,076,084
Vested and expected to vest at June 30, 2021	2,886,407	$7.72	$7,262,361

2021 Equity Incentive Plan

In June 2021 the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). The number of authorized shares in the 2021 plan is equal to the sum of (i) 3,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the 2014 Plan; and (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. As of June 30, 2021, there were 2,304,110 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Modification of Stock Options

In June 2021 two of the Company's directors left the Board of Directors. At the time of departure, the Compensation Committee passed a resolution to extend the expiration date of both of the departing directors vested stock options, and to immediately accelerate the vesting of one of the directors unvested options. The Company recorded incremental stock compensation expense of $0.6 million during the three months ended June 30, 2021 related to the modifications.

Restricted Stock Units

A summary of the RSU activity is presented below:

	Total Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Intrinsic Value
Non-vested RSUs outstanding, December 31, 2020	491	$147.60	$8,833
Vested	(491)	$147.60
Non-vested RSUs outstanding, June 30, 2021	—	$—	$—

The total fair value of vested RSUs during the six months ended June 30, 2021 and 2020 were $72 thousand and $99 thousand, respectively.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2020	5,260,992	$5.19	4.1 years
Exercised	(770,833)	$1.64
Balance outstanding, June 30, 2021	4,490,159	$5.80	3.5 years

Preferred Stock

A summary of our Company's classes of preferred stock is presented below:

				Shares outstanding
Class	Par value	Shares designated	Liquidation preference	As of June 30, 2021	As of December 31, 2020
Series A Convertible Preferred Stock	$0.001	277,100	$606,000	60,600	60,600
Series B Convertible Preferred Stock	$0.001	8,860	None	—	—
Series C Convertible Preferred Stock	$0.001	200,000	None	—	—
Series D Convertible Preferred Stock	$0.0001	154,670	None	—	—
Series E Convertible Preferred Stock	$0.001	865,824	None	655,044	655,044

Sale of Common Stock

During May 2021, the Company sold 2.0 million shares of its common stock under the Sales Agreement with Jefferies LLC.

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

The Company is a party of various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. The company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due. These royalty payments are calculated as a percent of revenue. For the three and six months ended June 30, 2021 and 2020, payments have not been material.

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

9. Related Party Transactions

Gary Pace Securities Purchase Agreement

In May 2020, the Company entered into a Securities Purchase Agreement with Gary W. Pace, one of the Company's directors. Dr. Pace purchased 447,761 shares of the Company's common stock at $1.34 per share for an aggregate purchase price of $600,000.

Leucadia Life Sciences

In November 2018, the Company entered into a Material Transfer Agreement (“MTA”) with Leucadia Life Sciences (“Leucadia”) pursuant to which Leucadia developed a PCR-based assay for onvansertib for Acute Myeloid Leukemia (“AML”). This assay was completed in December 2020. During the duration of the agreement, one of the Company's directors Dr. Thomas Adams (who is no longer a director as of June 2021), was a principal stockholder of Leucadia. In connection with the MTA, the Company entered into a consulting agreement with Tommy Adams, Co-Founder & Chief Operating Officer of Leucadia, who is the son of Dr. Adams. During the three months ended June 30, 2021 and 2020 the Company incurred and recorded research and development expenses of approximately $0 and $0.3 million, respectively, for services performed by Leucadia and Tommy Adams. During the six months ended June 30, 2021 and 2020 the Company incurred and recorded research and development expenses of approximately $0 and $0.5 million, respectively, for services performed by Leucadia and Tommy Adams.

10. COVID-19

The COVID-19 outbreak in the United States has caused significant business disruption. The extent of the impact of COVID-19 on the Company's future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on the Company's clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact the Company's future financial condition or results of operations is uncertain. While there has not been a material impact on the Company's condensed financial statements for the six months ended June 30, 2021, a prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its drugs and raise additional capital.

In response to the pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company is utilizing the deferment of employer social security payments. The CARES Act did not have a material impact on our income tax provision for the six months ended June 30, 2021. We continue to monitor changes and revisions of the CARES Act and its impact on our financial position, results of operations and cash flows.

11. Subsequent Events

Amendment to facility lease agreement

During July 2021, the Company entered into an amended lease agreement ("amended lease") with BMR-COAST 9 LP. The amended agreement commences on January 1, 2022 and expires on February 28, 2027. The Company will lease approximately 12,300 square feet of office and lab space. The minimum monthly rent under the amended lease is $55 thousand with an annual rent escalation of 3% per year.

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

Overview

We are a clinical-stage oncology company, developing new precision medicine treatment options for cancer patients in indications with the greatest unmet medical need. Our goal is to target tumor vulnerabilities with treatment combinations that overcome disease resistance and improve disease response to standard treatment regimens and to increase overall survival. We are developing onvansertib, a first-in-class, third-generation Polo-like Kinase 1 ("PLK1") inhibitor, in combination with standard-of-care anti-cancer therapeutics. Our clinical development programs incorporate tumor genomics and biomarker technology to refine assessment of patient response to treatment.

We licensed onvansertib from Nerviano Medical Sciences ("NMS") pursuant to a license agreement with NMS dated March 13, 2017. This exclusive, world-wide license agreement includes 3 issued patents for onvansertib which cover composition of matter, salt forms of onvansertib and combination of onvansertib with other drugs.

Onvansertib is a novel polo-like kinase ("PLK1")-selective adenosine triphosphate (ATP) competitive inhibitor with oral bioavailability, and a relatively short drug half-life of 24 hours. Onvansertib is highly potent against the PLK1 enzyme (concentration for 50% inhibition [IC50]=5±3 nM), whereas low or no activity was observed on a panel of 63 kinases (IC50>500 nM), including the PLK members PLK2 and PLK3 (IC50>10 μM).

PLK1, a serine/threonine kinase, is a master regulator of mitotic progression with various roles and localizations during the different mitotic phases. Upon PLK1 depletion in cancer cells by RNA interference (RNAi), inhibition of proliferation, and decreased viability, resulting from cell cycle arrest with 4N DNA content followed by apoptosis, are observed. PLK1 depletion also results in an increase in the number of cells containing abnormal spindle formation and misaligned chromosomes. Expression of PLK1 is seen in all proliferating normal tissues, and PLK1 is overexpressed in a number of tumors (including breast, prostate, ovary, lung, gastric, and colon cancers), as well as in hematologic cancers.

Although 5 different PLK family members are described in humans, the inhibition of the enzymatic activity or the depletion of PLK1 is sufficient to induce a G2/M cell cycle block and apoptosis in tumor cell lines and tumor regression in xenograft models. In addition, a tumor suppressor function has been described for PLK2 and PLK3 (but not PLK1), and they are reported to be expressed in non-proliferating, differentiated postmitotic cells, such as neurons, indicating a potentially better safety profile for a PLK1-selective compound.

Onvansertib is a highly selective inhibitor of PLK1. The fumarate salt of the compound was formulated for oral administration and is in clinical development for the treatment of a wide range of tumor types. There are 3 ongoing clinical studies of onvansertib in combination treatment: for second line treatment in patients with KRAS-mutated metastatic colorectal cancer ("mCRC"), in patients with metastatic pancreatic ductal adenocarcinoma ("mPDAC"), and in patients with metastatic castration-resistant prostate cancer ("mCRPC").

Combination studies in vitro showed synergistic effects when onvansertib was administered with different cytotoxic agents including antimicrotubule agents, topoisomerase 1 inhibitors, antimetabolites, alkylating agents, proteasome inhibitors, kinase inhibitors, BCL-2 inhibitors, and androgen biosynthesis inhibitors.

In addition, in vivo combination studies confirmed the positive results obtained in vitro and synergistic effects were observed in xenograft models for onvansertib in combination with abiraterone, 5-fluorouracil (5 FU), irinotecan (including NKTR-102), quizartinib, venetoclax, and paclitaxel, while additive effects in combination with cytarabine or bevacizumab were reported.

We believe the high-selectivity of onvansertib to PLK1, its 24-hour half-life and oral bioavailability, as well as evidence of safety and clinical benefit, with expected on-target, easy to manage and reversible side effects, may prove beneficial in addressing clinical therapeutic needs across a variety of cancers.

Ongoing Clinical Programs Update:

•TROV-054 is a Phase 1b/2 open-label multi- center clinical trial of onvansertib in combination with FOLFIRI and bevacizumab ("Avastin®") for the second line treatment of patients with KRAS-mutated mCRC, which is being conducted at 7 clinical trial sites across the U.S. - USC Norris Comprehensive Cancer Center, The Mayo Clinic Cancer Centers (Arizona, Minnesota and Florida), Kansas University Medical Center ("KUMC"), Inova Schar Cancer Institute and CARTI Cancer Center;
•TROV-053 is a Phase 2 open-label multi-center clinical trial of onvansertib in combination with abiraterone acetate (Zytiga®) and prednisone in patients with mCRPC, which is being conducted at Beth Israel Deaconess Medical Center ("BIDMC"), Dana-Farber Cancer Institute ("DFCI"), and Massachusetts General Hospital ("MGH");
•CRDF-001 is a Phase 2 open-label multi-center clinical trial of onvansertib in combination with nanoliposomal irinotecan (“Onivyde®”), leucovorin, and fluorouracil for second line treatment of patients with metastatic pancreatic ductal adenocarcinoma ("mPDAC"), which is being conducted at 6 clinical trial sites across the U.S. – The Mayo Clinic Cancer Centers (Arizona, Minnesota and Florida), Kansas University Medical Center (“KUMC”), University of Nebraska Medical Center (“UNMC”) and Inova Schar Cancer Institute.

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

The rationale for this clinical trial is based on three key principles including synthetic lethality, synergy and proof-of-concept clinical benefit. Synthetic lethality arises when a combination of deficiencies in the expression of two genes leads to cell death, whereas a deficiency in only one of these genes does not. The deficiencies can arise through mutations, epigenetic alterations or inhibitors of the protein encoded by one of the genes. In reference to onvansertib, CRC tumor cells harboring KRAS mutations are more vulnerable to cell death with PLK1 inhibition versus KRAS wild-type isogenic cells. Synergy occurs when the combination of two drugs results in an unexpected greater activity than an expected additive effect of the two drugs. Onvansertib in combination with irinotecan and in combination with 5-FU (components of FOLFIRI) demonstrate synergy in colorectal cancer cell lines and both combinations have demonstrated significantly greater tumor growth inhibition than either drug alone. Proof-of-concept clinical response has been demonstrated in a previously completed Phase 1 trial in solid tumors in which 3 of 5 patients showing stable disease had tumors with a KRAS mutation; 2 in colorectal cancer and 1 in pancreatic cancer.

Data presented on April 12, 2021, at a key opinion leader webinar, provided an update of the ongoing phase 1b/2 clinical study in KRAS-mutated metastatic colorectal cancer. Of the 18 patients evaluable for efficacy, 7 (39%) achieved an objective response (partial response; PR); 4 patients have had a confirmed PR; with 1 patient going on to curative surgery; 1 patient with a non-confirmed PR went off study due to an unrelated adverse event prior to their 16-week confirmatory scan and 2 patients were awaiting their respective confirmatory scans. This objective response rate (ORR) compares favorably with current standard of care benchmarks that range from 5 to 13%. To-date, the time to achieving a PR ranges from 2 to 6 months in patients on treatment. Objective responses were observed across different KRAS variants, including the 3 most common in CRC. Median progression free survival (mPFS) is currently 9.4 months which compares favorably with the current standard of care benchmarks that range from 4.5 to 5.7 months. 16 of 18 patients had a KRAS variant detected by ddPCR at baseline (all had a KRAS mutation detected by NGS). The greatest decreases in KRAS mutant allelic frequency (MAF) after 1 cycle of treatment were observed in patients achieving a PR (ranging from a decrease ranging from 78% to 100%), while the 2 patients who experienced disease progression showed a more modest reduction in KRAS MAF (decrease of 55% and 26%, respectively). Patients with PR and stable disease (SD) tended to have lower on-treatment KRAS MAF than patients with early progressive disease (PD). Of all adverse events (AEs) reported for onvansertib in combination with FOLFIRI/bevacizumab, only 11% have been grade 3 or 4. Grade 4 adverse events were attributed to the 5-FU bolus component of the combination regimen, which was eliminated in subsequent cycles of treatment per protocol and institutional guidelines. The only G3/G4 AE reported in ≥2 patients was neutropenia (n=8), which was managed by dose delay, growth factor therapy and/or discontinuation of the 5-FU bolus; no patients went off trial due to neutropenia. To-date, no major or unexpected toxicities have been attributed to onvansertib.

Key News Releases

We Announced the upcoming presentation of new data from Lead Clinical Program in KRAS-mutated Colorectal Cancer on Wednesday, September 8, 2021. Updated data from the Phase 1b/2 trial evaluating onvansertib in combination with standard-of-care FOLFIRI/bevacizumab for the second-line treatment of patients with KRAS-mutated metastatic colorectal cancer (mCRC) will be announced at a webinar featuring the clinical trial principal investigator, Heinz-Josef Lenz, M.D., FACP (USC Norris Comprehensive Cancer Center), and key clinical advisor Afsaneh Barzi, M.D., Ph.D., (City of Hope Comprehensive Cancer Center).

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

The rationale for this trial is based on the mechanism of action ("MOA") of onvansertib and Zytiga® and the synergy of these two drugs when used in combination in pre-clinical experiments. Onvansertib inhibits tumor cell division (mitosis) by inducing G2/M arrest of tumor cells and the combination of onvansertib and Zytiga® significantly increases mitotic arrest and is synergistic when used in combination. Additionally, PLK1 inhibition appears to enhance the efficacy of androgen signaling blockade in castration-resistant prostate cancer.

Data presented on February 11, 2021, at the American Society of Clinical Oncology Genitourinary Cancers Symposium (“ASCO-GU”) provided evidence of the safety and efficacy of onvansertib in combination with abiraterone. Arms

A (n=17) and B (n=12) showed similar response with 29% and 25% of patients achieving the primary endpoint and 53% and 42% of patients with SD at 12 weeks, respectively. The more continuous dosing schedule of Arm C (n=8) has shown a higher response rate with 63% of patients, to-date, achieving the primary endpoint and 75% with SD at 12 weeks. Evidence of efficacy was observed in patients harboring AR alterations across all 3 arms. ctDNA analysis revealed differences in baseline genomic profiles of patients achieving SD at 12 weeks vs. patients progressing before or at 12 weeks. Mutations exclusively present in patients with SD were associated with cell cycle and DNA repair pathways that may result in increased sensitivity to onvansertib and efficacy of the combination. Onvansertib + abiraterone has demonstrated safety across all 3 dosing schedules.

Key News Releases

On April 10, 2021, we announced, in collaboration with MIT, an electronic oral poster presentation featuring gene signature analyses data identifying androgen-independent mechanism for onvansertib-abiraterone synergy in mCRPC.

PDAC

CRDF-001 is a Phase 2 Study of onvansertib in combination with nanoliposomal irinotecan and 5-FU for the second line treatment of patients with metastatic pancreatic ductal adenocarcinoma ("PDAC"). The first patient was dosed in June 2021.

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

Key News Releases

On June 8, 2021, we announced that the first patient had been dosed in a Phase 2 Trial of Onvansertib in Combination with Irinotecan and 5-FU in Pancreatic Cancer.

Company Updates

Financial

On June 28, 2021, we announced that Cardiff Oncology has been added as a member of the small-cap Russell 2000® Index, the all-cap Russell 3000® Index, and the Russell Microcap® Index, as part of the 2021 Russell indexes reconstitution.

Company

On July 12, 2021, we announced the appointments of Katherine L. Ruffner, M.D., as Chief Medical Officer and James E. Levine as Chief Financial Officer. We entered into an employment agreement with Mr. Levine on July 12, 2021 and with Dr. Ruffner on August 4, 2021.

On June 10, 2021, our shareholders elected eight members to our Board of Directors. The shareholders elected Mani Mohindru, Ph.D., and Renee P Tannenbaum, Pharm D., as new independent directors.

Our accumulated deficit through June 30, 2021 is $243.4 million. To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2021.

Critical Accounting Policies

Our accounting policies are described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of our Annual Report on Form 10-K as of and for the year ended December 31, 2020, filed with the SEC on February 25, 2021. There have been no changes to our critical accounting policies since December 31, 2020.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 and 2020

Revenues

Total revenues was $68k for the three months ended June 30, 2021 as compared to $43k for the prior period. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended June 30,
(in thousands)	2021	2020	Increase (Decrease)
Salaries and staff costs	$292	$425	$(133)
Stock-based compensation	72	70	2
Clinical trials, outside services, and lab supplies	3,606	1,809	1,797
Facilities and other	149	172	(23)
Total research and development	$4,119	$2,476	$1,643

Research and development expenses increased by $1.6 million for the three months ended June 30, 2021 compared to the same period in 2020. The overall increase in research and development expenses was primarily due to costs associated with clinical programs and outside service costs for three ongoing clinical trials related to the development of our lead drug candidate, onvansertib. Salaries and staff costs decreased primarily due to departmental changes of certain executives in the current period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended June 30,
(in thousands)	2021	2020	Increase (Decrease)
Salaries and staff costs	$513	$552	$(39)
Stock-based compensation	964	212	752
Outside services and professional fees	914	485	429
Facilities and other	447	420	27
Total selling, general and administrative	$2,838	$1,669	$1,169

Selling, general and administrative expenses increased by $1.2 million for the three months ended June 30, 2021 compared to the same period in 2020. The significant components of the increase were outside services and stock-based compensation. The increase in stock-based compensation is primarily due to the modification of stock option grants for former directors who were no longer on the board as of June 2021. The increase in outside services and professional fees is primarily due to increased legal fees mainly related to the expansion of our patent portfolio and recruiting fees.

Change in Fair Value of Derivative Financial Instruments — Warrants

We have issued warrants that are accounted for as derivative liabilities. As of June 30, 2021, the derivative financial instruments—warrants liabilities were revalued to $17 thousand, resulting in a decrease in value of $61 thousand from March 31, 2021, based primarily upon the fluctuation in our stock price as well as the decrease in the remaining life of the warrants. The decrease in value upon remeasurement at June 30, 2021 was recorded as a gain from the change in fair value of derivative financial instruments—warrants in the condensed statement of operations.

Net Loss

Net loss and per share amounts were as follows:

	Three Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	Increase (Decrease)
Net loss	(6,757)	(4,124)	$2,633
Preferred stock dividend	$(6)	$(3,273)	$(3,267)
Net loss attributable to common shareholders	$(6,763)	$(7,397)	$(634)

Net loss per common share — basic and diluted	$(0.17)	$(0.51)	$(0.34)

Weighted average shares outstanding — basic and diluted	38,761	14,492	24,269

The $0.6 million decrease in net loss attributable to common shareholders was primarily the result of an increase of operating expenses, offset by a decrease in preferred stock dividend for the three months ended June 30, 2021, compared to the same period in the prior year. The $0.34 decrease in net loss per share was impacted by the increase in basic weighted average shares outstanding resulting primarily from the issuance of approximately 18.2 million shares of common stock and common stock equivalents from July 1, 2020 through June 30, 2021.

Six Months Ended June 30, 2021 and 2020

Revenues

Total revenues was $140 thousand for the six months ended June 30, 2021 as compared to $110 thousand for the prior period. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Six Months Ended June 30,
(in thousands)	2021	2020	Increase (Decrease)
Salaries and staff costs	$574	$849	$(275)
Stock-based compensation	112	147	(35)
Clinical trials, outside services, and lab supplies	6,406	3,782	2,624
Facilities and other	306	403	(97)
Total research and development	$7,398	$5,181	$2,217

Research and development expenses increased by $2.2 million for the six months ended June 30, 2021 compared to the same period in 2020. The overall increase in research and development expenses was primarily due to costs associated with clinical programs and outside service costs for three ongoing clinical trials related to the development of our lead drug candidate, onvansertib. Salaries and staff costs decreased primarily due to departmental changes of certain executives in the current period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Six Months Ended June 30,
(in thousands)	2021	2020	Increase (Decrease)
Salaries and staff costs	$1,081	$1,045	$36
Stock-based compensation	1,192	312	880
Outside services and professional fees	1,886	980	906
Facilities and other	914	818	96
Total selling, general and administrative	$5,073	$3,155	$1,918

Selling, general and administrative expenses increased by $1.9 million for the six months ended June 30, 2021 compared to the same period in 2020. The significant components of the increase were outside services and stock-based compensation. The increase in stock-based compensation is primarily due to the modification of stock option grants for former directors who were no longer on the board as of June 2021. The increase in outside services and professional fees is primarily due to increased legal fees mainly related to the expansion of our patent portfolio and recruiting fees.

Change in Fair Value of Derivative Financial Instruments — Warrants

We have issued warrants that are accounted for as derivative liabilities. As of June 30, 2021, the derivative financial instruments—warrants liabilities were revalued to $17 thousand, resulting in a decrease in value of $268 thousand from December 31, 2020, based primarily upon the fluctuation in our stock price as well as the decrease in the remaining life of the warrants. The change in value upon remeasurement at June 30, 2021 was recorded as a gain from the change in fair value of derivative financial instruments—warrants in the condensed statement of operations.

Net Loss

Net loss and per share amounts were as follows:

	Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	Increase (Decrease)
Net loss	$(11,936)	$(8,213)	$3,723
Preferred stock dividend	(12)	(3,279)	(3,267)
Net loss attributable to common shareholders	$(11,948)	$(11,492)	$456

Net loss per common share — basic and diluted	$(0.31)	$(0.94)	$(0.63)

Weighted average shares outstanding — basic and diluted	37,967	12,201	25,766

The $0.5 million increase in net loss attributable to common shareholders was primarily the result of an increase in operating expenses, offset by a decrease in preferred stock dividend for the six months ended June 30, 2021 compared to the same period in the prior year. The $0.63 decrease in basic net loss per share was impacted by the increase in weighted average shares outstanding resulting primarily from the issuance of approximately 18.2 million shares of common stock from July 1, 2020 through June 30, 2021.

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

Net cash used in operating activities for the six months ended June 30, 2021 was $10.2 million, compared to $7.7 million for the six months ended June 30, 2020. Our use of cash was primarily a result of the net loss of $11.9 million for the six months ended June 30, 2021, adjusted for non-cash items related to release of clinical trial funding commitment of $0.9 million, stock-based compensation of $1.3 million, and depreciation of $0.2 million. The net change in our operating assets and liabilities was $1.1 million increasing cash used in operations. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Net cash used in investing activities was $130.7 million primarily related to net purchases of marketable securities during the six months ended June 30, 2021, compared to no investing activities for the same period in 2020.
Net cash provided in financing activities was $20.5 million during the six months ended June 30, 2021, compared to $25.2 million for the same period in 2020. Net cash provided in financing activities during the six months ended June 30, 2021 was from $1.3 million of proceeds from the exercise of warrants and $19.2 million from the sale of common stock. Net cash provided in financing activities during the six months ended June 30, 2020 was from $6.1 million of proceeds from the exercise of warrants and $18.8 million from the sale of common stock, preferred stock and warrants.

As of June 30, 2021, and December 31, 2020, we had working capital of $138.3 million and $127.2 million, respectively.

We have incurred net losses since our inception and have negative operating cash flows. As of June 30, 2021, we had $140.1 million in cash, cash equivalents and short-term investments and we believe we have sufficient cash to meet our funding requirements for at least the next 12 months following the date of this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Employment Agreement dated July 12, 2021 by and between James Levine and Cardiff Oncology, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 12, 2021).

10.2	Employment Agreement dated August 4, 2021 by and between Katherine Ruffner and Cardiff Oncology, Inc.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIFF ONCOLOGY, INC.

August 5, 2021	By:	/s/ Mark Erlander
Mark Erlander
Chief Executive Officer

CARDIFF ONCOLOGY, INC.

August 5, 2021	By:	/s/ James Levine
James Levine
Chief Financial Officer