Form 10-Q
period 2021-09-30
Cardiff Oncology, Inc.
filed 2021-11-04
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the issuer had 39,552,129 shares of Common Stock issued and outstanding.

CARDIFF ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIFF ONCOLOGY, INC.
CONDENSED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$13,165	$130,981
Short-term investments	120,882	—
Accounts receivable and unbilled receivable	395	320
Prepaid expenses and other current assets	3,327	2,055
Total current assets	137,769	133,356
Property and equipment, net	383	624
Operating lease right-of-use assets	3,017	343
Other assets	143	404
Total Assets	$141,312	$134,727

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$396	$1,366
Accrued expenses	4,010	3,851
Operating lease liabilities	594	860
Other current liabilities	42	42
Total current liabilities	5,042	6,119
Derivative financial instruments—warrants	5	285
Operating lease liabilities, net of current portion	2,691	9
Other liabilities	30	156
Total Liabilities	7,768	6,569

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, 20,000 shares authorized; (Note 7)	1	1
Common stock, $0.0001 par value, 150,000 shares authorized; 39,552 and 36,781 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	384,551	361,819
Service receivables	(666)	(2,171)
Accumulated other comprehensive income	16	—
Accumulated deficit	(250,362)	(231,495)
Total stockholders’ equity	133,544	128,158
Total liabilities and stockholders’ equity	$141,312	$134,727

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Royalties	$86	$136	$226	$247
Total revenues	86	136	226	247
Costs and expenses:
Research and development	4,154	2,855	11,552	8,036
Selling, general and administrative	2,930	1,644	8,003	4,800
Total operating expenses	7,084	4,499	19,555	12,836

Loss from operations	(6,998)	(4,363)	(19,329)	(12,589)

Interest income, net	70	16	185	67
Gain (loss) from change in fair value of derivative financial instruments—warrants	12	(144)	280	(186)
Other income (expense), net	3	(6)	15	(2)
Net loss	(6,913)	(4,497)	(18,849)	(12,710)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(18)	(18)
Deemed dividend recognized on beneficial conversion features of Series D Convertible Preferred Stock issuance	—	—	—	(602)
Deemed dividend recognized on beneficial conversion features of Series E Convertible Preferred Stock issuance	—	—	—	(2,665)

Net loss attributable to common stockholders	$(6,919)	$(4,503)	$(18,867)	$(15,995)

Net loss per common share — basic and diluted	$(0.17)	$(0.19)	$(0.49)	$(1.00)

Weighted-average shares outstanding — basic and diluted	39,552	23,341	38,501	15,942

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(6,913)	$(4,497)	$(18,849)	$(12,710)
Other comprehensive income:
Unrealized gain on securities available-for-sale	26	—	16	—
Total comprehensive loss	(6,887)	(4,497)	(18,833)	(12,710)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(18)	(18)
Deemed dividend recognized on beneficial conversion features of Series D Convertible Preferred Stock issuance	—	—	—	(602)
Deemed dividend recognized on beneficial conversion features of Series E Convertible Preferred Stock issuance	—	—	—	(2,665)

Comprehensive loss attributable to common stockholders	$(6,893)	$(4,503)	$(18,851)	$(15,995)

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2021	716	$1	36,781	$4	$361,819	$(2,171)	$—	$(231,495)	$128,158
Stock-based compensation	—	—	—	—	268	—	—	—	268
Issuance of common stock upon exercise of warrants	—	—	771	—	1,263	—	—	—	1,263
Other comprehensive loss	—	—	—	—	—	—	(67)	—	(67)
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	380	—	—	380
Net loss	—	—	—	—	—	—	—	(5,179)	(5,179)
Balance, March 31, 2021	716	$1	37,552	$4	$363,350	$(1,791)	$(67)	$(236,680)	$124,817
Stock-based compensation	—	—	—	—	1,036	—	—	—	1,036
Sale of common stock, net of expenses(1)	—	—	2,000	—	19,225	—	—	—	19,225
Other comprehensive gain	—	—	—	—	—	—	57	—	57
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	546	—	—	546
Net loss	—	—	—	—	—	—	—	(6,757)	(6,757)
Balance, June 30, 2021	716	$1	39,552	$4	$383,611	$(1,245)	$(10)	$(243,443)	$138,918
Stock-based compensation	—	—	—	—	940	—	—	—	940
Other comprehensive gain	—	—	—	—	—	—	26	—	26
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	579	—	—	579
Net loss	—	—	—	—	—	—	—	(6,913)	(6,913)
Balance, September 30, 2021	716	$1	39,552	$4	$384,551	$(666)	$16	$(250,362)	$133,544

(1)Net of expenses of $0.8 million.

See accompanying notes to the unaudited condensed financial statements.

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2020	61	$—	8,594	$8	$217,172	$(972)	$—	$(208,898)	$7,310
Stock-based compensation	—	—	—		177	—	—	—	177
Sale of common stock and warrants	—	—	800	—	1,000	—	—	—	1,000
Issuance of common stock upon exercise of warrants	—	—	1,610	—	1,456	—	—	—	1,456
Issuance of common stock upon vesting of restricted stock units	—	—	7	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	293	—	—	293
Net loss	—	—	—	—	—	—	—	(4,089)	(4,089)
Balance, March 31, 2020	61	$—	11,011	$8	$219,805	$(679)	$—	$(212,993)	$6,141
Stock-based compensation	—	—	—	—	282	—	—	—	282
Issuance of common stock, preferred stock and warrants for clinical trial funding commitment	155	—	603	—	2,292	(2,300)	—	—	(8)
Deemed dividend recognized on beneficial conversion features of Series D Convertible Preferred Stock issuance	—	—	—	—	602	—	—	(602)	—
Deemed dividend recognized on beneficial conversion features of Series E Convertible Preferred Stock issuance	—	—	—	—	2,665	—	—	(2,665)	—
Sale of common stock, preferred stock and warrants(2)	866	1	4,689	1	17,277	—	—	—	17,279
Issuance of common stock upon exercise of warrants	—	—	3,473	—	4,605	—	—	—	4,605
Issuance of common stock upon vesting of restricted stock units	—	—	2	—	—	—	—	—	—
Issuance of common stock upon conversion of Series D Convertible Preferred Stock	(155)	—	1,547	—	—	—	—	—	—
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	213	—	—	213
Net loss	—	—	—	—	—	—	—	(4,124)	(4,124)
Balance, June 30, 2020	927	$1	21,325	$9	$247,528	$(2,766)	$—	$(220,390)	$24,382
Stock-based compensation	—	—	—	—	362	—	—	—	362
Issuance of common stock upon exercise of warrants	—	—	4,957	1	12,910	—	—	—	12,911
Issuance of common stock upon exercise of stock options	—	—	3	—	7	—	—	—	7
Issuance of common stock upon vesting of restricted stock units	—	—	1	—	—	—	—	—	—
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	(6)	(6)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
Release of clinical trial funding commitment	—	—	—	—	—	362	—	—	362
Net loss	—	—	—	—	—	—	—	(4,497)	(4,497)
Balance, September 30, 2020	927	$1	26,286	$10	$260,807	$(2,404)	$—	$(224,893)	$33,521

(2)Net of expenses of $0.6 million, and fair value of warrants issued as a transaction advisory fee as of the date of issuance of $0.4 million.

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(18,849)	$(12,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	1	—
Impairment loss	—	34
Depreciation	338	349
Stock-based compensation expense	2,244	821
Amortization of premiums on short-term investments	1,160	—
Change in fair value of derivative financial instruments—warrants	(280)	186
Release of clinical trial funding commitment	1,505	868
Changes in operating assets and liabilities:
Other assets	261	2
Accounts receivable and unbilled receivable	(74)	(1)
Prepaid expenses and other assets	(741)	(624)
Operating lease right-of-use assets	386	240
Accounts payable and accrued expenses	(830)	320
Operating lease liabilities	(645)	(636)
Other liabilities	(126)	(40)
Net cash used in operating activities	(15,650)	(11,191)

Investing activities:
Capital expenditures	(98)	(154)
Maturities of short-term investments	15,101	—
Purchases of short-term investments	(146,632)	—
Sales of short-term investments	8,975	—
Net cash used in investing activities	(122,654)	(154)

Financing activities:
Proceeds from sales of common stock, preferred stock and warrants, net of expenses of $776 and $634, respectively	19,225	18,279
Costs related to the clinical trial funding commitment	—	(8)
Proceeds from exercise of options	—	7
Proceeds from exercise of warrants	1,263	18,972
Borrowings under note payable	—	305
Net cash provided by financing activities	20,488	37,555
Net change in cash and cash equivalents	(117,816)	26,210
Cash and cash equivalents—Beginning of period	130,981	10,195
Cash and cash equivalents—End of period	$13,165	$36,405

Supplementary disclosure of cash flow activity:
Cash paid for taxes	$1	$1
Supplemental disclosure of non-cash investing and financing activities:

	Nine Months Ended September 30,
	2021	2020
Preferred stock dividend payable on Series A Convertible Preferred Stock	$18	$18
Deemed dividend recognized for beneficial conversion features of Series D Convertible Preferred Stock issuance	$—	$602
Deemed dividend recognized for beneficial conversion features of Series E Convertible Preferred Stock issuance	$—	$2,665
Common stock, Series D Convertible Preferred Stock and warrants issued in connection with clinical trial funding commitment, net of discount of $0 and $488, respectively	$—	$2,300

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

Business Organization and Overview

Cardiff Oncology, Inc. (“Cardiff Oncology” or the “Company”) headquartered in San Diego, California, is a clinical-stage oncology company with the mission of developing new precision medicine treatment options for cancer patients in indications with the greatest unmet medical need, including KRAS-mutated metastatic colorectal cancer, metastatic pancreatic cancer and metastatic castration-resistant prostate cancer. The Company's common stock is listed on the Nasdaq Capital Market under the ticker symbol "CRDF".

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

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of September 30, 2021, the Company had $134.0 million in cash, cash equivalents and short-term investments and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

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

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2021, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, other than the addition of investment securities as described below.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	September 30,
	2021	2020
Options to purchase Common Stock	3,566,832	1,920,706
Warrants to purchase Common Stock	4,490,159	7,373,351
Restricted Stock Units	—	991
Series A Convertible Preferred Stock	877	877
Series E Convertible Preferred Stock	2,684,607	3,548,459
	10,742,475	12,844,384

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2021 and December 31, 2020:

	Fair Value Measurements at September 30, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$12,650	$—	$—	$12,650
Total included in cash and cash equivalents (1)	$12,650	$—	$—	$12,650

Available for sale investments:
Certificate of deposit	—	2,610	—	2,610
Corporate debt securities	—	77,910	—	77,910
Commercial paper	—	12,436	—	12,436
Non U.S. government	—	732	—	732
U.S. treasury securities	27,194	—	—	27,194
Total available for sale investments (2)	$27,194	$93,688	$—	$120,882

Total assets measured at fair value on a recurring basis	$39,844	$93,688	$—	$133,532
Liabilities:
Derivative financial instruments—warrants (3)	$—	$—	$5	$5
Total liabilities measured at fair value on a recurring basis	$—	$—	$5	$5

	Fair Value Measurements at December 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund (1)	$129,988	$—	$—	$129,988
Total assets measured at fair value on a recurring basis	$129,988	$—	$—	$129,988
Liabilities:
Derivative financial instruments—warrants (3)	$—	$—	$285	$285
Total liabilities measured at fair value on a recurring basis	$—	$—	$285	$285

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

4. Supplementary Balance Sheet Information

Investments available for sale consist of the following:

	As of September 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Certificate of deposit	$2,609	$1	$—	$2,610
Corporate debt securities	77,901	15	(6)	77,910
Commercial paper	12,434	4	(2)	12,436
Non U.S. government	732	—	—	732
U.S. treasury securities	27,190	5	(1)	27,194
Total short term investments	$120,866	$25	$(9)	$120,882

Property and equipment consist of the following:

(in thousands)	As of September 30, 2021	As of December 31, 2020
Furniture and office equipment	$866	$798
Leasehold improvements	1,962	1,962
Laboratory equipment	884	868
	3,712	3,628
Less—accumulated depreciation and amortization	(3,329)	(3,004)
Property and equipment, net	$383	$624

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

Master Facility Lease

The Company currently occupies 9,500 square feet of office and lab space in San Diego. During July 2021, the Company entered into an amended lease agreement to increase its occupied space to 12,300 square feet which commences on January 1, 2022 and expires on February 28, 2027. Under the current master facility lease, which expires on December 31, 2021, the Company leases 26,100 square feet of office and lab space. This includes 16,600 square feet of space that is subleased to third parties, all of which expires on December 31, 2021. The minimum monthly rent under the amended lease is $55,000 with an annual rent escalation of 3% per year beginning on January 1, 2022. Through December 31, 2021 rent payments are approximately $80,000 per month.

Facility Subleases

As a result of corporate restructurings in previous years, the Company vacated a portion of its facility and has subleased the space to third parties under three separate sublease agreements, which all expire on December 31, 2021. The Company as a sublessor is leasing approximately 16,600 square feet of space to third parties as of September 30, 2021.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost	$281	$99	$468	$345
Operating sublease income	(101)	(73)	(303)	(218)
Net operating lease cost	$180	$26	$165	$127

Supplemental balance sheet information related to leases was as follows:

(in thousands)	As of September 30, 2021	As of December 31, 2020
Operating lease ROU assets	$3,017	$343

Current operating lease liabilities	$594	$860
Non-current operating lease liabilities	2,691	9
Total operating lease liabilities	$3,285	$869

Weighted-average remaining lease term–operating leases	5.3 years	1.0 year
Weighted-average discount rate–operating leases	7.0%	6.5%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$243	$237	$726	$706
ROU assets obtained in exchange for lease liabilities:
Operating leases	$3,061	$—	$3,061	$—

Total remaining annual commitments under non-cancelable lease agreements for each of the years ended December 31 are as follows:

(in thousands)
Year Ending December 31,	Operating Leases	Sublease Income	Net Operating Leases
2021 (excluding the nine months ended September 31, 2021)	$163	$(101)	$62
2022	610	—	610
2023	737	—	737
2024	754	—	754
2025	775	—	775
Thereafter	933	—	933
Total future minimum lease payments	3,972	$(101)	$3,871
Less imputed interest	(687)
Total	$3,285

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

The assumptions used to determine the fair value of the warrants using the Black-Scholes option pricing model were:

	As of September 30, 2021	As of December 31, 2020
Fair value of Cardiff Oncology common stock	$6.66	$17.99
Expected warrant term	1.3 years	2.1 years
Risk-free interest rate	0.15%	0.13%
Expected volatility of Cardiff Oncology common stock	100%	116%
Dividend yield	0%	0%

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

(in thousands, except for number of warrants)
Date	Description	Number of Warrants	Derivative Instrument Liability
December 31, 2020	Balance of derivative financial instruments—warrants liability	64,496	$285
	Change in fair value of derivative financial instruments—warrants during the period recognized as a gain in the condensed statements of operations	—	(280)
September 30, 2021	Balance of derivative financial instruments—warrants liability	64,496	$5

7. Stockholders’ Equity

Stock Options

Stock-based compensation expense related to Cardiff Oncology equity awards have been recognized in operating results as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Included in research and development expense	$174	$104	$286	$251
Included in selling, general and administrative expense	766	258	1,958	570
Total stock-based compensation expense	$940	$362	$2,244	$821

The unrecognized compensation cost related to non-vested stock options outstanding at September 30, 2021, net of estimated forfeitures, was $10.1 million, which is expected to be recognized over a weighted-average remaining vesting period of 3.3 years. The weighted-average remaining contractual term of outstanding options as of September 30, 2021 was approximately 8.9 years. The total fair value of stock options vested during the nine months ended September 30, 2021 and 2020 were $1.2 million and $0.8 million, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated:

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.95%	0.44%
Dividend yield	0%	0%
Expected volatility of Cardiff Oncology common stock	108%	105%
Expected term	6.0 years	5.9 years

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2020	1,860,507	$7.43	$27,963,363
Granted	1,721,314	$7.48
Canceled / Forfeited	(10,770)	$2.55
Expired	(4,219)	$216.00
Balance outstanding, September 30, 2021	3,566,832	$7.22	$7,522,769
Exercisable at September 30, 2021	1,281,604	$8.96	$5,103,890
Vested and expected to vest at September 30, 2021	3,466,323	$7.28	$7,344,075

2021 Equity Incentive Plan

In June 2021 the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). The number of authorized shares in the 2021 plan is equal to the sum of (i) 3,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the 2014 Plan; and (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. As of September 30, 2021, there were 2,289,902 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Inducement Grants

In July 2021, the Company began issuing equity awards to certain new employees as inducement grants outside of its 2021 Plan. As of September 30, 2021, an aggregate of 590,000 shares were issuable upon the exercise of inducement grant stock options approved by the Company.

Modification of Stock Options

In June 2021 two of the Company's directors' terms ended. At the conclusion of their term, the Compensation Committee passed a resolution to extend the expiration date of the departing directors vested stock options, and to immediately accelerate the vesting of one of the directors unvested options. The Company recorded incremental stock compensation expenses of$0.6 million during the nine months ended September 30, 2021, related to the modifications.

Restricted Stock Units

A summary of the RSU activity is presented below:

	Total Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Intrinsic Value
Non-vested RSUs outstanding, December 31, 2020	491	$147.60	$8,833
Vested	(491)	$147.60
Non-vested RSUs outstanding, September 30, 2021	—	$—	$—

The total fair value of vested RSUs during the nine months ended September 30, 2021 and 2020 were $0.1 million and $0.1 million, respectively.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2020	5,260,992	$5.19	4.1 years
Exercised	(770,833)	$1.64
Balance outstanding, September 30, 2021	4,490,159	$5.80	3.2 years

Preferred Stock

A summary of our Company's classes of preferred stock is presented below:

				Shares outstanding
Class	Par value	Shares designated	Liquidation preference	As of September 30, 2021	As of December 31, 2020
Series A Convertible Preferred Stock	$0.001	277,100	$606,000	60,600	60,600
Series B Convertible Preferred Stock	$0.001	8,860	None	—	—
Series C Convertible Preferred Stock	$0.001	200,000	None	—	—
Series D Convertible Preferred Stock	$0.0001	154,670	None	—	—
Series E Convertible Preferred Stock	$0.001	865,824	None	655,044	655,044

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

The Company is a party of various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. The company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due. These royalty payments are calculated as a percent of revenue. For the three and nine months ended September 30, 2021 and 2020, payments have not been material.

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

Leucadia Life Sciences

In November 2018, the Company entered into a Material Transfer Agreement (“MTA”) with Leucadia Life Sciences (“Leucadia”) pursuant to which Leucadia developed a PCR-based assay for onvansertib for Acute Myeloid Leukemia (“AML”). This assay was completed in December 2020. During the duration of the agreement, one of the Company's directors Dr. Thomas Adams (who is no longer a director as of June 2021), was a principal stockholder of Leucadia. In connection with the MTA, the Company entered into a consulting agreement with Tommy Adams, Co-Founder & Chief Operating Officer of Leucadia, who is the son of Dr. Adams. During the three months ended September 30, 2021 and 2020 the Company incurred and recorded research and development expenses of approximately $0 and $0.3 million, respectively, for services performed by Leucadia and Tommy Adams. During the nine months ended September 30, 2021 and 2020 the Company incurred and recorded research and development expenses of approximately $0 and $0.8 million, respectively, for services performed by Leucadia and Tommy Adams.

10. COVID-19

The COVID-19 outbreak in the United States has caused significant business disruption. Thus far COVID-19 has not caused material disruptions to the Company's operational and financial performance. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its drugs and raise additional capital.

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

Overview

We are a clinical-stage oncology company, developing new precision medicine treatment options for cancer patients in indications with the greatest unmet medical need. Our goal is to target tumor vulnerabilities with treatment combinations that overcome disease resistance and improve disease response to standard treatment regimens and to increase overall survival. We are developing onvansertib, an oral highly-selective Polo-like Kinase 1 ("PLK1") inhibitor, in combination with standard-of-care anti-cancer therapeutics. Our clinical development programs incorporate tumor genomics and biomarker technology to refine assessment of patient response to treatment.

We licensed onvansertib from Nerviano Medical Sciences ("NMS") pursuant to a license agreement with NMS dated March 13, 2017. This exclusive, world-wide license agreement includes 3 issued patents for onvansertib which cover composition of matter, salt forms of onvansertib and combination of onvansertib with other drugs.

Onvansertib is a novel PLK1 selective adenosine triphosphate ("ATP") competitive inhibitor with oral bioavailability, and a relatively short drug half-life of 24 hours. Onvansertib is highly potent against the PLK1 enzyme (concentration for 50% inhibition [IC50]=5±3 nM), whereas low or no activity was observed on a panel of 63 kinases (IC50>500 nM), including the PLK members PLK2 and PLK3 (IC50>10 μM).

PLK1, a serine/threonine kinase, is a master regulator of mitotic progression with various roles and localizations during the different mitotic phases. Upon PLK1 depletion in cancer cells by RNA interference ("RNAi"), inhibition of proliferation, and decreased viability, resulting from cell cycle arrest with 4N DNA content followed by apoptosis, are observed. PLK1 depletion also results in an increase in the number of cells containing abnormal spindle formation and misaligned chromosomes. Expression of PLK1 is seen in all proliferating normal tissues, and PLK1 is overexpressed in a number of tumors (including colorectal, pancreatic, prostate, ovary, breast and lung cancer), as well as in hematologic cancers.

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

Onvansertib is a highly selective inhibitor of PLK1. The fumarate salt of the compound was formulated for oral administration and is in clinical development for the treatment of a wide range of tumor types. There are 3 ongoing clinical studies of onvansertib in combination treatment: second line treatment in patients with KRAS-mutated metastatic colorectal cancer ("mCRC"), second line treatment in patients with metastatic pancreatic ductal adenocarcinoma ("mPDAC"), and in patients with metastatic castration-resistant prostate cancer ("mCRPC") showing resistance to abiraterone.

In vitro studies have shown synergistic effects when onvansertib was administered in combination with different cytotoxic agents including antimicrotubule agents, topoisomerase 1 inhibitors, antimetabolites, alkylating agents, proteasome inhibitors, kinase inhibitors, BCL-2 inhibitors, and androgen biosynthesis inhibitors.

In addition, in vivo combination studies have confirmed the positive results obtained in vitro and synergistic effects have been observed in xenograft models of onvansertib in combination with abiraterone, 5-fluorouracil (5 FU), irinotecan (including NKTR-102), quizartinib, venetoclax, and paclitaxel, while additive effects in combination with cytarabine or bevacizumab have been demonstrated.

We believe the high-selectivity of onvansertib to PLK1, its 24-hour half-life, oral bioavailability, and flexible dosing schedule, as well as evidence of favorable safety and clinical benefit, with expected on-target, easy to manage and reversible side effects, may prove beneficial in addressing clinical therapeutic needs across a variety of cancers.

Ongoing Clinical Programs Update:

•TROV-054 is a Phase 1b/2 open-label multi- center clinical trial of onvansertib in combination with FOLFIRI and bevacizumab ("Avastin®") for the second line treatment of patients with KRAS-mutated mCRC, which is being conducted at 7 clinical trial sites across the U.S. - USC Norris Comprehensive Cancer Center, The Mayo Clinic Cancer Centers (Arizona, Minnesota and Florida), Kansas University Medical Center, Inova Schar Cancer Institute and CARTI Cancer Center;
•CRDF-001 is a Phase 2 open-label multi-center clinical trial of onvansertib in combination with nanoliposomal irinotecan (“Onivyde®”), leucovorin, and fluorouracil for second line treatment of patients with mPDAC, which is being conducted at 6 clinical trial sites across the U.S. – The Mayo Clinic Cancer Centers (Arizona, Minnesota and Florida), Kansas University Medical Center, University of Nebraska Medical Center and Inova Schar Cancer Institute;
•TROV-053 is a Phase 2 open-label multi-center clinical trial of onvansertib in combination with abiraterone acetate (Zytiga®) and prednisone in patients with mCRPC, which is being conducted at 3 clinical trial sites - Beth Israel Deaconess Medical Center, Dana-Farber Cancer Institute, and Massachusetts General Hospital.

KRAS-mutated mCRC

TROV-054 is a Phase 1b/2 clinical trial of onvansertib for the second-line treatment of patients with KRAS-mutated metastatic colorectal cancer ("mCRC") in combination with standard-of-care FOLFIRI and bevacizumab (Avastin®).

The primary objective of this trial is to evaluate the dose-limiting toxicities ("DLTs") and maximum tolerated dose ("MTD") or recommended Phase 2 dose ("RP2D") of onvansertib in combination with FOLFIRI and bevacizumab (Phase 1b) and to continue to assess the safety and preliminary efficacy of onvansertib in combination with FOLFIRI and bevacizumab (Phase 2).

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

Data presented on September 8, 2021, at a key opinion leader webinar, provided an update of the ongoing phase 1b/2 clinical trial in KRAS-mutated metastatic colorectal cancer.

•8 of 19 (42%) patients treated per protocol at the recommended Phase 2 dose ("RP2D") of onvansertib 15 mg/m2 who were evaluable for disease response as of the data cut-off achieved a partial response ("PR"). Historically, objective response rates ("ORR") of 5-13% have been reported in a similar patient population treated with standard of care chemotherapy;

•12 of 32 (38%) patients evaluable for response as of data cutoff date across all dose levels achieved a PR;

•Median progression-free survival ("mPFS") across all response-evaluable patients is 9.4 months and has not yet been reached in those treated per protocol at the RP2D. Historically, mPFS of ~4.5-5.7 months has been reported in a similar patient population treated with standard of care chemotherapy;

•The combination regimen of onvansertib plus FOLFIRI/bevacizumab is well tolerated.

mPDAC

CRDF-001 is a Phase 2 clinical trial of onvansertib in combination with nanoliposomal irinotecan and 5-FU for the second line treatment of patients with metastatic pancreatic ductal adenocarcinoma ("mPDAC"). The first patient was dosed in June 2021.

The objective of this trial is to assess the safety and preliminary efficacy of onvansertib in combination with nanoliposomal irinotecan (Onyvide®), 5-FU and leucovorin as a second-line treatment in patients with mPDAC who have failed first-line gemcitabine-based therapy. The trial is expected to enroll approximately 45 patients across six sites in the U.S. including the three Mayo Clinic Cancer Centers (Arizona, Minnesota and Florida), Kansas University Medical Center, University of Nebraska Medical Center and Inova Schar Cancer Institute.

mCRPC

TROV-053 is a Phase 2 clinical trial of onvansertib in combination with Zytiga® (abiraterone) and prednisone for the treatment of patients with metastatic castration resistant prostate cancer ("mCRPC").

The primary objective of this trial is to observe the effects of onvansertib in combination with abiraterone and prednisone on disease control as assessed by prostate specific antigen ("PSA") decline or stabilization after 12 weeks of treatment in patients with mCRPC showing early signs of resistance to abiraterone.

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

Data as of July 2, 2021, as follow-up to the data presented on February 11, 2021, at the American Society of Clinical Oncology Genitourinary Cancers Symposium (“ASCO-GU”) provided evidence of the safety and efficacy of onvansertib in combination with abiraterone. Arms A (n=17) and B (n=20) and C (13) showed 29%, 40% and 54% of patients, respectively, achieving the primary endpoint of disease control at 12 weeks. The more continuous dosing schedule of Arm C has shown an increase in the rate of patients achieving disease stabilization, to-date. Evidence of efficacy was observed in patients harboring AR alterations across all 3 arms. ctDNA analysis revealed differences in baseline genomic profiles of patients achieving SD at 12 weeks vs. patients progressing before or at 12 weeks. Mutations exclusively present in patients with SD were associated with cell cycle and DNA repair pathways that may result in increased sensitivity to onvansertib and efficacy of the combination. Onvansertib plus abiraterone has demonstrated safety across all 3 dosing schedules.

Company Updates

Company

On July 12, 2021, we announced the appointments of Katherine L. Ruffner, M.D., as Chief Medical Officer and James E. Levine as Chief Financial Officer. We entered into an employment agreement with Mr. Levine on July 12, 2021 and with Dr. Ruffner on August 4, 2021.

Our accumulated deficit through September 30, 2021 is $250.4 million. To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2021.

Critical Accounting Policies

Our accounting policies are described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of our Annual Report on Form 10-K as of and for the year ended December 31, 2020, filed with the SEC on February 25, 2021. There have been no changes to our critical accounting policies since December 31, 2020.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 and 2020

Revenues

Total revenues were $86,000 for the three months ended September 30, 2021 as compared to $136,000 for the prior period. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended September 30,
(in thousands)	2021	2020	Increase (Decrease)
Salaries and staff costs	$521	$412	$109
Stock-based compensation	174	104	70
Clinical trials, outside services, and lab supplies	3,104	2,151	953
Facilities and other	355	188	167
Total research and development	$4,154	$2,855	$1,299

Research and development expenses increased by $1.3 million for the three months ended September 30, 2021 compared to the same period in 2020. The overall increase in research and development expenses was primarily due to costs associated with clinical programs and outside service costs for three ongoing clinical trials related to the development of our lead drug candidate, onvansertib. Facilities costs increased due to amending our operating lease. Salaries and staff costs increased primarily due to increased headcount in the current period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended September 30,
(in thousands)	2021	2020	Increase (Decrease)
Salaries and staff costs	$671	$520	$151
Stock-based compensation	766	258	508
Outside services and professional fees	914	488	426
Facilities and other	579	378	201
Total selling, general and administrative	$2,930	$1,644	$1,286

Selling, general and administrative expenses increased by $1.3 million for the three months ended September 30, 2021 compared to the same period in 2020. The significant components of the increase were outside services and stock-based compensation. The increase in stock-based compensation is primarily due to new stock option grants issued to employees and directors. The increase in outside services and professional fees is primarily due to increased investor relations fees, recruiting fees, and legal fees related to the expansion of our patent portfolio.

Change in Fair Value of Derivative Financial Instruments — Warrants

We have issued warrants that are accounted for as derivative liabilities. As of September 30, 2021, the derivative financial instruments—warrants liabilities were revalued to $5,000, resulting in an increase in value of $12,000 from June 30, 2021, based primarily upon the fluctuation in our stock price as well as the decrease in the remaining life of the warrants. The decrease in value upon remeasurement at September 30, 2021 was recorded as a gain from the change in fair value of derivative financial instruments—warrants in the condensed statement of operations.

Net Loss

Net loss and per share amounts were as follows:

	Three Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	Increase (Decrease)
Net loss	$(6,913)	$(4,497)	$2,416
Preferred stock dividend	(6)	(6)	—
Net loss attributable to common shareholders	$(6,919)	$(4,503)	$2,416

Net loss per common share — basic and diluted	$(0.17)	$(0.19)	$(0.02)

Weighted average shares outstanding — basic and diluted	39,552	23,341	16,211

The $2.4 million increase in net loss attributable to common shareholders was primarily the result of an increase of operating expenses for the three months ended September 30, 2021, compared to the same period in the prior year. The $0.02 decrease in net loss per share was impacted by the increase in basic weighted average shares outstanding resulting primarily from the issuance of approximately 13.3 million shares of common stock and common stock equivalents from October 1, 2020 through September 30, 2021.

Nine Months Ended September 30, 2021 and 2020

Revenues

Total revenues were $226,000 for the nine months ended September 30, 2021 as compared to $247,000 for the prior period. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Increase (Decrease)
Salaries and staff costs	$1,095	$1,261	$(166)
Stock-based compensation	286	251	35
Clinical trials, outside services, and lab supplies	9,510	5,933	3,577
Facilities and other	661	591	70
Total research and development	$11,552	$8,036	$3,516

Research and development expenses increased by $3.5 million for the nine months ended September 30, 2021 compared to the same period in 2020. The overall increase in research and development expenses was primarily due to costs associated with clinical programs and outside service costs for three ongoing clinical trials related to the development of our lead drug candidate, onvansertib. Salaries and staff costs decreased primarily due to departmental changes of certain executives in the current period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Increase (Decrease)
Salaries and staff costs	$1,752	$1,565	$187
Stock-based compensation	1,958	570	1,388
Outside services and professional fees	2,799	1,468	1,331
Facilities and other	1,494	1,197	297
Total selling, general and administrative	$8,003	$4,800	$3,203

Selling, general and administrative expenses increased by $3.2 million for the nine months ended September 30, 2021 compared to the same period in 2020. The significant components of the increase were outside services and stock-based compensation. The increase in stock-based compensation is primarily due to additional stock option grants to employees and directors during the period and the modification of stock option grants for departing directors in June 2021. The increase in outside services and professional fees is primarily due to increased legal fees related to the expansion of our patent portfolio. Outside services also increased from recruiting fees and board of directors fees.

Change in Fair Value of Derivative Financial Instruments — Warrants

We have issued warrants that are accounted for as derivative liabilities. As of September 30, 2021, the derivative financial instruments—warrants liabilities were revalued to $5,000, resulting in a decrease in value of $280,000 from December 31, 2020, based primarily upon the fluctuation in our stock price, as well as the decrease in the remaining life of the warrants. The change in value upon remeasurement at September 30, 2021 was recorded as a gain from the change in fair value of derivative financial instruments—warrants in the condensed statement of operations.

Net Loss

Net loss and per share amounts were as follows:

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	Increase (Decrease)
Net loss	$(18,849)	$(12,710)	$6,139
Preferred stock dividend	(18)	(3,285)	(3,267)
Net loss attributable to common shareholders	$(18,867)	$(15,995)	$2,872

Net loss per common share — basic and diluted	$(0.49)	$(1.00)	$(0.51)

Weighted average shares outstanding — basic and diluted	38,501	15,942	22,559

The $2.9 million increase in net loss attributable to common shareholders was primarily the result of an increase in operating expenses, offset by a decrease in preferred stock dividend for the nine months ended September 30, 2021 compared to the same period in the prior year. The $0.51 decrease in basic net loss per share was impacted by the increase in weighted average shares outstanding resulting primarily from the issuance of approximately 13.3 million shares of common stock from October 1, 2020 through September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

The COVID-19 outbreak in the United States has caused business disruptions. Thus far COVID-19 has not caused material disruptions to our operational and financial performance. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. The economic effects of the outbreak could also have an adverse effect on our ability to raise additional capital.

Net cash used in operating activities for the nine months ended September 30, 2021 was $15.7 million, compared to $11.2 million for the nine months ended September 30, 2020. Our use of cash was primarily a result of the net loss of $18.8 million for the nine months ended September 30, 2021, adjusted for non-cash items related to stock-based compensation of $2.2 million, release of clinical trial funding commitment of $1.5 million, amortization of premiums on short-term investments $1.2 million, and depreciation of $0.3 million. The net change in our operating assets and liabilities was $1.8 million increasing cash used in operations. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Net cash used in investing activities was $122.7 million primarily related to net purchases of marketable securities during the nine months ended September 30, 2021, compared to $0.2 million investing activities for the same period in 2020.
Net cash provided in financing activities was $20.5 million during the nine months ended September 30, 2021, compared to $37.6 million for the same period in 2020. Net cash provided in financing activities during the nine months ended September 30, 2021 was $19.2 million from the sale of common stock and $1.3 million proceeds from the exercise of warrants. Net cash provided in financing activities during the nine months ended September 30, 2020 was from $19.0 million of proceeds from the exercise of warrants and $18.3 million from the sale of common stock, preferred stock and warrants.

As of September 30, 2021, and December 31, 2020, we had working capital of $132.7 million and $127.2 million, respectively.

We have incurred net losses since our inception and have negative operating cash flows. As of September 30, 2021, we had $134.0 million in cash, cash equivalents and short-term investments and we believe we have sufficient cash to meet our funding requirements for at least the next 12 months following the issuance date of this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIFF ONCOLOGY, INC.

November 4, 2021	By:	/s/ Mark Erlander
Mark Erlander
Chief Executive Officer

CARDIFF ONCOLOGY, INC.

November 4, 2021	By:	/s/ James Levine
James Levine
Chief Financial Officer