Form 10-K
period 2021-12-31
Cardiff Oncology, Inc.
filed 2022-02-24
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $6.65 per share, which was the last sale price of the common stock as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $258,944,643.
As of February 17, 2022, 43,306,061 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

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

•risks associated with delays, increased costs and funding shortages caused by or resulting from the COVID- 19 pandemic;

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

•If third-party contract manufacturers upon whom we rely to formulate and manufacture our product candidate do not perform, fail to manufacture according to our specifications or fail to comply with strict regulations, our preclinical studies or clinical trials could be adversely affected and the development of our product candidate could be delayed or terminated or we could incur significant additional expenses.

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

•A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline and may impair our ability to raise capital in the future.

PART I

ITEM 1. BUSINESS
We are a clinical-stage oncology company, developing new precision medicine treatment options for cancer patients in indications with the greatest unmet medical need. Our goal is to target tumor vulnerabilities with treatment combinations that overcome disease resistance and improve disease response to standard treatment regimens and to increase overall survival. We are developing onvansertib, an oral and highly-selective Polo-like Kinase 1 ("PLK1") inhibitor, in combination with standard-of-care anti-cancer therapeutics. Our clinical development programs incorporate tumor genomics and biomarker assays to refine assessment of patient response to treatment.

Our Drug Candidate, Onvansertib

Onvansertib, our lead compound, is a novel, highly potent, highly selective PLK1 inhibitor. PLK1, a serine/threonine kinase, has a well-understood mechanism of action within tumor cell proliferation and is overexpressed in a number of tumors (including colorectal, pancreatic, prostate, ovarian, breast and lung cancer). In particular, PLK1’s activity in various phases of the cell cycle provide multiple targets for a PLK1 inhibitor to inhibit DNA repair and interrupt cell division, thereby killing tumor cells.

PLK1 inhibition has been considered an attractive target of anti-tumor therapeutics for the last two decades, however past PLK1 drug candidates have failed to show acceptable tolerability and efficacy. We believe the attributes of onvansertib described below, as well as clinical evidence of favorable safety and efficacy, with expected on-target, easy to manage and reversible side effects, may prove beneficial in addressing clinical therapeutic needs across a variety of cancers:

•Onvansertib is highly potent and highly selective against the PLK1 enzyme (IC50 = 2nM; IC50 is the concentration for 50% inhibition), compared to prior PLK1 inhibitors that were pan-inhibitors of several PLK targets. Low or no activity of onvansertib was observed on a panel of 63 kinases (IC50>500 nM), including the PLK members PLK2 and PLK3 (IC50>10,000 nM).

•Onvansertib has a relatively short drug half-life of 24 hours, compared to a half-life of approximately 5 days for prior PLK1 inhibitors. A short half-life allows for flexible dosing and improved managing of drug concentrations to reduce dose-related toxicities.

•Onvansertib is orally bioavailable, compared to prior PLK1 inhibitors that were delivered intravenously, allowing for relative ease of dosing.

In vitro studies have shown synergistic effects when onvansertib was administered in combination with different cytotoxic agents including antimicrotubule agents, topoisomerase 1 inhibitors, antimetabolites, alkylating agents, proteasome inhibitors, kinase inhibitors, BCL-2 inhibitors, and androgen biosynthesis inhibitors.

In addition, in vivo combination studies have confirmed the positive results obtained in vitro and synergistic effects have been observed in xenograft models of onvansertib in combination with irinotecan (including NKTR-102), 5-fluorouracil ("5-FU"), abiraterone, quizartinib, venetoclax, and paclitaxel, while additive effects in combination with cytarabine or bevacizumab have been demonstrated.

There are three ongoing clinical trials in onvansertib in combination treatment: second line treatment in patients with KRAS-mutated Metastatic Colorectal Cancer ("mCRC"), second line treatment in patients with Metastatic Pancreatic Ductal Adenocarcinoma ("mPDAC"), and in patients with Metastatic Castration-Resistant Prostate Cancer ("mCRPC") showing resistance to abiraterone.

Phase 1b/2 Clinical Trial in KRAS-mutated mCRC

TROV-054 is a Phase 1b/2 open-label multi-center clinical trial of onvansertib in combination with standard of care FOLFIRI and bevacizumab (Avastin®) for the second line treatment of patients with KRAS-mutated mCRC, which is being conducted at seven clinical trial sites across the U.S. - USC Norris Comprehensive Cancer Center, The Mayo Clinic Cancer Centers (Arizona, Minnesota and Florida), Kansas University Medical Center, Inova Schar Cancer Institute and CARTI Cancer Center.

The primary objective of this trial is to evaluate the Dose-Limiting Toxicities ("DLTs") and maximum tolerated dose ("MTD") or recommended Phase 2 dose ("RP2D") of onvansertib in combination with FOLFIRI and bevacizumab (Phase 1b) and to continue to assess the safety and preliminary efficacy of onvansertib in combination with FOLFIRI and bevacizumab (Phase 2).

The scientific rationale for this clinical trial is based on the two key principles of synthetic lethality and synergy, with the objective of demonstrating a proof-of-concept of clinical benefit within this phase1b/2 trial. Synthetic lethality refers to a critical vulnerability to tumor cell death by way of PLK1 inhibition within CRC tumor cells harboring KRAS mutations versus KRAS wild-type isogenic cells. Synergy occurs when the combination of two drugs results in an unexpected greater activity than an expected additive effect of the two drugs. Onvansertib in combination with two DNA-damaging agents, irinotecan and 5-FU (two components of FOLFIRI), demonstrated synergy in colorectal cancer cell lines and both combinations have demonstrated significantly greater tumor growth inhibition than either drug alone in CRC in vivo models. We believe this synergy occurs because PLK1 can promote the repair of DNA damage caused by chemotherapeutic agents and by inhibiting PLK1, onvansertib leaves damaged tumor cells unable to replicate.

Data we presented on January 18, 2022 provided an update of the ongoing phase 1b/2 clinical trial in KRAS-mutated metastatic colorectal cancer.

•12 of 35 (34%) patients treated per protocol at the RP2D in combination with FOLFIRI and bevacizumab achieved a Complete Response ("CR") or Partial Response ("PR") (CR: 1 patient; PR: 11 patients);

•17 of 48 (35%) patients across all dose levels achieved a CR or PR. Historically, Objective Response Rates ("ORR") of 5-13% have been reported in similar second line patient populations treated with various different drug combinations, including the standard of care chemotherapy of FOLFIRI with bevacizumab;

•5 of 48 (10%) patients discontinued the trial to pursue potentially curative metastasis-directed therapy (surgical resection or microwave ablation);

•Median Progression-Free Survival ("mPFS") across all response-evaluable patients (n=48) is 9.4 months and has not yet been reached in those treated per protocol at the RP2D. Historically, mPFS of ~4.5-5.7 months has been reported in a similar patient population treated with standard of care chemotherapy of FOLFIRI with bevacizumab;

•The combination regimen of onvansertib plus FOLFIRI/bevacizumab is well tolerated with no major or unexpected toxicities attributed to onvansertib.

Phase 2 Clinical Trial in mPDAC

CRDF-001 is a Phase 2 open-label multi-center clinical trial of onvansertib in combination with nanoliposomal irinotecan (Onivyde®), leucovorin, and fluorouracil for second line treatment of patients with mPDAC, which is being conducted at six clinical trial sites across the U.S. – The Mayo Clinic Cancer Centers (Arizona, Minnesota and Florida), Kansas University Medical Center, Inova Schar Cancer Institute, and the University of Nebraska Medical Center. The first patient was dosed in June 2021.

The objective of this trial is to assess the safety and preliminary efficacy of onvansertib in combination with nanoliposomal irinotecan (Onyvide®), 5-FU and leucovorin as a second-line treatment in patients with mPDAC who have failed first-line gemcitabine-based therapy. The trial is expected to enroll approximately 45 patients across six sites in the U.S. including three of The Mayo Clinic Cancer Centers (Arizona, Minnesota and Florida), Kansas University Medical Center, Inova Schar Cancer Institute, and the University of Nebraska Medical Center.

Phase 2 Clinical Trial in mCRPC

TROV-053 is a Phase 2 open-label multi-center clinical trial of onvansertib in combination with abiraterone acetate (Zytiga®) and prednisone in patients with mCRPC, which is being conducted at three clinical trial sites - Beth Israel Deaconess Medical Center, Dana-Farber Cancer Institute and Massachusetts General Hospital.

The primary objective of this trial is to observe the effects of onvansertib in combination with abiraterone and prednisone on disease control as assessed by Prostate Specific Antigen ("PSA") decline or stabilization after 12 weeks of treatment in patients with mCRPC showing early signs of resistance to abiraterone.

The rationale for this trial is based on the Mechanism of Action ("MOA") of onvansertib and Zytiga® and the synergy of these two drugs when used in combination in pre-clinical experiments. Onvansertib inhibits tumor cell proliferation by inducing G2/M (mitosis) arrest and consequently cell death. The combination of onvansertib and Zytiga® synergistically increases mitotic arrest and cell death in prostate cancer cells and has demonstrated significantly greater tumor growth inhibition than either drug alone in vivo.

Data as of July 2, 2021, as follow-up to the data presented on February 11, 2021, at the American Society of Clinical Oncology Genitourinary Cancers Symposium (“ASCO-GU”) provided evidence of the safety and efficacy of onvansertib in combination with abiraterone. Arms A (n=17) and B (n=20) and C (n=13) showed 29%, 40% and 54% of patients, respectively, achieving the primary endpoint of disease control at 12 weeks. The more continuous dosing schedule of Arm C has shown an increase in the rate of patients achieving disease stabilization, to-date. Evidence of efficacy was observed in patients harboring Androgen Receptor ("AR") alterations across all 3 arms. Circulating Tumor DNA ("ctDNA") analysis revealed differences in baseline genomic profiles of patients achieving SD at 12 weeks vs. patients progressing before or at 12 weeks. Mutations exclusively present in patients with Stable Disease ("SD") were associated with cell cycle and DNA repair pathways that may result in increased sensitivity to onvansertib and efficacy of the combination. Onvansertib plus abiraterone has demonstrated safety across all 3 dosing schedules.
Optimizing Drug Development with Correlative Biomarker Analysis using Circulating Tumor DNA
In our ongoing clinical trial in KRAS-mutated mCRC, we are quantitatively assessing changes in the KRAS mutational burden with a blood test based on ctDNA. Decreases in KRAS Mutant Allelic Frequency ("MAF") in ctDNA after the first cycle of treatment were highly predictive of subsequent radiographic response observed as tumor shrinkage.

Technological advancements in the molecular characterization of cancers have enabled researchers to identify an increasing number of key molecular drivers of cancer progression. These discoveries have led to the development of multiple novel anticancer therapeutics providing clinical benefit in selected patient populations. As a clinical stage oncology company developing new precision medicine treatment options for cancer patients in indications with the greatest medical need, our objective is to optimize drug development by using our biomarker strategy as part of our approach.

Our laboratory in San Diego, California, enables us to optimize drug development and patient care. In the clinical development of our drug candidate, onvansertib, correlative biomarker analyses are being used to help inform decisions in the evaluation of dose-response and optimal regimen for desired pharmacologic effect and safety. Additionally, some biomarkers can be used as a surrogate endpoint for efficacy and/or toxicity, as well as identifying certain patient populations that are more likely to respond to the drug therapy.

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

The Market

Metastatic Colorectal Cancer

Colorectal Cancer ("CRC") is a common cause of cancer death in the US. The American Cancer Society's estimates for the number of CRC diagnoses in the US for 2020 were 104,610 new cases of colon cancer and 43,340 new cases of rectal cancer, with an estimated 53,200 deaths predicted during 2020. Cancer‑specific mortality of CRC is predominantly due to metastatic disease. Despite significant progress in the treatment of mCRC, the majority of patients with mCRC succumb to the disease. RAS mutations in the CRC population are common, with greater than 50% of tumors from CRC patients harboring a RAS mutation (43% KRAS, 9% NRAS).

The efficacy of second-line therapy in terms of response and survival prolongation remains limited. Therefore, improving the treatment options and effectiveness of treatment is critical to changing the outcomes for the KRAS-mutated patient population.

Collaborative Relationship

Pfizer Breakthrough Growth Initiative

In November 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Pfizer Inc., as part of the Pfizer Breakthrough Growth Initiative, pursuant to which Pfizer purchased 2.4 million shares of our common stock at a purchase price per share of $6.22 for gross proceeds of approximately $15.0 million. In connection with the purchase, Pfizer has agreed not to sell or transfer any of the shares, subject to certain customary exceptions, for a period of 180 days from the closing date of the SPA. In connection with the stock purchase, we and Pfizer entered into an Information Rights Agreement pursuant to which Adam Schayowitz, Ph.D., MBA, Vice President & Medicine Team Group Lead for Breast Cancer, Colorectal Cancer and Melanoma at Pfizer will join our Scientific Advisory Board, and until May 17, 2023 we agreed to provide Pfizer with rights of first access to any pre-clinical or final clinical data and results generated as part of the onvansertib development program at least two business days prior to us providing such data to a third party.

Intellectual Property

We consider the protection of our proprietary technologies and products, as well as our ability to maintain patent protection that covers the composition of matter of our product candidates, their methods of use, and other related technologies and inventions, to be a critical element in the success of our business. As of December 31, 2021, our owned and licensed intellectual property included 57 issued patents and 26 pending patent applications in the U.S. and abroad, some of which are related to our legacy patent portfolio. The pending patent applications include multiple international patent applications filed under the Patent Cooperation Treaty that may be used as the basis for multiple additional patent applications worldwide.

We licensed onvansertib from Nerviano Medical Sciences ("NMS" or "Nerviano") pursuant to a license agreement with NMS dated March 13, 2017 which grants us exclusive, worldwide licenses under a portfolio of three patent families of U.S. and foreign patents covering three broad areas: (1) onvansertib (composition of matter), related compounds and processes for making compounds; pharmaceutical compositions and methods of treating diseases characterized by dysregulated protein kinase activity; (2) salts and pharmaceutical compositions of onvansertib; methods of treating mammals in need of PLK inhibition; and (3) synergistic combinations of onvansertib and one or more of a broad range of antineoplastic agents, and pharmaceutical compositions of those combinations. Patents of this licensed portfolio will expire between 2027 and 2030. U.S. patents of this licensed patent portfolio will expire in 2030, with patent term extension up to 2035.

On September 19, 2018, we entered into an Exclusive Patent License Agreement with MIT to a patent family directed to combination therapies including an antiandrogen or androgen antagonist and a polo-like kinase inhibitor (such as onvansertib) for the treatment of cancer. The license agreement covers the rights to develop combination therapies and identified predictive clinical biomarkers across cancer types, expanding potential indications for onvansertib. Under the agreement, we have exclusive rights to develop, make, use, and sell combination therapies that include an anti-androgen or androgen antagonist and a PLK inhibitor for the treatment of cancer. The exclusive license agreement is part of our strategy to explore the efficacy of onvansertib in combination with anti-androgen drugs in cancers including prostate, breast, pancreatic, lung and gastrointestinal.

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

Our owned intellectual property includes twelve patent families related to onvansertib. These families include patent applications directed to treating cancer using PLK1 inhibitors and determining efficacy of the treatment, treating benign prostatic hyperplasia using onvansertib, treating prostate cancer using PLK1 inhibitors, determining or predicting efficacies or responsiveness of PLK1 inhibitor treatments based on biomarkers, and treating cancers with combination therapies of PLK1 inhibitors (including treating leukemia and lymphoma using combination therapies of B-cell lymphoma 2 and PLK1 inhibitors). Any patents issued in these families will expire between 2039 and 2042. One of the patent families includes patent applications directed to selecting and treating cancers with combination therapies of PLK1 inhibitors. MIT and we co-own this family. On November 17, 2021, we amended the Exclusive Patent License Agreement with MIT to include this patent family.

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

Manufacturing and Distribution
We have a supply agreement with NerPharMa, S.r.l., a Good Manufacturing Process ("GMP") and U.S Food and Drug Administration ("FDA") validated pharmaceutical manufacturing company and a subsidiary of Nerviano, to manufacture drug product for onvansertib. The agreement covers the clinical supply of onvansertib, and includes both Active Pharmaceutical Ingredients (“API”) and Current Good Manufacturing Process (“CGMP”) production of capsules.

We have a master services agreement with Unión Químico Farmacéutica SAU ("Uquifa") and its associate company Soneas Chemicals Ltd. Uquifa is a European leader in contract development and manufacturing for small molecule API’s, to perform Regulatory Starting Materials ("RSMs") and API CGMP manufacturing and other services as agreed to.

We have a statement of work with Lonza, a world-wide manufacturer and developer of small molecules, to provide cGMP manufacturing and packaging services for our clinical trials.

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

FDA Approval Process

In the United States, pharmaceutical products, including biologics, are subject to extensive regulation by the FDA. The FDC Act and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacturing, storage, record keeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications (“NDAs”) or Biologics License Applications (“BLAs”) warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical product development in the United States typically involves preclinical laboratory and animal tests, the submission to the FDA of an Investigational New Drug Application ("IND"), which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug or biologic for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

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

•a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including our product candidate, that are inhaled, infused, instilled, implanted or injected;

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

Some drugs benefit from additional government incentives. Orphan drugs receive special consideration from the FDA in order to encourage pharmaceutical companies to develop treatments for rare diseases. Incentives for the development of orphan drugs include quicker approval time and potential financial assistance, including waiver of the Prescription Drug User Fee Act (“PDUFA”). Companies are often permitted to charge substantial prices for orphan drugs, making them more profitable than they would be without government intervention. As a result, the development of orphan drugs continues to grow at a faster rate than the development of traditional pharmaceuticals. The FDA granted Orphan Drug Designation (“ODD”) to onvansertib in the treatment of Acute Myeloid Leukemia ("AML") in October 2017. The European Commission granted ODD to onvansertib in the treatment of AML in Europe in August 2018.

Competition

Onvansertib is not the first PLK inhibitor that has entered clinical development; however, we believe it currently is the only oral PLK1 inhibitor in active clinical development that delivers highly selective PLK1 inhibition. Onvansertib is also synergistic in combination with numerous chemotherapies and targeted therapeutics and may enhance and/or extend response to treatment across a number of solid tumor cancers and hematologic malignancies.

A Phase 1 trial in advanced metastatic solid tumor cancers has been completed and published in Investigational New Drugs. A Phase 1b/2 trial in AML was initiated in November 2017, with the first patient treated in February, 2018 and the last patient completed treatment in November, 2021. A Phase 2 trial in mCRPC was initiated in June, 2018 with the Harvard Medical Cancer Centers - Beth Israel Deaconess Medical Center, Dana Farber Cancer Institute and Massachusetts General Hospital - with the first patient treated in August, 2018. A Phase 1b/2 trial in mCRC was initiated in July, 2019 with USC Norris Comprehensive Cancer Center and The Mayo Clinic (Arizona) - with the first patient treated in August, 2019. At the end of 2020 and early 2021, five additional sites were added including The Mayo Clinics (Minnesota and Florida), CARTI Cancer Center, Kansas University Medical Center and Inova Schar Cancer Institute. A Phase 2 trial in mPDAC was initiated in May, 2021 with the The Mayo Clinics (Arizona, Minnesota and Florida), Inova Schar Cancer Institute and Kansas University Medical Center – with the first patient treated in June, 2021.

The most prominent PLK inhibitor tested in late-stage clinical development, thus far, is volasertib, developed by Boehringer Ingelheim. In a randomized Phase 2 trial of volasertib plus LDAC in 87 AML patients not eligible for induction therapy, patients received LDAC 20mg twice-daily subcutaneously on days 1-10 or LDAC plus volasertib 350 mg IV on days 1 + 15 every four weeks.  The response rate (complete remission and complete remission with incomplete blood count recovery) was higher for LDAC + volasertib vs. LDAC (31.0% vs. 13.3%; p=0.052). Median event-free survival was significantly prolonged by LDAC + volasertib compared with LDAC (5.6 vs. 2.3 months). The encouraging results led to the Phase 3 POLO-AML-2 study in early 2013, which enrolled 666 elderly patients (65 years or older) with newly diagnosed AML, who were not eligible for intensive induction therapy. However, in June, 2016, Boehringer Ingelheim reported that LDAC + volasertib did not meet the primary endpoint of objective response; although better than LDAC alone, the difference was not statistically significant. The data also showed an unfavorable overall survival trend for the experimental arm, with the safety profile of the LDAC + volasertib dosing regimen considered as the main reason for the trend. The fact that volasertib demonstrated survival benefits in the Phase 2 trial provided proof-of-concept for PLK inhibition as a mechanism of action for an AML therapy; however, its unacceptable safety profile may have resulted from the fact that volasertib’s inhibition of PLK1 is not highly selective and it also inhibits PLK2 and PLK3. By contrast, onvansertib is able to deliver much more selective inhibition of PLK1 than volasertib. Onvansertib also has a half-life of 24 hours vs. volasertib’s 135 hours and it is orally administered.

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

Other PLK inhibitors that have been evaluated include rigosertib (Oncova) and CY140 (Cyclacel). Rigosertib, a non-targeted broad-spectrum multi-kinase inhibitor (RAF, PI3K, PLK), was evaluated for Myelodysplastic Syndrome (“MDS”) and failed to achieve the primary endpoint of overall survival in a Phase 3 trial (2020). CY140, an inhibitor of PLK1, PLK2 and PLK3, is currently in planning stages for phase 1/2 studies in solid tumors and leukemias (2022) .

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

As of February 17, 2022, we had a total of 23 employees, 22 of whom were full-time. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Corporation Information

We were originally incorporated under the laws of the State of Florida in April 2002. In January 2010, we re-incorporated under the laws of the State of Delaware and changed our name to Trovagene, Inc. In May 2012, our common stock was listed on The Nasdaq Capital Market ("Nasdaq") under the ticker symbol TROV. In May 2020 we changed our name to Cardiff Oncology, Inc. and our Nasdaq ticker symbol changed to CRDF. Our corporate website address is www.cardiffoncology.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at www.cardiffoncology.com as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Annual Report on Form 10-K. These reports are also available at www.sec.gov.

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
We are a clinical stage company and have incurred losses since our formation. As of December 31, 2021, we have an accumulated total deficit of approximately $259.8 million. For the fiscal years ended December 31, 2021 and 2020, we had a net loss attributable to common stockholders of approximately $28.3 million and $22.6 million, respectively. To date, we have experienced negative cash flow from development of our product candidate, onvansertib. We have generated limited revenue from operations, and we expect to incur substantial net losses for the foreseeable future as we seek to further develop and commercialize onvansertib. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from onvansertib or attain profitability, we will not be able to sustain operations.
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
As of December 31, 2021, our cash, cash equivalents and short-term investments balance was approximately $140.8 million and our working capital was approximately $139.6 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidate. We have historically relied upon private and public sales of our equity, as well as debt financings to fund our operations. In order to raise additional capital, we may seek to sell additional equity and/or debt securities or obtain a credit facility or other loan, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidate, restrict our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital at acceptable terms would result in a material and adverse impact on our operations.

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

Even if we demonstrate favorable results in preclinical studies and early-stage clinical trials, we cannot assure you that the results of late-stage clinical trials will be favorable enough to support the continued development of our product candidate. A number of companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failures in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our product candidate may not be predictive of the results we may obtain in later-stage trials. Furthermore, even if the data collected from preclinical studies and clinical trials involving our product candidate demonstrate a favorable safety and efficacy profile, such results may not be sufficient to support the submission of an NDA or a Biologics License Application ("BLA") to obtain regulatory approval from the FDA in the U.S., or other similar regulatory agencies in other jurisdictions, which is required to market and sell the product.

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

If approved and commercialized, onvansertib would compete with the prescription therapies already approved for treatment within the targeted therapeutic area. To our knowledge, other potential competitors are in earlier stages of development. If potential competitors are successful in completing drug development for their product candidates and obtain approval from the FDA, they could limit the demand for onvansertib.

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

We rely on NerPharMa, S.r.l., Uquifa, and Lonza to purchase from third-party suppliers the materials necessary to produce bulk APIs, and product candidates for our clinical trials, and we will rely on such manufacturers and any additional similar manufacturers to purchase such materials to produce the APIs and finished products for any commercial distribution of our products if we obtain marketing approval. Suppliers may not sell these materials to our manufacturers at the time they need them in order to meet our required delivery schedule or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. If our manufacturers are unable to obtain these materials for our clinical trials, testing of the affected product candidate would be delayed, which may significantly impact our ability to develop the product candidate. If we or our manufacturers are unable to purchase these materials after regulatory approval has been obtained for one of our products, the commercial launch of such product would be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues from such product and achieve or sustain profitability.

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

Manufacturers of pharmaceutical products are subject to ongoing periodic inspections by the FDA, the U.S. Drug Enforcement Administration (“DEA”) and corresponding state and foreign agencies to ensure strict compliance with FDA-CGMPs, other government regulations and corresponding foreign standards. While we are obligated to audit their performance, we do not have control over our third-party contract manufacturers’ compliance with these regulations and standards. Failure by our third-party manufacturers, or us, to comply with applicable regulations could result in sanctions being imposed on us or the drug manufacturer from the production of other third-party products. These sanctions may include fines, injunctions, civil penalties, failure of the government to grant pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of product, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business.

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

In addition, the Nerviano Agreement requires us to make certain payments, including license fees, milestone payments, royalties, and other such terms typically required under licensing agreements and these types of technology in-

licenses generally could make it difficult for us to find corporate partners and less profitable for us to develop product candidates utilizing these existing product candidates and technologies.

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

We are a small company with 20 employees as of December 31, 2021. Future growth of our company will impose significant additional responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development of our product candidate. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

    Our operations, and those of our third-party manufacturers, Contract Research Organizations ("CROs") and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

    In addition, we rely on third-party manufacturers, which are located in the United States, Spain, and Italy, to manufacture API for our product candidate. Any disruption in production or inability of our manufacturers to produce or ship adequate quantities to meet our needs, whether as a result of a natural disaster or other causes (such as COVID-19 pandemic), could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidate. In addition, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States, Spanish or Italian governments, political unrest or unstable economic conditions in the United States, Spain and Italy. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings.

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

Additionally, there are a number of state, federal and international laws protecting the privacy and security of health information and personal data. For example, HIPAA imposes limitations on the use and disclosure of an individual’s healthcare information by healthcare providers, healthcare clearinghouses, and health insurance plans, or, collectively, covered entities, and also grants individuals rights with respect to their health information. HIPAA also imposes compliance obligations and corresponding penalties for non-compliance on individuals and entities that provide services to healthcare providers and other covered entities. As part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), the privacy and security provisions of HIPAA were amended. ARRA also made significant increases in the penalties for improper use or disclosure of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general. As amended by ARRA and subsequently by the final omnibus rule adopted in 2013, HIPAA also imposes notification requirements on covered entities in the event that certain health information has been inappropriately accessed or disclosed: notification requirements to individuals, federal regulators, and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by the HHS. Most states have laws requiring notification of affected individuals and/or state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms, to ensure ongoing protection of personal information. Activities outside of the U.S. implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers or to alleviate problems caused by such breaches.

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

In the United States and foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs. In 2010, the Patient Protection and Affordable Care Act ("PPACA") was enacted, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of greatest importance to the pharmaceutical and biotechnology industry are the following:

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

•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price AMP;

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

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations. As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business and clinical trials, including:

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

In addition, our business could be materially adversely affected by other business disruptions to us or our third-party providers that could materially adversely affect our potential future revenue and financial condition and increase our costs and expenses. Our operations, and those of our CROs, Contract Manufacturing Organizations ("CMOs"), and other contractors, consultants and third parties could be subject to other global pandemics, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could materially adversely affect our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidate. Our ability to obtain clinical supplies of our product candidate could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

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

Our currently pending or future patent applications may not result in issued patents and any patents issued to us may be challenged, invalidated or held unenforceable. Furthermore, we cannot be certain that we were the first to make the invention claimed in our issued patents or pending patent applications in the U.S., or that we were the first to file for protection of the inventions claimed in our foreign issued patents or pending patent applications. In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the U.S. Patent and Trademark Office ("USPTO"), which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, in September 2011, the U.S. enacted sweeping changes to the U.S. patent system under the Leahy-Smith America Invents Act, including changes that transitioned the U.S. from a “first-to-invent” system to a “first-to-file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition, we may become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine our entitlement to patents, and these proceedings may conclude that other patents or patent applications have priority over our patents or patent applications. It is also possible that a competitor may successfully challenge our patents through various proceedings and those challenges may result in the elimination or narrowing of our patents, and therefore reduce our patent protection. Accordingly, rights under any of our issued patents, patent applications or future patents may not provide us with commercially meaningful protection for our products or afford us a commercial advantage against our competitors or their competitive products or processes.

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

On December 22, 2017, President Trump signed into law the TCJA that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We do not expect tax reform to have a material impact to our projection of minimal cash taxes or to our net operating losses. Further, any eligibility we may have or may someday have for tax credits associated with the qualified clinical testing expenses arising out of the development of orphan drugs will be reduced to 25% as a result of the TCJA; thus, our net future taxable income may be affected. We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform on holders of our common stock is uncertain and could be adverse.

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
The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. For example, during the year ended December 31, 2021, the closing price of our common stock ranged from a low of $5.01 to a high of $19.57. These fluctuations may be due to various factors, many of which are beyond our control, including:
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

If we do not maintain compliance with The Nasdaq Capital Market ("Nasdaq") requirements for continued listing or fail to comply with other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

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

As a public company, we incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC, and the Nasdaq. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) was enacted. There is significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that have required the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel devote a substantial amount of time to these compliance programs and monitoring of public company reporting obligations and, as a result of the new corporate governance and executive compensation related rules, regulations and guidelines prompted by the Dodd-Frank Act and further regulations and disclosure obligations expected in the future, we will likely need to devote additional time and costs to comply with such compliance programs and rules. These rules and regulations will continue to cause us to incur significant legal and financial compliance costs and will make some activities more time-consuming and costly.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease laboratory and office space for our headquarters in San Diego, California under a lease agreement, as amended from time to time, that expires in February 2027. We believe that our facilities are adequate for our current and near-term needs.

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
Number of Stockholders

As of February 17, 2022, we had approximately 58 stockholders of record of our common stock.

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview
We are a clinical stage oncology company, developing new precision medicine treatment options for cancer patients in indications with the greatest unmet medical need. Our goal is to target tumor vulnerabilities with treatment combinations that overcome disease resistance and improve disease response to standard treatment regimens and to increase overall survival. We are developing onvansertib, an oral and highly selective PLK1 inhibitor, in combination with standard-of-care anti-cancer therapeutics. Our clinical development programs incorporate tumor genomics and biomarker technology to refine assessment of patient response to treatment. We have three clinical programs currently ongoing: a Phase 1b/2 study of onvansertib in combination with FOLFIRI/Avastin® (bevacizumab) in mCRC; a Phase 2 trial of onvansertib in combination with nanoliposomal irinotecan, leucovorin and fluorouracil for the second-line treatment of patients with PDAC; and a Phase 2 study of onvansertib in combination with Zytiga® (abiraterone)/prednisone in mCRPC.

Financial and Company Updates

Financial

On November 18, 2021 we announced that Pfizer, Inc. made an equity investment of $15.0 million in the Company as part of the Pfizer Breakthrough Growth Initiative. In connection with the equity investment, Adam Schayowitz, Ph.D., MBA, Vice President & Medicine Team Group Lead for Breast Cancer, Colorectal Cancer and Melanoma at Pfizer, will join our Scientific Advisory Board and Pfizer has rights of first access to any pre-clinical or final clinical data and results generated as part of the onvansertib development program at least two business days prior to us providing such data to a third party.

Company

On July 12, 2021, we announced the appointments of Katherine L. Ruffner, M.D., as Chief Medical Officer and James E. Levine as Chief Financial Officer. We entered into an employment agreement with Mr. Levine on July 12, 2021 and with Dr. Ruffner on August 4, 2021.

On January 11, 2022 we announced the appointment of Tod Smeal, Ph.D., as Chief Scientific Officer and Charles Monahan, R.Ph., as Senior Vice President, Regulatory Affairs.

Our accumulated deficit through December 31, 2021 is $259.8 million. To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities.

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

Critical Accounting Estimate
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

Accrued Clinical Trial Expenses

We accrue and expense research and development expenditures as incurred, which include costs related to clinical trial activities. We accrue costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the Clinical Research Organizations ("CROs"), professional service providers, and other vendors providing clinical trial services (collectively, the “service providers”). We accrue costs based on estimated work completed in accordance with agreements established with our service providers. We determine the estimated costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trial activities.
Recent Accounting Pronouncements

See Item 8. Financial Statements—Note 2 Basis of Presentation and Summary of Significant Accounting Policies in this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

Results of Operations

Years Ended December 31, 2021 and 2020
Revenues
Our total revenues were $359,000 and $366,000 for the years ended December 31, 2021 and 2020, respectively. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses
Research and development expenses consisted of the following:

	For the years ended December 31,
(in thousands)	2021	2020	Increase/(Decrease)
Salaries and staff costs	$1,745	$1,724	$21
Stock-based compensation	491	355	136
Clinical trials, outside services, and lab supplies	14,174	8,388	5,786
Facilities and Other	966	768	198
Total research and development expenses	$17,376	$11,235	$6,141

Research and development expenses increased by $6.1 million to $17.4 million for the year ended December 31, 2021 from $11.2 million for the year ended December 31, 2020. The overall increase in research and development expenses was primarily due to costs associated with clinical programs and outside service costs for three ongoing clinical trials related to the development of our lead drug candidate, onvansertib. Facilities costs increased due to amending our operating lease. Stock based compensation costs increased primarily due to new grants issued during 2021.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consisted of the following:

	For the years ended December 31,
(in thousands)	2021	2020	Increase/(Decrease)
Salaries and staff costs	$2,491	$2,431	$60
Stock-based compensation	2,743	1,410	1,333
Outside services and professional fees	4,439	2,639	1,800
Facilities and other	2,165	1,737	428
Total selling, general and administrative	$11,838	$8,217	$3,621

Selling, general and administrative expenses increased by $3.6 million to $11.8 million for the year ended December 31, 2021, from $8.2 million for the year ended December 31, 2020. The significant components of the increase were outside services and stock-based compensation. The increase in outside services is primarily related to strategic valuation consulting related to our lead drug candidate, onvansertib. Outside services and professional fees also increased due to legal expenses related to the expansion of our patent portfolio and recruiting fees related to hiring of key employees and directors. The increase in stock-based compensation is primarily due to additional stock option grants to employees and directors during the period and the modification of stock option grants for departing directors in June 2021.

Change in Fair Value of Derivative Financial Instruments—Warrants
We have issued warrants to purchase shares of our common stock that are accounted for as derivative liabilities. As of December 31, 2021, the derivative financial instruments—warrants liabilities related to securities issued were revalued to $0, resulting in a decrease in fair value of $285,000 from December 31, 2020 based primarily upon the fluctuation in our stock price, as well as the decrease in the remaining life of the warrants. The change in value upon remeasurement at December 31, 2021 was recorded as a gain from the change in fair value of derivative financial instruments—warrants in the statement of operations.

Net Loss
Net loss and per share amounts were as follows:

	For the years ended December 31,
(in thousands)	2021	2020	Increase/(Decrease)
Net loss	$(28,291)	$(19,307)	$8,984
Preferred stock dividend	(24)	(24)	—
Deemed dividend on preferred stock	—	(3,267)	(3,267)
Net loss attributable to common stockholders	$(28,315)	$(22,598)	$5,717

Net loss per common share — basic and diluted	$(0.73)	$(1.08)	$(0.35)

Weighted-average shares outstanding — basic and diluted	39,030	20,875	18,155
The increase of $5.7 million in net loss attributable to common shareholders was primarily the result of an increase in operating expenses, offset by a decrease in deemed dividend on preferred stock for the year ended December 31, 2021 compared to the same period in the prior year. The $0.35 decrease in basic and diluted net loss per share was impacted by the increase in net loss attributable to shareholders and by the increase in weighted average shares outstanding resulting primarily from the issuance of approximately 5.2 million shares of common stock during the twelve months ended December 31, 2021.

Liquidity and Capital Resources
The COVID-19 pandemic in the United States has caused business disruptions. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and impact on our clinical trials, employees and vendors, all of which are uncertain and cannot be predicted. The economic effects of the outbreak could also have an adverse effect on our ability to raise additional capital. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain. There has not been a material impact on our financial statements for the twelve months ended December 31, 2021.

As of December 31, 2021, we had $11.9 million in cash and cash equivalents and $128.9 million in short-term investments. Net cash used in operating activities for the year ended December 31, 2021 was $23.0 million, compared to $16.3 million for the year ended December 31, 2020. Our use of cash was primarily a result of the net loss of $28.3 million for the year ended December 31, 2021, adjusted for non-cash items mainly related to stock-based compensation of $3.2 million, release of clinical trial funding commitment of $2.0 million, and depreciation of $0.5 million. The net change in our operating assets and liabilities was $1.8 million increasing cash used in operations. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.
Net cash used by investing activities was $131.4 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. Investing activities during the year ended December 31, 2021 were primarily related to $131.2 of net purchases of marketable securities. Investing activities during the year ending December 31, 2020 primarily consisted of the purchase of capital equipment.
Net cash provided by financing activities was $35.5 million during the year ended December 31, 2021, compared to $137.3 million provided in financing activities during the year ended December 31, 2020. Financing activities during the year ended December 31, 2021 related primarily to sales of Common Stock and proceeds from exercise of warrants. Financing activities during the year ended December 31, 2020 related primarily to sales of common stock, preferred stock, warrants and proceeds from exercise of warrants.

As of December 31, 2021 and 2020, we had working capital of $139.6 million and $127.2 million, respectively. The increase in working capital is primarily due to the increase in cash and cash equivalents from financing activities during the year ended December 31, 2021.

We have incurred net losses since our inception and have negative operating cash flows. As of December 31, 2021, we had $140.8 million in cash, cash equivalents and short-term investments and we believe we have sufficient cash to meet our funding requirements for at least the next 12 months following the issuance date of these financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our cash, cash equivalents and short-term investments consist of cash held in readily available checking and money market accounts, as well as debt securities. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates. Due to the short-term duration of our investment portfolio and the relatively low risk profile of our investments, a sudden change in interest rates would not have a material effect on the fair market value of our portfolio, nor our operating results or cash flows.

Foreign Currency Risk

We face foreign currency risk as a result of entering into transactions denominated in currencies other than U.S. dollars. Changes in foreign currency exchange rates can create foreign exchange gains or losses to us. We did not incur significant foreign currency gains or losses for the years ended December 31, 2021 and 2020.
Effects of Inflation
We do not believe that inflation and changing prices during the years ended December 31, 2021 and 2020 had a significant impact on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
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
As of December 31, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2022 (the “2022 Proxy Statement”), under the heading “Election of Directors.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2022 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2022 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information contained in the 2022 Proxy Statement under the headings “Family Relationships and other Arrangements.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2022 Proxy Statement under the heading “Proposal 2: Ratification of the Appointment of Our Independent Registered Public Accounting Firm for Fiscal Year Ending December 31, 2022”.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
(a)(1) Financial Statements
The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12G filed on November 25, 2011).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on March 20, 2012).
3.3	By-Laws of Trovagene, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G filed on November 25, 2011).
3.4	Certificate of Amendment of Amended and Restated Certificate of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 1, 2018).
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 12, 2018).
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 29, 2019).
3.7	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 31, 2019).
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 20, 2019).
3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 6, 2020).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 13, 2020).
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).
4.1	Form of Common Stock Certificate of Trovagene, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12G filed on November 25, 2011).
4.2+	2004 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 19, 2004)
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 1, 2014).
4.4+	Trovagene, Inc. 2014 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on July 23, 2014).
4.5	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 26, 2016).
4.6	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 12, 2018).
4.7	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.16 to Form 10-K filed on February 27, 2020).
4.8+	Cardiff Oncology, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2021).
10.1	Summary of Terms of Lease Agreement dated as of October 28, 2009 between Trovagene, Inc. and BMR-Sorrento West LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12G/A filed on February 15, 2012).

10.2	Form of First Amendment to Standard Industrial Net Lease dated September 28, 2011 between Trovagene, Inc. and BMR-Sorrento West LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-12G/A filed on February 15, 2012).
10.3	Form of Second Amendment to Standard Industrial Net Lease dated October 2011 between Trovagene, Inc. and BMR-Sorrento West LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-12G/A filed on February 15, 2012).
10.4	Form of Third Amendment to Standard Industrial Net Lease dated October 22, 2012 between Trovagene, Inc. and BMR-Sorrento West, LP. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 12, 2015).
10.5	Form of Fourth Amendment to Standard Industrial Net Lease dated December 2, 2013 between Trovagene, Inc. and BMR-Coast 9 LP. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 12, 2015).
10.6	Form of Fifth Amendment to Standard Industrial Net Lease dated May 14, 2014 between Trovagene, Inc. and BMR-Coast 9 LP. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 12, 2015).
10.7	Sixth Amendment to Standard Industrial Net Lease dated June 11, 2015 between Trovagene, Inc. and BMR-Coast 9 LP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015).
10.8+	Form of Indemnification Agreement to be entered into between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2015).
10.9+	Amended and Restated Employment Agreement, dated February 22, 2021, by and between the Company and Mark Erlander (incorporated by reference to Exhibit 10.9 to Form 10-K filed on February 25, 2021).
10.10	Form of Seventh Amendment to Standard Industrial Net Lease dated April 4, 2016 between Trovagene, Inc. and BMR-Coast 9 LP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016).
10.11*	License Agreement dated as of March 13, 2017 between Nerviano Medical Sciences S.r.l. and Trovagene, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 15, 2017).
10.12	Stock and Warrant Subscription Agreement entered into as of May 8, 2020 by and between Cardiff Oncology, Inc. and POC Capital, LLC. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2020).
10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 13, 2020).
10.14	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 19, 2020).
10.15	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 16, 2020).
10.16+	Employment Agreement, dated February 22, 2021 by and between the Company and Vicki Kelemen (incorporated by reference to Exhibit 10.16 to Form 10-K filed on February 25, 2021).
10.17+	Employment Agreement, dated July 12, 2021 by and between James Levine and Cardiff Oncology, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 12,2021).
10.18+	Employment Agreement, dated August 4, 2021 by and between Katherine Ruffner and Cardiff Oncology, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 5, 2021).
10.19	Securities Purchase Agreement, dated November 17, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 18, 2021).
23.1	Consent of BDO USA, LLP.
24	Power of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Labels Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

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

CARDIFF ONCOLOGY, INC.

/s/ Mark Erlander
2/24/2022	Chief Executive Officer (Principal Executive Officer)

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

SIGNATURE	TITLE	DATE

/s/ Mark Erlander	Chief Executive Officer	2/24/2022
Mark Erlander	(Principal Executive Officer)

/s/ James Levine	Chief Financial Officer	2/24/2022
James Levine	(Principal Financial and Accounting Officer)

/s/ Rodney S. Markin	Chairman of the Board and Director	2/24/2022
Rodney S. Markin

/s/ James O. Armitage	Director	2/24/2022
James O. Armitage

/s/ John Brancaccio	Director	2/24/2022
John Brancaccio

/s/ Mani Mohindru	Director	2/24/2022
Mani Mohindru

/s/ Gary W. Pace	Director	2/24/2022
Gary W. Pace

/s/ Renee Tannenbaum	Director	2/24/2022
Renee Tannenbaum

/s/ Lâle White	Director	2/24/2022
Lâle White

CARDIFF ONCOLOGY, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cardiff Oncology, Inc.
San Diego, California

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Cardiff Oncology, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued clinical trial expenses

As disclosed in Note 2 to the financial statements, the Company expenses research and development expenditures as incurred, which include costs relating to clinical trial activities. The Company accrues costs for clinical trial activities based upon estimates of the services performed and costs incurred that have not been invoiced by the service providers. The Company’s clinical trial accrual balance at December 31, 2021 is $1.6 million, and the Company’s related 2021 clinical trial expenses are included in research and development expense of $17.4 million for the year ended December 31, 2021.

We identified accrued clinical trial expenses as a critical audit matter. When estimating clinical trial expenses, the Company considers several factors including clinical trial budgets, contract amendments and the progress toward completion. Auditing these elements involves especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address the critical audit matter included:

•Testing management’s estimation of accrued clinical trial expenses by (i) obtaining and inspecting significant agreements, clinical trial budgets, and contract amendments, (ii) evaluating the Company’s documentation of trial progress and status (including consideration of patient enrollment and milestones achieved), (iii) confirming clinical trial billings with third party service providers, and (iv) testing a sample of transactions by comparing the costs against the related invoices and agreements.

•Testing the completeness of the Company’s clinical trial accruals by (i) evaluating publicly available information (such as press releases, investor presentations and public databases that track clinical trials) and board of directors’ minutes which discuss the status of clinical trials, (ii) inquiring of clinical staff outside of finance to gain an understanding of the status of significant on-going clinical trials, and (iii) testing a sample of payments subsequent to year end to evaluate the completeness of clinical trial accruals.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2007.

San Diego, California
February 24, 2022

Cardiff Oncology, Inc.
Balance Sheets
(in thousands, except par value)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$11,943	$130,981
Short-term investments	128,878	—
Accounts receivable and unbilled receivable	535	320
Prepaid expenses and other current assets	4,771	2,055
Total current assets	146,127	133,356
Property and equipment, net	382	624
Operating lease right-of-use assets	2,796	343
Other assets	239	404
Total Assets	$149,544	$134,727

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,439	$1,366
Accrued liabilities	4,527	3,851
Operating lease liabilities	551	860
Other current liabilities	42	42
Total current liabilities	6,559	6,119
Derivative financial instruments—warrants	—	285
Operating lease liabilities, net of current portion	2,568	9
Other liabilities	—	156
Total liabilities	9,127	6,569

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000 shares authorized; (Note 5)	1	1
Common stock, $0.0001 par value, 150,000 shares authorized; 41,964 and 36,781 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	400,503	361,819
Service receivable	(139)	(2,171)
Accumulated other comprehensive loss	(142)	—
Accumulated deficit	(259,810)	(231,495)
Total stockholders’ equity	140,417	128,158
Total Liabilities and Stockholders’ Equity	$149,544	$134,727

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.
Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Royalty revenues	$359	$366
Costs and expenses:
Research and development	17,376	11,235
Selling, general and administrative	11,838	8,217
Total operating expenses	29,214	19,452

Loss from operations	(28,855)	(19,086)

Other income (expense), net:
Interest income	264	90
Interest expense	—	(2)
Other gain (loss), net	15	(28)
Gain (loss) from changes in fair value of derivative financial instruments—warrants	285	(281)
Total other income (expense), net	564	(221)

Net loss	(28,291)	(19,307)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(24)	(24)
Deemed dividend recognized on beneficial conversion features of Series D Convertible Preferred Stock issuance	—	(602)
Deemed dividend recognized on beneficial conversion features of Series E Convertible Preferred Stock issuance	—	(2,665)
Net loss attributable to common stockholders	$(28,315)	$(22,598)

Net loss per common share — basic and diluted	$(0.73)	$(1.08)

Weighted-average shares outstanding — basic and diluted	39,030	20,875

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.
Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(28,291)	$(19,307)
Unrealized loss on securities available-for-sale	(142)	—
Comprehensive loss	$(28,433)	$(19,307)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(24)	(24)
Deemed dividend recognized on beneficial conversion features of Series D Convertible Preferred Stock issuance	—	(602)
Deemed dividend recognized on beneficial conversion features of Series E Convertible Preferred Stock issuance	—	(2,665)

Comprehensive loss attributable to common stockholders	$(28,457)	$(22,598)

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.
Statements of Stockholders’ Equity
(in thousands)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2019	61	$—	8,594	$8	$217,173	$(972)	$—	$(208,897)	$7,312
Sale of common stock, preferred stock and warrants, net of expenses(1)	866	1	12,964	1	112,298	—	—	—	112,300
Issuance of common stock, preferred stock and warrants for clinical trial funding commitment	155	—	603	—	2,292	(2,300)	—	—	(8)
Stock-based compensation	—	—		—	1,765	—	—	—	1,765
Issuance of common stock upon exercise of warrants	—	—	12,138	1	24,870	—	—	—	24,871
Issuance of common stock upon vesting of restricted stock units	—	—	11	—	—	—	—	—	—
Deemed dividend recognized on beneficial conversion features of Series D Convertible Preferred Stock issuance	—	—	—	—	602	—	—	(602)	—
Deemed dividend recognized on beneficial conversion features of Series E Convertible Preferred Stock issuance	—	—	—	—	2,665	—	—	(2,665)	—
Issuance of common stock upon conversion of Series D Convertible Preferred Stock	(155)	—	1,547	—	—	—	—	—	—
Issuance of common stock upon conversion of Series E Convertible Preferred Stock	(211)	—	864	—	—	—	—	—	—
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	(24)	(24)
Release of clinical trial funding commitment	—	—	—	—	—	1,101	—		1,101
Common Stock par value adjustment	—	—	—	(6)	6	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	60	—	148	—	—	—	148
Net loss	—	—	—	—	—	—	—	(19,307)	(19,307)
Balance, December 31, 2020	716	1	36,781	4	361,819	(2,171)	—	(231,495)	128,158
Stock-based compensation	—	—	—	—	3,234	—	—	—	3,234
Issuance of common stock upon exercise of warrants	—	—	771	—	1,263	—	—	—	1,263
Sale of common stock, net of expenses(2)	—	—	4,412	—	34,187	—	—	—	34,187
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(142)	—	(142)
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	(24)	(24)
Release of clinical trial funding commitment	—	—	—	—	—	2,032	—	—	2,032
Net loss	—	—	—	—	—	—	—	(28,291)	(28,291)
Balance, December 31, 2021	716	$1	41,964	$4	$400,503	$(139)	$(142)	$(259,810)	$140,417
(1)Net of expenses of $7.5 million, and fair value of warrants issued as a transaction advisory fee as of the date of issuance of $0.4 million.
(2)Net of expenses of $0.8 million.

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.
Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2021	2020
Operating activities
Net loss	$(28,291)	$(19,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	1	—
Impairment loss	—	34
Depreciation	451	466
Stock-based compensation expense	3,234	1,765
Amortization of premiums on short-term investments	1,607	—
Change in fair value of derivative financial instruments—warrants	(285)	281
Release of clinical trial funding commitment	2,032	1,100
Changes in operating assets and liabilities:
Other assets	166	(246)
Accounts receivable and unbilled receivable	(215)	(117)
Prepaid expenses and other current assets	(2,099)	(1,100)
Operating lease right-of-use assets	607	320
Accounts payable and accrued expenses	719	1,276
Operating lease liabilities	(811)	(857)
Other liabilities	(156)	70
Net cash used in operating activities	(23,040)	(16,315)

Investing activities
Capital expenditures	(205)	(211)
Maturities of short-term investments	28,391	—
Purchases of short-term investments	(174,385)	—
Sales of short-term investments	14,751	—
Net cash used in investing activities	(131,448)	(211)

Financing activities
Proceeds from sale of common stock, preferred stock and warrants, net of expenses of $813 and $7,507 respectively	34,187	112,300
Costs related to the clinical trial funding commitment	—	(8)
Proceeds from exercise of warrants	1,263	24,872
Proceeds from exercise of options	—	148
Borrowings under note payable	—	305
Repayments of note payable	—	(305)
Net cash provided by financing activities	35,450	137,312
Net change in cash and cash equivalents	(119,038)	120,786
Cash and cash equivalents—Beginning of period	130,981	10,195
Cash and cash equivalents—End of period	$11,943	$130,981
Supplementary disclosure of cash flow activity:
Cash paid for taxes	$1	$1
Acquisition of property and equipment included in accounts payable and accrued liabilities	$6	$—
Supplemental disclosure of non-cash investing and financing activities:
Preferred stock dividend payable on Series A Convertible Preferred Stock	$24	$24

	Year ended December 31,
	2021	2020
Deemed dividend recognized for beneficial conversion features of Series D Convertible Preferred Stock issuance	$—	$602
Deemed dividend recognized for beneficial conversion features of Series E Convertible Preferred Stock issuance	$—	$2,665
Common stock, Series D Convertible Preferred Stock and warrants issued in connection with clinical trial funding commitment, net of discount of $0 and $488, respectively	$—	$2,300

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
Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of December 31, 2021, the Company had $140.8 million in cash, cash equivalents and short-term investments and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimate involves accrued clinical trial expenses.

Accrued Clinical Trial Expenses

The Company expenses research and development expenditures as incurred, which include costs related to clinical trial activities. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the Clinical Research Organizations ("CROs"), investigators, professional service providers, and other vendors providing clinical trial services (collectively, the “service providers”). As of December 31, 2021 the Company’s clinical trial accrual balance of $1.6 million is included in accrued liabilities. The Company’s related 2021 clinical trial expenses are included in research and development expense of $17.4 million. Certain clinical trial expenses are released from service receivables classified within equity (see Note 5) as clinical trial services are performed.

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash in readily available checking and money market accounts.

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

Realized gains and losses on investment securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold. The Company has not realized any significant gains or losses on sales of available-for-sale investment securities during any of the periods presented. As all the Company’s investment holdings are in the form of debt securities or certificates of deposit, unrealized gains and losses that are determined to be temporary in nature are reported as a component of accumulated other comprehensive loss. A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Interest income is recognized when earned and is included in investment income, as are the amortization of purchase premiums and accretion of purchase discounts on investment securities.

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

Royalty and License Revenues

The Company licenses and sublicenses its patent rights to healthcare companies, medical laboratories and biotechnology partners. These patents are from the Company's legacy portfolio and unrelated to onvasertib. Agreements may involve multiple elements such as license fees, minimum royalties, usage-based royalties and milestone payments.  Revenue is recognized when the criteria described above have been met as well as the following:

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
Derivative Financial Instruments—Warrants
The Company has issued common stock warrants in connection with the execution of certain equity financings. Such warrants are classified as derivative liabilities and are recorded at their fair market value as of each reporting period as they do not meet the criteria for equity classification. Changes in fair value of derivative liabilities are recorded in the statement of operations under the caption “Change in fair value of derivative instruments—warrants.”
The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding the historical volatility of Cardiff Oncology’s common stock price, the remaining life of the warrants, and the risk-free interest rates at each period end. The Company thus uses model-derived valuations where inputs are observable in active markets to determine the fair value. The use of the Black-Scholes model classifies such warrants as Level 3 (See "Fair Value of Financial Instruments" below). At December 31, 2021 and 2020, the fair value of these warrants was $0 and $285,000, respectively, and was recorded as a liability under the caption “derivative financial instruments—warrants” on the balance sheets. These warrants expire in the first quarter of 2023.
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
Long-Lived Assets
Long-lived assets consist of property, equipment and lease right-of-use assets. The Company records property and equipment at cost. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful life of the asset. Depreciation of leasehold improvements is computed based on the shorter of the life of the asset or the term of the lease. The estimated useful lives of the major classes of property and equipment are as follows:

Estimated Useful Lives
Furniture and office equipment	3 to 5 years
Leasehold improvements	5 to 6 years
Laboratory equipment	5 years

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. None of the Company’s operating leases provide an implicit rate, therefore the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow on a collateralized and fully amortizing basis over a similar term an amount equal to the lease payments in a similar economic environment. The operating lease ROU asset also includes any lease payments made less lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Our facilities lease agreement contains lease and non-lease components, such as common area maintenance. We have elected to account for these lease and non-lease components of this agreement as a single lease component.

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
Research and Development
Research and development expenses include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, clinical trials, purchased in-process research and development and regulatory and scientific consulting fees, as well as contract research and insurance. Also, patent filing and patent maintenance expenses are considered legal in nature and therefore classified as general and administrative expense, if any.

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

	December 31,
	2021	2020
Options to purchase Common Stock	3,771,984	1,860,507
Warrants to purchase Common Stock	4,490,159	5,260,992
Restricted Stock Units	—	491
Series A Convertible Preferred Stock	877	877
Series E Convertible Preferred Stock	2,684,607	2,684,607
	10,947,627	9,807,474

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

In May 2021, the FASB issued ASU No. 2021-04 ("ASU 2021-04), Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company will adopt this standard on January 1, 2022 and does not expect that the adoption of this standard will have a material impact on its financial statements and related disclosures.

3. Supplementary Balance Sheet Information

Short-term investments available-for-sale securities consist of the following:

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$1,260	$—	$—	$1,260
Corporate debt securities	58,822	2	(38)	58,786
Commercial paper	14,453	4	(3)	14,454
Non U.S. government	728	—	—	728
U.S. treasury securities	20,380	—	(24)	20,356
Total maturity less than 1 year	95,643	6	(65)	95,584
Maturity 1 to 2 years:
Corporate debt securities	29,676	1	(73)	29,604
U.S. treasury securities	3,701	—	(11)	3,690
Total maturity 1 to 2 years	33,377	1	(84)	33,294

Total short-term investments	$129,020	$7	$(149)	$128,878

For the year ending December 31, 2021 the realized loss on the sale of short-term investments was $0. The Company did not have short-term investments during the year ending December 31, 2020.

None of the Company’s short-term investments available for sale were in a material unrealized loss position at December 31, 2021. The Company reviewed its investment holdings as of December 31, 2021 and determined that its unrealized losses were not considered to be other-than-temporary based upon (i) the financial strength of the issuing institution and (ii) the fact that no securities have been in an unrealized loss position for twelve months or more. As such, the Company has not recognized any impairment in its financial statements related to its available-for-sale investment securities.

Property and Equipment
Fixed assets consist of furniture and office equipment, leasehold improvements and laboratory equipment. Depreciation expense for property and equipment for the years ended December 31, 2021 and 2020 was $0.5 million and $0.5 million, respectively. Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2021	2020
Furniture and office equipment	$955	$798
Leasehold improvements	1,962	1,962
Laboratory equipment	906	868
	3,823	3,628
Less—accumulated depreciation	(3,441)	(3,004)
Property and equipment, net	$382	$624

Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
(in thousands)	2021	2020
Accrued compensation	$1,435	$1,523
Preferred stock dividend	414	390
Clinical trials	1,639	1,557
Research agreements and services	726	67
Director fees	141	93
Professional fees and outside services	63	38
Patent, license and other fees	43	117
Other accrued liabilities	66	66
Total accrued liabilities	$4,527	$3,851

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

Master Facility Lease

The Company currently occupies 9,500 square feet of office and lab space in San Diego. During July 2021, the Company entered into an amended lease agreement to increase its occupied space to 12,300 square feet which commences on January 1, 2022 and expires on February 28, 2027. Under the current master facility lease, which expired on December 31, 2021, the Company leases 26,100 square feet of office and lab space. This includes 16,600 square feet of space that is subleased to third parties, all of which expired on December 31, 2021. The minimum monthly rent under the amended lease is $55,000 with an annual rent escalation of 3% per year beginning on January 1, 2022. Through December 31, 2021 rent payments were approximately $80,000 per month.

Facility Subleases

As a result of corporate restructurings in previous years, the Company vacated a portion of its facility and has subleased the space to third parties under three separate sublease agreements, which all expired on December 31, 2021. Prior to the expiration of the sublease agreements, the Company as a sublessor was leasing approximately 16,600 square feet of space to third parties.

The components of lease expense were as follows:

(in thousands)	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Operating lease cost	$745	$441
Operating sublease income	(403)	(291)
Net operating lease cost	$342	$150

Supplemental balance sheet information related to leases was as follows:

(in thousands)	As of December 31, 2021	As of December 31, 2020
Operating lease ROU assets	$2,796	$343

Current operating lease liabilities	$551	$860
Non-current operating lease liabilities	2,568	9
Total operating lease liabilities	$3,119	$869

Weighted-average remaining lease term–operating leases	5.2 years	1.0 year
Weighted-average discount rate–operating leases	7%	6.5%

Supplemental cash flow and other information related to leases was as follows:

(in thousands)	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$949	$944
ROU assets obtained in exchange for lease obligations:
Operating leases	$3,061	$—

Total remaining annual commitments under non-cancelable lease agreements for each of the years ended December 31 are as follows:

(in thousands)
Year Ending December 31,	Operating Leases
2022	551
2023	737
2024	754
2025	775
2026	796
Thereafter	136
Total future minimum lease payments	$3,749
Less imputed interest	(630)
Total	$3,119

5. Stockholders’ Equity
Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications, is presented below:

	Number of Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2019	10,589,482	$4.08	3.7 years
Granted	5,831,451	$1.70
Exercised	(11,159,941)	$2.31
Balance outstanding, December 31, 2020	5,260,992	$5.19	4.1 years
Exercised	(770,833)	$1.64
Balance outstanding, December 31, 2021	4,490,159	$5.80	3.0 years

The above table excludes pre-funded warrants with a nominal exercise price of $.01 per share:
1. 605,072 pre-funded warrants outstanding as of December 31, 2019;
2. 386,967 pre-funded warrants which were issued during the twelve months ending December 31, 2020;
3.All 992,039 pre-funded warrants were exercised in full during the twelve months ending December 31, 2020.

Preferred Stock

A summary of our Company's classes of preferred stock is presented below:

				Shares outstanding
Class	Par value	Shares designated	Liquidation preference	As of December 31, 2021	As of December 31, 2020
Series A Convertible Preferred Stock	$0.001	277,100	$606,000	60,600	60,600
Series B Convertible Preferred Stock	$0.001	8,860	None	—	—
Series C Convertible Preferred Stock	$0.001	200,000	None	—	—
Series D Convertible Preferred Stock	$0.0001	154,670	None	—	—
Series E Convertible Preferred Stock	$0.001	865,824	None	655,044	655,044

Series A Convertible Preferred Stock
The material terms of the Series A Convertible Preferred Stock consist of:
1)Dividends. Holders of the Company’s Series A Convertible Preferred Stock are entitled to receive cumulative dividends at the rate per share of 4% per annum, payable quarterly on March 31, June 30, September 30 and December 31, beginning with September 30, 2005. Dividends are payable, at the Company’s sole election, in cash or shares of common stock. As of December 31, 2021 and 2020, the Company had $414,000 and $390,000, respectively in accrued cumulative unpaid preferred stock dividends, included in accrued liabilities in the Company’s balance sheets, and $24,000 and $24,000 of accrued dividends were recorded during the years ended December 31, 2021 and 2020, respectively.
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
5)Subsequent Equity Sales. The conversion price is subject to adjustment for dilutive issuances for a period of 12 months beginning March 17, 2006 and the conversion price was adjusted to $691.20 per share.

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

The Company evaluated the awards issued under this transaction and determined they should be classified as equity. These equity awards were fully vested and non-forfeitable. Since the equity awards were for clinical trial services yet to be provided, the Company recognized $2.3 million service receivables as contra equity. The Company releases the service receivables as clinical trial services are performed. The conversion feature of the Series D Convertible Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series D Convertible Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from inception, the Company immediately recorded a non-cash deemed dividend of $0.6 million related to the beneficial conversion feature arising from the issuance of Series D Convertible Preferred Stock. This non-cash deemed dividend increased the Company’s net loss attributable to common stockholders and net loss per share for the year-ending December 31, 2020.

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

The conversion feature of the Series E Convertible Preferred Stock at the time of issuance was determined to be beneficial on the commitment date. Because the Series E Convertible Preferred Stock was perpetual with no stated maturity date, and the conversions could occur any time from inception, the Company immediately recorded a non-cash deemed dividend of $2.7 million related to the beneficial conversion feature arising from the issuance of Series E Convertible Preferred Stock. This non-cash deemed dividend increased the Company’s net loss attributable to common stockholders and net loss per share for the year-ending December 31, 2020.

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

Securities Purchase Agreements with Lincoln Park Capital Fund, LLC

On March 30, 2020, the Company entered into a Securities Purchase Agreement with Lincoln Park Capital Fund, LLC ("LPC") which the company sold a combination of common stock and warrants for gross proceeds of $1.0 million. Under this agreement 800,000 shares of common stock, 131,967 pre-funded warrants and 931,967 Series J Warrants were sold.

On April 9, 2020, the Company entered into a Securities Purchase Agreement with LPC, which the company sold a combination of common stock and warrants for gross proceeds of $1.1 million. Under this agreement 904,970 shares of common stock, 255,000 pre-funded warrants and 1,159,970 Series L Warrants were sold.

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

Securities Purchase Agreement with Acorn Bioventures LP

On May 26, 2020, the Company entered into a Securities Purchase Agreement with Acorn which the Company sold a combination of common stock and warrants for gross proceeds of $2.5 million. Under the agreement the Company sold 1,205,400 shares of common stock and 482,160 Series M Warrants.

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

Sales Agreement with Jefferies LLC

During May 2021, the Company sold 2.0 million shares of its common stock under the Sales Agreement with Jefferies LLC., for gross proceeds of approximately $20.0 million.

Pfizer Breakthrough Growth Initiative

During November 2021, the Company sold 2.4 million shares of its common stock under a Securities Purchase Agreement with Pfizer Inc. ("Pfizer"), in a registered direct offering for gross proceeds of approximately $15.0 million. The investment is part of the Pfizer Breakthrough Growth Initiative, which includes an information rights agreement and Pfizer's participation on a Scientific Advisory Board for the Company. Pfizer has agreed to not sell or transfer any shares for 180 days from the closing date of the agreement.

6. Stock-Based Compensation
2021 Equity Incentive Plan

In June 2021 the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). The number of authorized shares in the 2021 plan is equal to the sum of (i) 3,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the 2014 Plan; and (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. As of December 31, 2021, there were 2,284,862 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Inducement Grants

In July 2021, the Company began issuing equity awards to certain new employees as inducement grants outside of its 2021 Plan. As of December 31, 2021, an aggregate of 790,112 shares were issuable upon the exercise of inducement grant stock options approved by the Company.

Modification of Stock Options

In June 2021 two of the Company's directors' terms ended. At the conclusion of their term, the Compensation Committee passed a resolution to extend the expiration date of the departing directors vested stock options, and to immediately accelerate the vesting of one of the directors unvested options. The Company recorded incremental stock compensation expenses of $0.6 million during the twelve months ending December 31, 2021, related to the modifications.

Stock-based compensation has been recognized in operating results as follows:

(in thousands)	Years ended December 31,
	2021	2020
Research and development expenses	491	355
Selling, general and administrative expenses	2,743	1,410
Total stock-based compensation	$3,234	$1,765

Stock Options
The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following assumptions during the years indicated below:

	Years ended December 31,
	2021	2020
Risk-free interest rate	0.83% - 1.3%	0.39% - 0.93%
Dividend yield	0%	0%
Expected volatility (range)	107% - 110%	102% - 106%
Expected volatility (weighted-average)	108%	105%
Expected term (in years)	6.0 years	5.9 years
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
The weighted-average fair value per share of all options granted during the years ended December 31, 2021 and 2020, estimated as of the grant date using the Black-Scholes option valuation model, was $5.96 and $2.09 per share, respectively.
The unrecognized compensation cost related to non-vested stock options outstanding at December 31, 2021 was $10.1 million. The weighted-average remaining amortization period at December 31, 2021 for non-vested stock options was 3.2 years.

The total fair value of shares vested during the years ended December 31, 2021 and 2020 was $1.2 million and $1.5 million, respectively.

The intrinsic value of stock options exercised during the year ended December 31, 2020 was $1.0 million.

A summary of stock option activity and of changes in stock options outstanding is presented below:

	Number of Options	Weighted-Average Exercise Price Per Share	Intrinsic Value	Weighted-Average Remaining Contractual Life
Balance outstanding, December 31, 2020	1,860,507	$7.43	$27,963,363	8.9 years
Granted	1,926,466	$7.27
Forfeited	(10,770)	$2.55
Expired	(4,219)	$216.00
Balance outstanding, December 31, 2021	3,771,984	$7.13	$6,405,258	8.7 years
Vested and exercisable, December 31, 2021	1,281,604	$8.96	$4,303,588	7.6 years
Vested and expected to vest, December 31, 2021	3,671,664	$7.18	$6,253,298	8.7 years
Restricted Stock Units

RSU's are measured at the grant date based on the closing market price of the Company’s common stock at the grant date and recognized ratably over the service period through the vesting date. All RSU's were granted with no purchase price. Vesting of the RSU's is generally subject to service conditions.

A summary of the RSU's activity is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Intrinsic Value
Non-vested RSU's outstanding, December 31, 2019	11,301	$15.38	$14,013
Vested	(10,810)	$9.37
Non-vested RSU's outstanding, December 31, 2020	491	$147.60	$7,641
Vested	(491)	$147.60
Non-vested RSU's outstanding, December 31, 2021	—	$—	$—

The total fair values of RSU's vested during the year ended December 31, 2021 and 2020 were $0.1 million and $0.1 million, respectively.

7. Derivative Financial Instruments — Warrants
    Certain warrants issued in connection with the Company’s equity financings are accounted for as derivative liabilities. Accordingly, the warrants are remeasured at each balance sheet date based on their estimated fair value using the Black-Scholes option pricing model. Changes in fair value are recorded within Company’s statements of operations.
The assumptions used to determine the fair value of the warrants using the Black-Scholes option pricing model were:

	As of December 31,
	2021	2020

Fair value of Cardiff Oncology common stock	$6.01	$17.99
Expected warrant term	1.1 years	2.1 years
Risk-free interest rate	0.41%	0.13%
Expected volatility of Cardiff Oncology common stock	83%	116%
Dividend yield	0%	0%

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

(in thousands, except for number of warrants)
Date	Description	Number of Warrants	Derivative Instrument Liability
December 31, 2019	Balance of derivative financial instruments—warrants liability	64,496	$4
	Change in fair value of derivative financial instruments—warrants during the year recognized as a gain in the statement of operations	—	281
December 31, 2020	Balance of derivative financial instruments—warrants liability	64,496	285
	Change in fair value of derivative financial instruments—warrants during the year recognized as a loss in the statement of operations	—	(285)
December 31, 2021	Balance of derivative financial instruments—warrants liability	64,496	$—

8. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2021 and 2020:

	Fair Value Measurements at December 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$10,990	$—	$—	$10,990
Total included in cash and cash equivalents	$10,990	$—	$—	$10,990

Available for sale investments:
Certificate of deposit	—	1,260	—	1,260
Corporate debt securities	—	88,390	—	88,390
Commercial paper	—	14,454	—	14,454
Non U.S. government	—	728	—	728
U.S. treasury securities	24,046	—	—	24,046
Total available for sale investments (1)	$24,046	$104,832	$—	$128,878

Total assets measured at fair value on a recurring basis	$35,036	$104,832	$—	$139,868

	Fair Value Measurements at December 31, 2020
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$129,988	$—	$—	$129,988
Total assets measured at fair value on a recurring basis	$129,988	$—	$—	$129,988
Liabilities:
Derivative financial instruments—warrants (2)	$—	$—	$285	$285
Total liabilities measured at fair value on a recurring basis	$—	$—	$285	$285

(1) Included in short-term investments in the accompanying balance sheets.

(2) A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments that trade infrequently and therefore have little or no price transparency are classified as Level 3. See Note 7 to the financial statements for further information.

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the years ended December 31, 2021 and 2020.

9. Income Taxes
At December 31, 2021, Cardiff Oncology had federal net operating loss carryforwards (“NOLs”) of approximately $128.9 million which, if not used, will continue to expire through 2037, and federal net operating loss carryforwards of approximately $73.3 million, which do not expire. Cardiff Oncology also has California NOLs of approximately $75.6 million which, if not used, will begin to expire in 2030. Cardiff Oncology also has research and development tax credits available for federal and California purposes of approximately $2.4 million and $2.0 million, respectively. The federal research and development tax credits will begin to expire on January 31, 2025. The California research and development tax credits do not expire.

Pursuant to the Internal Revenue Code of 1986, as amended (the “Code”) Sections 382 and 383, annual use of a company’s NOL and research and development credit carryforwards may be limited if there is a cumulative change in ownership of greater than 50% within a three-year period. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. If limited, the related tax asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. The Company has not completed such an analysis pursuant to Sections 382 and 383 and has established a valuation allowance as the realization of such deferred tax assets has not met the more likely than not threshold requirement. Due to the existence of the valuation allowance, further changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The provision for income taxes based on losses from continuing operations consists of the following at December 31 (in thousands):

	Years ended December 31,
	2021	2020
Current:
State	$1	$1
Total current provision	1	1
Deferred:
Federal	(5,551)	(4,043)
State	(531)	(92)
Total deferred (benefit) expense	(6,082)	(4,135)
Valuation allowance	6,081	4,134
Total income tax provision	$—	$—
Significant components of the Company’s taxes and the rates as of December 31 are shown below (in thousands, except percentages):

	Years ended December 31,
	2021		2020
Tax computed at the federal statutory rate	$(5,941)	21%	$(4,054)	21%
State tax, net of federal tax benefit	(233)	1%	(122)	1%
Permanent items	62	—%	261	(1)%
Stock based compensation	325	(1)%	81	(1)%
Tax credits	(366)	1%	(300)	2%
Other	72	—%	—	—%
Valuation allowance increase (decrease)	6,081	(22)%	4,134	(22)%
Provision for income taxes	$—	—%	$—	—%

Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes as of December 31 are shown below (in thousands):

	Years ended December 31,
	2021	2020
Deferred tax assets:
Tax loss carryforwards	$47,902	$42,331
Research and development credits and other tax credits	4,035	3,904
Stock-based compensation	962	684
Other	1,750	1,116
Total deferred tax assets	54,649	48,035
Deferred tax liabilities:
Operating lease right-of-use assets	(611)	(74)
Other	—	(6)
Total deferred tax liabilities	(611)	(80)
Net deferred tax assets before valuation allowance	54,038	47,955
Valuation allowance	(54,038)	(47,955)
Net deferred tax asset	$—	$—
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

The Company is a party of various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. The company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due. These royalty payments are calculated as a percent of revenue. During the years ended December 31, 2021 and 2020 payments have not been material.
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

12. Related Party Transactions

Leucadia Life Sciences

In November 2018, the Company entered into a Material Transfer Agreement (“MTA”) with Leucadia Life Sciences (“Leucadia”) pursuant to which Leucadia developed a PCR-based assay for onvansertib for Acute Myeloid Leukemia (“AML”). This assay was completed in December 2020. During the duration of the agreement, one of the Company's directors the late Dr. Thomas Adams (who is no longer a director as of June 2021), was a principal stockholder of Leucadia. In connection with the MTA, the Company entered into a consulting agreement with Tommy Adams, Co-Founder & Chief Operating Officer of Leucadia, who is the son of Dr. Adams. During the years ended December 31, 2021 and 2020, the Company incurred and recorded approximately $0.0 million and $1.1 million, respectively, of research and development expenses for services performed by Leucadia and Tommy Adams.

Gary Pace Securities Purchase Agreement

In May 2020, the Company entered into a Securities Purchase Agreement with Gary W. Pace, Ph.D, one of the Company's directors. Dr. Pace purchased 447,761 shares of the Company's common stock at $1.34 per share for an aggregate purchase price of $600,000.

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

14. Subsequent Events

Conversion of Series E Convertible Preferred Stock

327,535 Series E Convertible Preferred Shares were converted into 1,342,357 shares of common stock on January 5, 2022.