Form 10-Q
period 2022-03-31
Cardiff Oncology, Inc.
filed 2022-05-05
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

As of April 28, 2022, the issuer had 43,306,061 shares of Common Stock issued and outstanding.

CARDIFF ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIFF ONCOLOGY, INC.
CONDENSED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$20,052	$11,943
Short-term investments	109,310	128,878
Accounts receivable and unbilled receivable	447	535
Prepaid expenses and other current assets	5,997	4,771
Total current assets	135,806	146,127
Property and equipment, net	550	382
Operating lease right-of-use assets	2,660	2,796
Other assets	188	239
Total Assets	$139,204	$149,544

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,261	$1,439
Accrued liabilities	4,738	4,527
Operating lease liabilities	665	551
Other current liabilities	—	42
Total current liabilities	6,664	6,559
Operating lease liabilities, net of current portion	2,438	2,568
Total Liabilities	9,102	9,127

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, 20,000 shares authorized; (Note 6)	—	1
Common stock, $0.0001 par value, 150,000 shares authorized; 43,306 and 41,964 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	401,655	400,503
Service receivables	—	(139)
Accumulated other comprehensive loss	(748)	(142)
Accumulated deficit	(270,809)	(259,810)
Total stockholders’ equity	130,102	140,417
Total liabilities and stockholders’ equity	$139,204	$149,544

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Royalty revenues	$74	$72
Costs and expenses:
Research and development	7,208	3,279
Selling, general and administrative	3,940	2,235
Total operating expenses	11,148	5,514

Loss from operations	(11,074)	(5,442)

Other income (expense), net:
Interest income, net	130	57
Gain (loss) from change in fair value of derivative financial instruments—warrants	—	207
Other income (expense), net	(49)	(1)
Total other income (expense), net	81	263

Net loss	(10,993)	(5,179)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)

Net loss attributable to common stockholders	$(10,999)	$(5,185)

Net loss per common share — basic and diluted	$(0.25)	$(0.14)

Weighted-average shares outstanding — basic and diluted	43,231	37,164

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(10,993)	$(5,179)
Other comprehensive loss:
Unrealized loss on securities available-for-sale	(606)	(67)
Total comprehensive loss	(11,599)	(5,246)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)

Comprehensive loss attributable to common stockholders	$(11,605)	$(5,252)

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2022	716	$1	41,964	$4	$400,503	$(139)	$(142)	$(259,810)	$140,417
Stock-based compensation	—	—	—	—	1,152	—	—	—	1,152
Other comprehensive loss	—	—	—	—	—	—	(606)	—	(606)
Issuance of common stock upon conversion of Series E Convertible Preferred Stock	(328)	(1)	1,342	—	—	—	—	—	(1)
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	139	—	—	139
Net loss	—	—	—	—	—	—	—	(10,993)	(10,993)
Balance, March 31, 2022	388	$—	43,306	$4	$401,655	$—	$(748)	$(270,809)	$130,102

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2021	716	$1	36,781	$4	$361,819	$(2,171)	$—	$(231,495)	$128,158
Stock-based compensation	—	—	—	—	268	—	—	—	268
Issuance of common stock upon exercise of warrants	—	—	771	—	1,263	—	—	—	1,263
Other comprehensive loss	—	—	—	—	—	—	(67)	—	(67)
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	380	—	—	380
Net loss	—	—	—	—	—	—	—	(5,179)	(5,179)
Balance, March 31, 2021	716	$1	37,552	$4	$363,350	$(1,791)	$(67)	$(236,680)	$124,817

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(10,993)	$(5,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	—	1
Depreciation	31	119
Stock-based compensation expense	1,152	268
Amortization of premiums on short-term investments	346	204
Change in fair value of derivative financial instruments—warrants	—	(207)
Release of clinical trial funding commitment	139	380
Changes in operating assets and liabilities:
Other assets	51	166
Accounts receivable and unbilled receivable	88	79
Prepaid expenses and other assets	(1,141)	(183)
Operating lease right-of-use assets	136	82
Accounts payable and accrued expenses	—	(1,421)
Operating lease liabilities	(16)	(227)
Other liabilities	(42)	34
Net cash used in operating activities	(10,249)	(5,884)

Investing activities:
Capital expenditures	(171)	—
Maturities of short-term investments	38,217	—
Purchases of short-term investments	(36,773)	(114,195)
Sales of short-term investments	17,085	2,497
Net cash provided by (used in) investing activities	18,358	(111,698)

Financing activities:
Proceeds from exercise of warrants	—	1,263
Net cash provided by financing activities	—	1,263
Net change in cash and cash equivalents	8,109	(116,319)
Cash and cash equivalents—Beginning of period	11,943	130,981
Cash and cash equivalents—End of period	$20,052	$14,662

Supplementary disclosure of cash flow activity:
Cash paid for taxes	$1	$1
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable and accrued expenses	$27	$—
Preferred stock dividend payable on Series A Convertible Preferred Stock	$6	$6

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

Business Organization and Overview

Cardiff Oncology, Inc. (“Cardiff Oncology” or the “Company”) headquartered in San Diego, California, is a clinical-stage biotechnology company leveraging Polo-like Kinase 1 (“PLK1”) inhibition to develop novel therapies across a range of cancers with the greatest unmet medical need, including KRAS-mutated metastatic colorectal cancer, metastatic pancreatic cancer and metastatic castration-resistant prostate cancer. The Company's common stock is listed on the Nasdaq Capital Market under the ticker symbol "CRDF".

Basis of Presentation

The accompanying unaudited interim condensed financial statements of Cardiff Oncology have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows for the periods presented. The unaudited condensed balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K filed with the SEC on February 24, 2022.

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of March 31, 2022, the Company had $129.4 million in cash, cash equivalents and short-term investments and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

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

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2022, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	March 31,
	2022	2021
Options to purchase Common Stock	5,467,611	1,849,737
Warrants to purchase Common Stock	4,490,159	4,490,159
Series A Convertible Preferred Stock	877	877
Series E Convertible Preferred Stock	1,342,250	2,684,607
	11,300,897	9,025,380

Recently Adopted Accounting Pronouncement

In May 2021, the FASB issued ASU No. 2021-04 ("ASU 2021-04"), Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company has prospectively adopted this standard as of January 1, 2022 for periods presented after the adoption. The adoption of ASU 2021-04 did not have a material impact on the Company's financial statements.

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2022 and December 31, 2021:

	Fair Value Measurements at March 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$15,824	$—	$—	$15,824
Corporate debt securities	—	3,205	—	3,205
Total included in cash and cash equivalents	15,824	3,205	—	19,029

Available for sale investments:
Certificate of deposit	—	9,239	—	9,239
Corporate debt securities	—	69,664	—	69,664
Commercial paper	—	10,468	—	10,468
U.S. treasury securities	19,939	—	—	19,939
Total available for sale investments (1)	19,939	89,371	—	109,310

Total assets measured at fair value on a recurring basis	$35,763	$92,576	$—	$128,339

	Fair Value Measurements at December 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$10,990	$—	$—	$10,990
Total included in cash and cash equivalents	10,990	$—	$—	10,990

Available for sale investments:
Certificate of deposit	—	1,260	—	1,260
Corporate debt securities	—	88,390	—	88,390
Commercial paper	—	14,454	—	14,454
Non U.S. government	—	728	—	728
U.S. treasury securities	24,046	—	—	24,046
Total available for sale investments (1)	24,046	104,832	$—	128,878

Total assets measured at fair value on a recurring basis	$35,036	$104,832	$—	$139,868
(1) Included in short-term investments in the accompanying balance sheets.

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the three months ended March 31, 2022 and 2021.

4. Supplementary Balance Sheet Information

Investments available for sale consist of the following:

	As of March 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$9,250	$4	$(15)	$9,239
Corporate debt securities	55,056	1	(293)	54,764
Commercial paper	10,539	—	(71)	10,468
U.S. treasury securities	20,061	—	(122)	19,939
Total maturity less than 1 year	94,906	5	(501)	94,410
Maturity 1 to 2 years:
Corporate debt securities	15,152	—	(252)	14,900
Total maturity 1 to 2 years	15,152	—	(252)	14,900

Total short-term investments	$110,058	$5	$(753)	$109,310

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$1,260	$—	$—	$1,260
Corporate debt securities	58,822	2	(38)	58,786
Commercial paper	14,453	4	(3)	14,454
Non U.S. government	728	—	—	728
U.S. treasury securities	20,380	—	(24)	20,356
Total maturity less than 1 year	95,643	6	(65)	95,584
Maturity 1 to 2 years:
Corporate debt securities	29,676	1	(73)	29,604
U.S. treasury securities	3,701	—	(11)	3,690
Total maturity 1 to 2 years	33,377	1	(84)	33,294

Total short-term investments	$129,020	$7	$(149)	$128,878

Property and equipment consist of the following:

(in thousands)	As of March 31, 2022	As of December 31, 2021
Furniture and office equipment	$1,064	$955
Leasehold improvements	2,046	1,962
Laboratory equipment	912	906
	4,022	3,823
Less—accumulated depreciation and amortization	(3,472)	(3,441)
Property and equipment, net	$550	$382

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	As of March 31, 2022	As of December 31, 2021
Accrued compensation	$878	$1,435
Preferred stock dividend	420	414
Clinical trials	2,110	1,639
Research agreements and services	992	726
Director fees	141	141
Professional fees and outside services	53	63
Patent, license and other fees	75	43
Other accrued liabilities	69	66
Total accrued liabilities	$4,738	$4,527

5. Leases

 As a lessee, the Company’s current leases include its master facility lease and immaterial equipment leases, all of which are considered operating leases.

Master Facility Lease

The Company currently leases 12,300 square feet of office and lab space in San Diego that expires on February 28, 2027. The lease currently requires monthly payments of approximately $60,000 per month with 3% annual escalation.

Facility Subleases

As a result of corporate restructurings in previous years, the Company vacated a portion of its facility and subleased the space to third parties under three separate sublease agreements, which all expired on December 31, 2021. Prior to the expiration of the sublease agreements, the Company as a sublessor was leasing approximately 16,600 square feet of space to third parties.

The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating lease cost	$191	$95
Operating sublease income	—	(101)
Net operating lease cost	$191	$(6)

Supplemental balance sheet information related to leases was as follows:

(in thousands)	As of March 31, 2022	As of December 31, 2021
Operating lease ROU assets	$2,660	$2,796

Current operating lease liabilities	$665	$551
Non-current operating lease liabilities	2,438	2,568
Total operating lease liabilities	$3,103	$3,119

Weighted-average remaining lease term–operating leases	4.9 years	5.2 years
Weighted-average discount rate–operating leases	7.0%	7.0%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$70	$240

Total remaining annual commitments under non-cancelable lease agreements for each of the years ended December 31 are as follows:

(in thousands)
Year Ending December 31,	Operating Leases
2022 (excluding the three months ended March 31, 2022)	$480
2023	737
2024	754
2025	775
2026	796
Thereafter	137
Total future minimum lease payments	3,679
Less imputed interest	(576)
Total	$3,103

6. Stockholders’ Equity

Stock Options

Stock-based compensation expense related to Cardiff Oncology equity awards have been recognized in operating results as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Included in research and development expense	$335	$40
Included in selling, general and administrative expense	817	228
Total stock-based compensation expense	$1,152	$268

The unrecognized compensation cost related to non-vested stock options outstanding at March 31, 2022, net of estimated forfeitures, was $13.3 million, which is expected to be recognized over a weighted-average remaining vesting period of 3.2 years. The weighted-average remaining contractual term of outstanding options as of March 31, 2022 was approximately 8.3 years. The total fair value of stock options vested during the three months ended March 31, 2022 and 2021 were $1,000 and $24,000, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated:

Three Months Ended March 31,
2022
Risk-free interest rate	1.84%
Dividend yield	0%
Expected volatility of Cardiff Oncology common stock	106%
Expected term	6.0 years
No stock options were granted during the three months ended March 31, 2021.

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2021	3,771,984	$7.13	$6,405,258
Granted	1,697,536	$3.19
Canceled / Forfeited	(1,109)	$31.25
Expired	(800)	$165.84
Balance outstanding, March 31, 2022	5,467,611	$5.88	$65,189
Exercisable at March 31, 2022	1,281,362	$8.83	$25,108
Vested and expected to vest at March 31, 2022	5,331,850	$5.91	$61,800

2021 Equity Incentive Plan

In June 2021 the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). The number of authorized shares in the 2021 Plan is equal to the sum of (i) 3,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the 2014 Plan; and (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. As of March 31, 2022, there were 918,865 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Inducement Grants

In July 2021, the Company began issuing equity awards to certain new employees as inducement grants outside of its 2021 Plan. As of March 31, 2022, an aggregate of 1,120,208 shares were issuable upon the exercise of inducement grant stock options approved by the Company.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2021	4,490,159	$5.80	3.0 years
Balance outstanding, March 31, 2022	4,490,159	$5.80	2.7 years

Preferred Stock

A summary of our Company's classes of preferred stock is presented below:

				Shares outstanding
Class	Par value	Shares designated	Liquidation preference	As of March 31, 2022	As of December 31, 2021
Series A Convertible Preferred Stock	$0.001	277,100	$606,000	60,600	60,600
Series B Convertible Preferred Stock	$0.001	8,860	None	—	—
Series C Convertible Preferred Stock	$0.001	200,000	None	—	—
Series D Convertible Preferred Stock	$0.0001	154,670	None	—	—
Series E Convertible Preferred Stock	$0.001	865,824	None	327,509	655,044

7. Commitments and Contingencies

Executive Agreements

Certain executive agreements provide for severance payments in case of terminations without cause or certain change of control scenarios.

Research and Development and Clinical Trial Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which Cardiff Oncology refers to as onvansertib. Onvansertib, an investigational drug, is an oral, and a highly selective adenosine triphosphate competitive inhibitor of the serine/threonine PLK1. The Company is developing onvansertib in cancer indications with the greatest medical need for new treatment options. Terms of the agreement provide for the Company to pay development milestones and royalties based on sales volume.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. The Company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due. These royalty payments are calculated as a percent of revenue. For the three months ended March 31, 2022 and 2021, payments have not been material.

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

In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 24, 2022. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

We are a clinical-stage biotechnology company leveraging PLK1 inhibition to develop novel therapies across a range of cancers with the greatest unmet medical need. Our goal is to target tumor vulnerabilities with treatment combinations that overcome disease resistance and improve disease response to standard treatment regimens and to increase overall survival. We are developing onvansertib, an oral and highly selective PLK1 inhibitor, in combination with standard-of-care chemotherapy and targeted therapeutics. Our clinical development programs incorporate tumor genomics and biomarker assays to refine assessment of patient response to treatment.

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

PLK1 inhibition has been considered an attractive target of cancer therapeutics for the last two decades, however past PLK1 drug candidates have failed to show acceptable tolerability and efficacy. We believe the attributes of onvansertib described below, as well as clinical evidence of favorable safety and efficacy, with expected on-target, easy to manage and reversible side effects, may prove beneficial in addressing clinical therapeutic needs across a variety of cancers:

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

•Onvansertib is orally bioavailable, compared to prior PLK1 inhibitors that were delivered intravenously, allowing for relative ease and flexibility of dosing.

In vitro studies have shown synergistic effects when onvansertib was administered in combination with different cytotoxic agents including antimicrotubule agents, topoisomerase 1 inhibitors, antimetabolites, alkylating agents, proteasome inhibitors, kinase inhibitors, BCL-2 inhibitors, and androgen biosynthesis inhibitors.

In addition, in vivo combination studies have confirmed the positive results obtained in vitro and synergistic effects have been observed in xenograft models of onvansertib in combination with irinotecan, 5-fluorouracil ("5-FU"), abiraterone, PARP inhibitors, venetoclax, and paclitaxel, while additive effects in combination with cytarabine or bevacizumab have been demonstrated.

There are three ongoing clinical trials in onvansertib in combination treatment: second line treatment in patients with KRAS-mutated Metastatic Colorectal Cancer ("mCRC"), second line treatment in patients with Metastatic Pancreatic Ductal Adenocarcinoma ("mPDAC"), and in patients with Metastatic Castration-Resistant Prostate Cancer ("mCRPC") showing early signs of resistance to abiraterone.

Phase 1b/2 Clinical Trial in KRAS-mutated mCRC

TROV-054 is a Phase 1b/2 open-label multi-center clinical trial of onvansertib in combination with standard of care FOLFIRI and bevacizumab (Avastin®) for the second line treatment of patients with KRAS-mutated mCRC, which is being conducted at seven clinical trial sites across the U.S. - USC Norris Comprehensive Cancer Center, The Mayo Clinic Cancer Centers (Arizona, Minnesota, and Florida), Kansas University Medical Center, Inova Schar Cancer Institute and CARTI Cancer Center.

The primary objective of this trial is to evaluate the Dose-Limiting Toxicities ("DLTs") and maximum tolerated dose ("MTD") or recommended Phase 2 dose ("RP2D") of onvansertib in combination with FOLFIRI and bevacizumab (Phase 1b) and to continue to assess the safety and preliminary efficacy of onvansertib in combination with FOLFIRI and bevacizumab (Phase 2).

The scientific rationale for this clinical trial is based on the two key principles of synthetic lethality and synergy, with the objective of demonstrating a proof-of-concept of clinical benefit within this phase1b/2 trial. Synthetic lethality refers to a critical vulnerability to tumor cell death by way of PLK1 inhibition within CRC tumor cells harboring KRAS mutations versus KRAS wild-type isogenic cells. Synergy occurs when the combination of two drugs results in an unexpected greater activity than an expected additive effect of the two drugs. Onvansertib in combination with two DNA-damaging agents, irinotecan, and 5-FU (two components of FOLFIRI), demonstrated synergy in colorectal cancer cell lines and both combinations have demonstrated significantly greater tumor growth inhibition than either drug alone in CRC in vivo models. We believe this synergy occurs because PLK1 can promote the repair of DNA damage caused by chemotherapeutic agents and by inhibiting PLK1, onvansertib leaves damaged tumor cells unable to replicate.

Data we presented on January 18, 2022 provided an update of the ongoing phase 1b/2 clinical trial in KRAS-mutated metastatic colorectal cancer.

•34% (12 of 35) of patients treated per protocol at the RP2D in combination with FOLFIRI and bevacizumab achieved a Complete Response ("CR") or Partial Response ("PR") (CR: 1 patient; PR: 11 patients);

•35% (17 of 48) of patients across all dose levels achieved a CR or PR. Historically, Objective Response Rates ("ORR") of 5-13% have been reported in similar second line patient populations treated with various different drug combinations, including the standard of care chemotherapy of FOLFIRI with bevacizumab;

•10% (5 of 48) of patients discontinued the trial to pursue potentially curative metastasis-directed therapy (surgical resection or microwave ablation);

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

Phase 2 Clinical Trial in mPDAC

CRDF-001 is a Phase 2 open-label multi-center clinical trial of onvansertib in combination with nanoliposomal irinotecan (Onivyde®), leucovorin, and fluorouracil for second line treatment of patients with mPDAC, which is being conducted at six clinical trial sites across the U.S. – The Mayo Clinic Cancer Centers (Arizona, Minnesota, and Florida), Kansas University Medical Center, Inova Schar Cancer Institute, and the University of Nebraska Medical Center. The first patient was dosed in June 2021.

The objective of this trial is to assess the safety and preliminary efficacy of onvansertib in combination with nanoliposomal irinotecan (Onyvide®), 5-FU and leucovorin as a second-line treatment in patients with mPDAC who have failed first-line gemcitabine-based therapy. The trial is expected to enroll approximately 45 patients.

Phase 2 Clinical Trial in mCRPC

TROV-053 is a Phase 2 open-label multi-center clinical trial of onvansertib in combination with abiraterone acetate and prednisone in patients with mCRPC, which is being conducted at three clinical trial sites - Beth Israel Deaconess Medical Center, Dana-Farber Cancer Institute and Massachusetts General Hospital.

The primary objective of this trial is to observe the effects of onvansertib in combination with abiraterone and prednisone on disease control as assessed by Prostate Specific Antigen ("PSA") decline or stabilization after 12 weeks of treatment in patients with mCRPC showing early signs of resistance to abiraterone.

The rationale for this trial is based on the Mechanism of Action ("MOA") of onvansertib and abiraterone acetate and the synergy of these two drugs when used in combination in pre-clinical experiments. Onvansertib inhibits tumor cell proliferation by inducing G2/M (mitosis) arrest and consequently cell death. The combination of onvansertib and abiraterone acetate synergistically increases mitotic arrest and cell death in prostate cancer cells and has demonstrated significantly greater tumor growth inhibition than either drug alone in vivo.

Data as of April 8, 2022, presented at American Association for Cancer Research ("AACR") Annual Meeting provided evidence of the safety and efficacy of onvansertib in combination with abiraterone. Disease control increased with increasing dose density of onvansertib from 29% to 45% of patients achieving PSA stabilization and from 53% to 75% of patients with radiographic stable disease; Arm A (n=17) – onvansertib 24mg/m2 days 1-5 in 21-day cycle to Arm C (n=20) – 12mg/m2 days 1-14 in 21-day cycle. Median progression-free survival ("mPFS") has increased with increasing onvansertib dose density from 4.1 months in Arm A to 13.2 months to-date in Arm C patients. Genomic analysis of ctDNA showed a correlation between alterations in two key genes of the PI3K signaling pathway—MTOR and PTEN, which appears to underly increased pathway activity, and sensitivity to onvansertib/abiraterone combination in mCRPC patients with early abiraterone resistance. The treatment regimen of onvansertib in combination with abiraterone/prednisone has been well tolerated.

Collaborative Relationship with Pfizer

In November 2021, we entered into a collaborative relationship with Pfizer Inc. as part of the Pfizer Breakthrough Growth Initiative, pursuant to which Pfizer purchased 2.4 million shares of our common stock for gross proceeds of approximately $15.0 million. In connection with the stock purchase, we and Pfizer entered into an Information Rights Agreement pursuant to which Adam Schayowitz, Ph.D., MBA, Vice President & Medicine Team Group Lead for Breast Cancer, Colorectal Cancer and Melanoma at Pfizer joined our Scientific Advisory Board, and until May 17, 2024 we agreed to provide Pfizer with rights of first access to any preclinical or clinical data and results generated as part of the onvansertib development program at least two business days prior to us providing such data to a third party.

Company Update

On January 11, 2022 we announced the appointment of Tod Smeal, Ph.D., as Chief Scientific Officer and Charles Monahan, R.Ph., as Senior Vice President, Regulatory Affairs.

Our accumulated deficit through March 31, 2022 is $270.8 million. To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities.

Our drug development efforts are in their early stages, and we cannot make estimates of the costs or the time that our development efforts will take to complete, or the timing and amount of revenues related to the sale of our drug candidates. The risk of completion of any program is high because of the many uncertainties involved in developing new drug candidates to market, including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols, extended regulatory approval and review cycles, our ability to raise additional capital, the nature and timing of research and development expenses, and competing technologies being developed by organizations with significantly greater resources.

Critical Accounting Policies

Our accounting policies are described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of our Annual Report on Form 10-K as of and for the year ended December 31, 2021, filed with the SEC on February 24, 2022. There have been no changes to our critical accounting policies since December 31, 2021.

Three Months Ended March 31, 2022 and 2021

Revenues

Total revenues were $74,000 for the three months ended March 31, 2022 as compared to $72,000 for the prior period. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021	Increase (Decrease)
Salaries and staff costs	$1,061	$282	$779
Stock-based compensation	335	40	295
Clinical trials, outside services, and lab supplies	5,517	2,800	2,717
Facilities and other	295	157	138
Total research and development	$7,208	$3,279	$3,929

Research and development expenses increased by $3.9 million for the three months ended March 31, 2022 compared to the same period in 2021. The overall increase in research and development expenses was primarily due to costs associated with an increase in outside service costs related to chemistry, manufacturing, and controls ("CMC") and pharmacology for the development of our lead drug candidate, onvansertib. Salaries and staff costs increased primarily due to a higher headcount in the current period, as compared to the prior period. The increase in stock-based compensation is primarily due to additional stock option grants to employees granted subsequent to the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021	Increase (Decrease)
Salaries and staff costs	$861	$568	$293
Stock-based compensation	817	228	589
Outside services and professional fees	1,605	971	634
Facilities and other	657	468	189
Total selling, general and administrative	$3,940	$2,235	$1,705

Selling, general and administrative expenses increased by $1.7 million for the three months ended March 31, 2022 compared to the same period in 2021. The significant components of the increase were outside services and stock-based compensation. The increase in outside services is primarily related to strategic valuation consulting related to our lead drug candidate, onvansertib. The increase in stock-based compensation is primarily due to additional stock option grants to employees and directors granted subsequent to the prior period.

Net Loss

Net loss and per share amounts were as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021	Increase (Decrease)
Net loss	$(10,993)	$(5,179)	$5,814
Preferred stock dividend	(6)	(6)	—
Net loss attributable to common shareholders	$(10,999)	$(5,185)	$5,814

Net loss per common share — basic and diluted	$(0.25)	$(0.14)	$0.11

Weighted average shares outstanding — basic and diluted	43,231	37,164	6,067

The $5.8 million increase in net loss attributable to common shareholders was primarily the result of an increase in operating expenses for the three months ended March 31, 2022 compared to the same period in the prior year. The $0.11 increase in basic net loss per share was impacted by the increased net loss attributable to common shareholders and the increase in weighted average shares outstanding resulting primarily from the issuance of approximately 5.8 million shares of common stock from April 1, 2021 through March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2022 was $10.2 million, compared to $5.9 million for the three months ended March 31, 2021. Our use of cash was primarily a result of the net loss of $11.0 million for the three months ended March 31, 2022, adjusted for non-cash items related to stock-based compensation of $1.2 million, amortization of premiums on short-term investments $0.3 million, and release of clinical trial funding commitment of $0.1 million. The net change in our operating assets and liabilities was $0.9 million increasing cash used in operations. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Net cash provided by investing activities was $18.4 million primarily related to net purchases of marketable securities during the three months ended March 31, 2022, compared to net cash used in investing activities of $111.7 million for net purchases of marketable securities during the same period in 2021.

Net cash provided in financing activities was $0.0 million during the three months ended March 31, 2022, compared to $1.3 million of proceeds from warrant exercises for the same period in 2021.

As of March 31, 2022, and December 31, 2021, we had working capital of $129.1 million and $139.6 million, respectively.

We have incurred net losses since our inception and have negative operating cash flows. As of March 31, 2022, we had $129.4 million in cash, cash equivalents and short-term investments and we believe we have sufficient cash to meet our funding requirements for at least the next 12 months following the issuance date of this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIFF ONCOLOGY, INC.

May 5, 2022	By:	/s/ Mark Erlander
Mark Erlander
Chief Executive Officer

CARDIFF ONCOLOGY, INC.

May 5, 2022	By:	/s/ James Levine
James Levine
Chief Financial Officer