Form 10-Q
period 2022-06-30
Cardiff Oncology, Inc.
filed 2022-08-04
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

As of July 28, 2022, the issuer had 43,334,919 shares of Common Stock issued and outstanding.

CARDIFF ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIFF ONCOLOGY, INC.
CONDENSED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$20,965	$11,943
Short-term investments	101,041	128,878
Accounts receivable and unbilled receivable	551	535
Prepaid expenses and other current assets	4,857	4,771
Total current assets	127,414	146,127
Property and equipment, net	1,138	382
Operating lease right-of-use assets	2,524	2,796
Other assets	185	239
Total Assets	$131,261	$149,544

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,522	$1,439
Accrued liabilities	6,279	4,527
Operating lease liabilities	670	551
Other current liabilities	10	42
Total current liabilities	8,481	6,559
Operating lease liabilities, net of current portion	2,306	2,568
Total Liabilities	10,787	9,127

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, 20,000 shares authorized; (Note 6)	—	1
Common stock, $0.0001 par value, 150,000 shares authorized; 43,306 and 41,964 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	402,710	400,503
Service receivables	—	(139)
Accumulated other comprehensive loss	(982)	(142)
Accumulated deficit	(281,258)	(259,810)
Total stockholders’ equity	120,474	140,417
Total liabilities and stockholders’ equity	$131,261	$149,544

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Royalty revenues	$91	$68	$165	$140
Costs and expenses:
Research and development	7,448	4,119	14,656	7,398
Selling, general and administrative	3,086	2,838	7,026	5,073
Total operating expenses	10,534	6,957	21,682	12,471

Loss from operations	(10,443)	(6,889)	(21,517)	(12,331)

Other income (expense), net:
Interest income, net	253	71	383	115
Gain (loss) from change in fair value of derivative financial instruments—warrants	—	61	—	268
Other income (expense), net	(253)	—	(302)	12
Total other income (expense), net	—	132	81	395

Net loss	(10,443)	(6,757)	(21,436)	(11,936)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(12)	(12)

Net loss attributable to common stockholders	$(10,449)	$(6,763)	$(21,448)	$(11,948)

Net loss per common share — basic and diluted	$(0.24)	$(0.17)	$(0.50)	$(0.31)

Weighted-average shares outstanding — basic and diluted	43,306	38,761	43,269	37,967

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(10,443)	$(6,757)	$(21,436)	$(11,936)
Other comprehensive loss:
Unrealized gain (loss) on securities available-for-sale	(234)	57	(840)	(10)
Total comprehensive loss	(10,677)	(6,700)	(22,276)	(11,946)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(12)	(12)

Comprehensive loss attributable to common stockholders	$(10,683)	$(6,706)	$(22,288)	$(11,958)

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2022	716	$1	41,964	$4	$400,503	$(139)	$(142)	$(259,810)	$140,417
Stock-based compensation	—	—	—	—	1,152	—	—	—	1,152
Other comprehensive loss	—	—	—	—	—	—	(606)	—	(606)
Issuance of common stock upon conversion of Series E Convertible Preferred Stock	(328)	(1)	1,342	—	—	—	—	—	(1)
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	139	—	—	139
Net loss	—	—	—	—	—	—	—	(10,993)	(10,993)
Balance, March 31, 2022	388	—	43,306	4	401,655	—	(748)	(270,809)	130,102
Stock-based compensation	—	—	—	—	1,055	—	—	—	1,055
Other comprehensive loss	—	—	—	—	—	—	(234)	—	(234)
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	—	—	(10,443)	(10,443)
Balance, June 30, 2022	388	$—	43,306	$4	$402,710	$—	$(982)	$(281,258)	$120,474

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2021	716	$1	36,781	$4	$361,819	$(2,171)	$—	$(231,495)	$128,158
Stock-based compensation	—	—	—	—	268	—	—	—	268
Issuance of common stock upon exercise of warrants	—	—	771	—	1,263	—	—	—	1,263
Other comprehensive loss	—	—	—	—	—	—	(67)	—	(67)
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	380	—	—	380
Net loss	—	—	—	—	—	—	—	(5,179)	(5,179)
Balance, March 31, 2021	716	1	37,552	4	363,350	(1,791)	(67)	(236,680)	124,817
Stock-based compensation	—	—	—	—	1,036	—	—	—	1,036
Sale of common stock, net of expenses(1)	—	—	2,000	—	19,225	—	—	—	19,225
Other comprehensive gain	—	—	—	—	—	—	57	—	57
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	546	—	—	546
Net loss	—	—	—	—	—	—	—	(6,757)	(6,757)
Balance, June 30, 2021	716	$1	39,552	$4	$383,611	$(1,245)	$(10)	$(243,443)	$138,918

(1) Net of expenses of $0.8 million.

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(21,436)	$(11,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	—	1
Depreciation	69	228
Stock-based compensation expense	2,207	1,304
Amortization of premiums on short-term investments	557	698
Change in fair value of derivative financial instruments—warrants	—	(268)
Release of clinical trial funding commitment	139	926
Changes in operating assets and liabilities:
Other assets	54	141
Accounts receivable and unbilled receivable	(16)	12
Prepaid expenses and other assets	18	68
Operating lease right-of-use assets	272	165
Accounts payable and accrued expenses	1,367	(1,121)
Operating lease liabilities	(143)	(461)
Other liabilities	(32)	58
Net cash used in operating activities	(16,944)	(10,185)

Investing activities:
Capital expenditures	(483)	—
Insurance proceeds from casualty loss	71	—
Maturities of short-term investments	48,801	5,510
Purchases of short-term investments	(57,309)	(141,948)
Sales of short-term investments	34,886	5,735
Net cash provided by (used in) investing activities	25,966	(130,703)

Financing activities:
Proceeds from sales of common stock, net of expenses of $0 and $776, respectively	—	19,225
Proceeds from exercise of warrants	—	1,263
Net cash provided by financing activities	—	20,488
Net change in cash and cash equivalents	9,022	(120,400)
Cash and cash equivalents—Beginning of period	11,943	130,981
Cash and cash equivalents—End of period	$20,965	$10,581

Supplementary disclosure of cash flow activity:
Cash paid for taxes	$1	$1
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable and accrued expenses	$456	$27
Acquisition of property and equipment included in insurance proceeds receivable	$43	$—
Preferred stock dividend payable on Series A Convertible Preferred Stock	$12	$12

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements of Cardiff Oncology have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows for the periods presented. The unaudited condensed balance sheet at December 31, 2021, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K filed with the SEC on February 24, 2022.

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of June 30, 2022, the Company had $122.0 million in cash, cash equivalents and short-term investments and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

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

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2022, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	June 30,
	2022	2021
Options to purchase Common Stock	5,131,195	2,966,843
Warrants to purchase Common Stock	4,490,159	4,490,159
Series A Convertible Preferred Stock	877	877
Series E Convertible Preferred Stock	1,342,250	2,684,607
	10,964,481	10,142,486

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

Recent Accounting Pronouncement Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06 ("ASU 2020-06"), Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021 (or December 15, 2023, for companies who meet the SEC definition of Smaller Reporting Companies), and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2022 and December 31, 2021:

	Fair Value Measurements at June 30, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$20,089	$—	$—	$20,089
Total included in cash and cash equivalents	20,089	—	—	20,089

Available for sale investments:
Certificate of deposit	—	12,860	—	12,860
Corporate debt securities	—	63,386	—	63,386
Commercial paper	—	10,135	—	10,135
U.S. treasury securities	14,660	—	—	14,660
Total available for sale investments (1)	14,660	86,381	—	101,041

Total assets measured at fair value on a recurring basis	$34,749	$86,381	$—	$121,130

	Fair Value Measurements at December 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$10,990	$—	$—	$10,990
Total included in cash and cash equivalents	10,990	$—	—	10,990

Available for sale investments:
Certificate of deposit	—	1,260	—	1,260
Corporate debt securities	—	88,390	—	88,390
Commercial paper	—	14,454	—	14,454
Non U.S. government	—	728	—	728
U.S. treasury securities	24,046	—	—	24,046
Total available for sale investments (1)	24,046	104,832	—	128,878

Total assets measured at fair value on a recurring basis	$35,036	$104,832	$—	$139,868
(1) Included in short-term investments in the accompanying balance sheets.

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the six months ended June 30, 2022.

4. Supplementary Balance Sheet Information

Investments available for sale

Investments available for sale consist of the following:

	As of June 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$12,922	$1	$(63)	$12,860
Corporate debt securities	59,453	—	(626)	58,827
Commercial paper	10,228	—	(93)	10,135
U.S. treasury securities	13,034	—	(133)	12,901
Total maturity less than 1 year	95,637	1	(915)	94,723
Maturity 1 to 2 years:
Corporate debt securities	4,616	—	(57)	4,559
U.S. treasury securities	1,770	—	(11)	1,759
Total maturity 1 to 2 years	6,386	—	(68)	6,318

Total short-term investments	$102,023	$1	$(983)	$101,041

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$1,260	$—	$—	$1,260
Corporate debt securities	58,822	2	(38)	58,786
Commercial paper	14,453	4	(3)	14,454
Non U.S. government	728	—	—	728
U.S. treasury securities	20,380	—	(24)	20,356
Total maturity less than 1 year	95,643	6	(65)	95,584
Maturity 1 to 2 years:
Corporate debt securities	29,676	1	(73)	29,604
U.S. treasury securities	3,701	—	(11)	3,690
Total maturity 1 to 2 years	33,377	1	(84)	33,294

Total short-term investments	$129,020	$7	$(149)	$128,878

Unrealized losses in investments available for sale debt securities at June 30, 2022, were primarily due to increases in interest rates, not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Property and equipment

Property and equipment consist of the following:

(in thousands)	As of June 30, 2022	As of December 31, 2021
Furniture and office equipment	$1,212	$955
Leasehold improvements	2,445	1,962
Laboratory equipment	956	906
	4,613	3,823
Less—accumulated depreciation and amortization	(3,475)	(3,441)
Property and equipment, net	$1,138	$382

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	As of June 30, 2022	As of December 31, 2021
Accrued compensation	$1,304	$1,435
Preferred stock dividend	426	414
Clinical trials	1,780	1,639
Research agreements and services	1,697	726
Director fees	122	141
Professional fees and outside services	28	63
Patent, license and other fees	40	43
Other accrued liabilities	882	66
Total accrued liabilities	$6,279	$4,527

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$190	$92	$381	$187
Operating sublease income	—	(101)	—	(202)
Net operating lease cost	$190	$(9)	$381	$(15)

Supplemental balance sheet information related to leases was as follows:

(in thousands)	As of June 30, 2022	As of December 31, 2021
Operating lease ROU assets	$2,524	$2,796

Current operating lease liabilities	$670	$551
Non-current operating lease liabilities	2,306	2,568
Total operating lease liabilities	$2,976	$3,119

Weighted-average remaining lease term–operating leases	4.7 years	5.2 years
Weighted-average discount rate–operating leases	7.0%	7.0%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$180	$243	$251	$483

Total remaining annual commitments under non-cancelable lease agreements for each of the years ended December 31 are as follows:

(in thousands)
Year Ending December 31,	Operating Leases
2022 (excluding the six months ended June 30, 2022)	$300
2023	737
2024	754
2025	775
2026	796
Thereafter	137
Total future minimum lease payments	3,499
Less imputed interest	(523)
Total	$2,976

6. Stockholders’ Equity

Stock Options

Stock-based compensation expense related to Cardiff Oncology equity awards have been recognized in operating results as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Included in research and development expense	$126	$72	$460	$112
Included in selling, general and administrative expense	929	964	1,747	1,192
Total stock-based compensation expense	$1,055	$1,036	$2,207	$1,304

The unrecognized compensation cost related to non-vested stock options outstanding at June 30, 2022, net of estimated forfeitures, was $10.8 million, which is expected to be recognized over a weighted-average remaining vesting period of 3.0 years. The weighted-average remaining contractual term of outstanding options as of June 30, 2022, was approximately 7.9 years. The total fair value of stock options vested during the six months ended June 30, 2022 and 2021, were $3.0 million and $1.2 million, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.87%	0.94%
Dividend yield	0%	0%
Expected volatility of Cardiff Oncology common stock	106%	108%
Expected term	6.0 years	6.0 years

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2021	3,771,984	$7.13	$6,405,258
Granted	1,731,136	$3.15
Canceled / Forfeited	(371,125)	$4.77
Expired	(800)	$165.84
Balance outstanding, June 30, 2022	5,131,195	$5.93	$80,809
Exercisable at June 30, 2022	2,030,219	$7.49	$34,443
Vested and expected to vest at June 30, 2022	5,042,299	$5.95	$77,880

2021 Equity Incentive Plan

In June 2021 the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). The number of authorized shares in the 2021 Plan is equal to the sum of (i) 3,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the 2014 Plan; and (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. On June 9, 2022 the shareholders approved an increase of shares authorized in the 2021 Plan to 5,150,000 from 3,150,000. As of June 30, 2022, there were 3,055,281 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Inducement Grants

In July 2021, the Company began issuing equity awards to certain new employees as inducement grants outside of its 2021 Plan. As of June 30, 2022, an aggregate of 920,208 shares were issuable upon the exercise of inducement grant stock options approved by the Company.

Modification of Stock Options

In June 2022 one of the Company's directors did not seek another term on the Board of Directors. At the time of departure, the Compensation Committee passed a resolution to extend the expiration date of the vested stock options, and to immediately accelerate the vesting of the unvested options. The Company recorded incremental reduction to stock compensation expense of $0.1 million during the three months ended June 30, 2022, related to the modifications.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2021	4,490,159	$5.80	3.0 years
Balance outstanding, June 30, 2022	4,490,159	$5.80	2.5 years

Preferred Stock

A summary of our Company's classes of preferred stock is presented below:

				Shares outstanding
Class	Par value	Shares designated	Liquidation preference	As of June 30, 2022	As of December 31, 2021
Series A Convertible Preferred Stock	$0.001	277,100	$606,000	60,600	60,600
Series B Convertible Preferred Stock	$0.001	8,860	None	—	—
Series C Convertible Preferred Stock	$0.001	200,000	None	—	—
Series D Convertible Preferred Stock	$0.0001	154,670	None	—	—
Series E Convertible Preferred Stock	$0.001	865,824	None	327,509	655,044

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

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. The Company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due. These royalty payments are calculated as a percent of revenue. For the six months ended June 30, 2022 and 2021, payments have not been material.

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

Overview

We are a clinical-stage biotechnology company leveraging PLK1 inhibition to develop novel therapies across a range of cancers with the greatest unmet medical need. Our goal is to target tumor vulnerabilities with treatment combinations that overcome disease resistance, improve disease response to standard treatment regimens and increase overall survival. We are developing onvansertib, an oral and highly selective PLK1 inhibitor, in combination with standard-of-care chemotherapy and targeted therapeutics. Our clinical development programs incorporate tumor genomics and biomarker assays to refine assessment of patient response to treatment.

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

The primary objectives of this trial are to evaluate the Dose-Limiting Toxicities ("DLTs"), maximum tolerated dose ("MTD") and recommended Phase 2 dose ("RP2D") of onvansertib in combination with FOLFIRI and bevacizumab (Phase 1b) and to continue to assess the safety and preliminary efficacy of onvansertib in combination with FOLFIRI and bevacizumab (Phase 2).

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

Phase 2 Clinical Trial in mCRPC

TROV-053 is a Phase 2 open-label multi-center clinical trial of onvansertib in combination with abiraterone acetate and prednisone in patients with mCRPC, which is being conducted at three clinical trial sites - Beth Israel Deaconess Medical Center, Dana-Farber Cancer Institute and Massachusetts General Hospital. This trial is now closed for enrollment.

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

Data presented on April 8, 2022 at American Association for Cancer Research ("AACR") Annual Meeting provided evidence of the safety and efficacy of onvansertib in combination with abiraterone. Disease control increased with increasing dose density of onvansertib from 29% to 45% of patients achieving PSA stabilization and from 53% to 75% of patients with radiographic stable disease; Arm A (n=17) – onvansertib 24mg/m2 days 1-5 in 21-day cycle to Arm C (n=20) – 12mg/m2 days 1-14 in 21-day cycle. Median progression-free survival ("mPFS") increased with increasing onvansertib dose density from 4.1 months in Arm A to 13.2 months as of the data cut-off date in Arm C patients. Genomic analysis of ctDNA showed a correlation between alterations in two key genes of the PI3K signaling pathway—MTOR and PTEN, which appears to underly increased pathway activity, and sensitivity to onvansertib/abiraterone combination in mCRPC patients with early abiraterone resistance. The treatment regimen of onvansertib in combination with abiraterone/prednisone has been well tolerated.

Preclinical Data

On April 8, 2022 we announced the results of preclinical studies evaluating the anti-cancer activity of onvansertib in combination with the PARP inhibitor ("PARPi") olaparib in PARPi-resistant patient-derived xenograft (PDX) ovarian cancer models. The results were featured in a poster presentation at the AACR Annual Meeting.

Data showed the combination of onvansertib and olaparib providing statistically significant survival benefits compared to treatment with either agent alone in three PDX ovarian cancer models. Two of the three PDX models studied were cisplatin-

sensitive with a mutated BRCA1 gene, while the third was cisplatin-resistant with wild type BRCA1. The onvansertib-olaparib combination was also shown to be well tolerated in mice.

Critical Accounting Policies

Our accounting policies are described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of our Annual Report on Form 10-K as of and for the year ended December 31, 2021, filed with the SEC on February 24, 2022. There have been no changes to our critical accounting policies since December 31, 2021.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 and 2021

Revenues

Total revenues were $91,000 for the three months ended June 30, 2022, as compared to $68,000 for the prior period. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended June 30,
(in thousands)	2022	2021	Increase (Decrease)
Salaries and staff costs	$1,069	$292	$777
Stock-based compensation	126	72	54
Clinical trials, outside services, and lab supplies	5,903	3,606	2,297
Facilities and other	350	149	201
Total research and development	$7,448	$4,119	$3,329

Research and development expenses increased by $3.3 million for the three months ended June 30, 2022, compared to the same period in 2021. The overall increase in expenses was primarily related to chemistry, manufacturing, and controls ("CMC") and clinical pharmacology for studies to support the development of our lead drug candidate, onvansertib. Salaries and staff costs increased primarily due to additional hires in senior management and our clinical operations team.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended June 30,
(in thousands)	2022	2021	Increase (Decrease)
Salaries and staff costs	$792	$513	$279
Stock-based compensation	929	964	(35)
Outside services and professional fees	673	914	(241)
Facilities and other	692	447	245
Total selling, general and administrative	$3,086	$2,838	$248

Selling, general and administrative expenses increased by $0.2 million for the three months ended June 30, 2022, compared to the same period in 2021. Salaries and staff costs increased due to merit increases and higher headcount. Facilities and other costs increased due to higher insurance costs and the amending of our operating lease. The decrease in outside services and professional fees was due to recruiting fees incurred for the recruitment of officers and directors in the prior period.

Net Loss

Net loss and per share amounts were as follows:

	Three Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	Increase (Decrease)
Net loss	$(10,443)	$(6,757)	$3,686
Preferred stock dividend	(6)	(6)	—
Net loss attributable to common shareholders	$(10,449)	$(6,763)	$3,686

Net loss per common share — basic and diluted	$(0.24)	$(0.17)	$0.07

Weighted average shares outstanding — basic and diluted	43,306	38,761	4,545

The $3.7 million increase in net loss attributable to common shareholders was primarily the result of an increase of operating expenses for the three months ended June 30, 2022, compared to the same period in the prior year. The $0.07 decrease in net loss per share was impacted by the increase in basic weighted average shares outstanding resulting primarily from the issuance of approximately 3.8 million shares of common stock and common stock equivalents from July 1, 2021 through June 30, 2022.

Six Months Ended June 30, 2022 and 2021

Revenues

Total revenues were $165,000 for the six months ended June 30, 2022, as compared to $140,000 for the prior period. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Six Months Ended June 30,
(in thousands)	2022	2021	Increase (Decrease)
Salaries and staff costs	$2,130	$574	$1,556
Stock-based compensation	460	112	348
Clinical trials, outside services, and lab supplies	11,419	6,406	5,013
Facilities and other	647	306	341
Total research and development	$14,656	$7,398	$7,258

Research and development expenses increased by $7.3 million for the six months ended June 30, 2022, compared to the same period in 2021. The overall increase in expenses was primarily related to chemistry, manufacturing, and controls ("CMC") and clinical pharmacology for studies to support the development of our lead drug candidate, onvansertib. Salaries and staff costs increased primarily due to additional hires in senior management and our clinical operations team. The increase in stock-based compensation is primarily due to additional stock option grants to employees granted subsequent to the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Six Months Ended June 30,
(in thousands)	2022	2021	Increase (Decrease)
Salaries and staff costs	$1,652	$1,081	$571
Stock-based compensation	1,747	1,192	555
Outside services and professional fees	2,279	1,886	393
Facilities and other	1,348	914	434
Total selling, general and administrative	$7,026	$5,073	$1,953

Selling, general and administrative expenses increased by $2.0 million for the six months ended June 30, 2022, compared to the same period in 2021. Salaries and staff costs increased due to merit increases and higher headcount. The increase in stock-based compensation is primarily due to additional stock option grants to employees granted subsequent to the prior period. Facilities and other costs increased due to higher insurance costs and the amending of our operating lease.

Net Loss

Net loss and per share amounts were as follows:

	Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	Increase (Decrease)
Net loss	$(21,436)	$(11,936)	$9,500
Preferred stock dividend	(12)	(12)	—
Net loss attributable to common shareholders	$(21,448)	$(11,948)	$9,500

Net loss per common share — basic and diluted	$(0.50)	$(0.31)	$0.19

Weighted average shares outstanding — basic and diluted	43,269	37,967	5,302

The $9.5 million increase in net loss attributable to common shareholders was primarily the result of an increase in operating expenses for the six months ended June 30, 2022, compared to the same period in the prior year. The $0.19 increase in basic net loss per share was impacted by the increased net loss attributable to common shareholders and the increase in weighted average shares outstanding resulting primarily from the issuance of approximately 3.8 million shares of common stock from July 1, 2021 through June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the six months ended June 30, 2022, was $16.9 million, compared to $10.2 million for the six months ended June 30, 2021. Our use of cash was primarily a result of the net loss of $21.4 million for the six months ended June 30, 2022, adjusted for non-cash items related to stock-based compensation of $2.2 million, amortization of premiums on short-term investments of $0.6 million, and release of clinical trial funding commitment of $0.1 million. The net change in our operating assets and liabilities was $1.5 million increasing cash used in operations. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Net cash provided by investing activities was $26.0 million primarily related to sales and maturities in excess of purchases of marketable securities during the six months ended June 30, 2022, compared to net cash used in investing activities of $130.7 million for net purchases of marketable securities during the same period in 2021.

Net cash provided in financing activities was $0 during the six months ended June 30, 2022, compared to $20.5 million of proceeds from the sale of common stock and proceeds from warrant exercises for the same period in 2021.

As of June 30, 2022, and December 31, 2021, we had working capital of $118.9 million and $139.6 million, respectively.

We have incurred net losses since our inception and have negative operating cash flows. As of June 30, 2022, we had $122.0 million in cash, cash equivalents and short-term investments and we believe we have sufficient cash to meet our funding requirements for at least the next 12 months following the issuance date of this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIFF ONCOLOGY, INC.

August 4, 2022	By:	/s/ Mark Erlander
Mark Erlander
Chief Executive Officer

CARDIFF ONCOLOGY, INC.

August 4, 2022	By:	/s/ James Levine
James Levine
Chief Financial Officer