Form 10-Q
period 2022-09-30
Cardiff Oncology, Inc.
filed 2022-11-03
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

As of October 27, 2022, the issuer had 44,677,169 shares of Common Stock issued and outstanding.

CARDIFF ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIFF ONCOLOGY, INC.
CONDENSED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$18,717	$11,943
Short-term investments	95,586	128,878
Accounts receivable and unbilled receivable	650	535
Prepaid expenses and other current assets	4,802	4,771
Total current assets	119,755	146,127
Property and equipment, net	1,304	382
Operating lease right-of-use assets	2,388	2,796
Other assets	184	239
Total Assets	$123,631	$149,544

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,425	$1,439
Accrued liabilities	6,138	4,527
Operating lease liabilities	674	551
Other current liabilities	8	42
Total current liabilities	8,245	6,559
Operating lease liabilities, net of current portion	2,174	2,568
Total Liabilities	10,419	9,127

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, 20,000 shares authorized; (Note 6)	—	1
Common stock, $0.0001 par value, 150,000 shares authorized; 43,335 and 41,964 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	403,822	400,503
Service receivables	—	(139)
Accumulated other comprehensive loss	(779)	(142)
Accumulated deficit	(289,835)	(259,810)
Total stockholders’ equity	113,212	140,417
Total liabilities and stockholders’ equity	$123,631	$149,544

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Royalty revenues	$93	$86	$258	$226
Costs and expenses:
Research and development	6,009	4,154	20,665	11,552
Selling, general and administrative	3,077	2,930	10,103	8,003
Total operating expenses	9,086	7,084	30,768	19,555

Loss from operations	(8,993)	(6,998)	(30,510)	(19,329)

Other income (expense), net:
Interest income, net	458	70	841	185
Gain from change in fair value of derivative financial instruments—warrants	—	12	—	280
Other income (expense), net	(36)	3	(338)	15
Total other income (expense), net	422	85	503	480

Net loss	(8,571)	(6,913)	(30,007)	(18,849)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(18)	(18)

Net loss attributable to common stockholders	$(8,577)	$(6,919)	$(30,025)	$(18,867)

Net loss per common share — basic and diluted	$(0.20)	$(0.17)	$(0.69)	$(0.49)

Weighted-average shares outstanding — basic and diluted	43,333	39,552	43,291	38,501

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(8,571)	$(6,913)	$(30,007)	$(18,849)
Other comprehensive loss:
Unrealized gain (loss) on securities available-for-sale	203	26	(637)	16
Total comprehensive loss	(8,368)	(6,887)	(30,644)	(18,833)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(18)	(18)

Comprehensive loss attributable to common stockholders	$(8,374)	$(6,893)	$(30,662)	$(18,851)

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2022	716	$1	41,964	$4	$400,503	$(139)	$(142)	$(259,810)	$140,417
Stock-based compensation	—	—	—	—	1,152	—	—	—	1,152
Other comprehensive loss	—	—	—	—	—	—	(606)	—	(606)
Issuance of common stock upon conversion of Series E Convertible Preferred Stock	(328)	(1)	1,342	—	—	—	—	—	(1)
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	139	—	—	139
Net loss	—	—	—	—	—	—	—	(10,993)	(10,993)
Balance, March 31, 2022	388	—	43,306	4	401,655	—	(748)	(270,809)	130,102
Stock-based compensation	—	—	—	—	1,055	—	—	—	1,055
Other comprehensive loss	—	—	—	—	—	—	(234)	—	(234)
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	—	—	(10,443)	(10,443)
Balance, June 30, 2022	388	—	43,306	4	402,710	—	(982)	(281,258)	120,474
Stock-based compensation	—	—	—	—	1,037	—	—	—	1,037
Issuance of common stock upon exercise of stock options	—	—	29	—	75	—	—	—	75
Other comprehensive gain	—	—	—	—	—	—	203	—	203
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	—	—	(8,571)	(8,571)
Balance, September 30, 2022	388	$—	43,335	$4	$403,822	$—	$(779)	$(289,835)	$113,212

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2021	716	$1	36,781	$4	$361,819	$(2,171)	$—	$(231,495)	$128,158
Stock-based compensation	—	—	—	—	268	—	—	—	268
Issuance of common stock upon exercise of warrants	—	—	771	—	1,263	—	—	—	1,263
Other comprehensive loss	—	—	—	—	—	—	(67)	—	(67)
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	380	—	—	380
Net loss	—	—	—	—	—	—	—	(5,179)	(5,179)
Balance, March 31, 2021	716	1	37,552	4	363,350	(1,791)	(67)	(236,680)	124,817
Stock-based compensation	—	—	—	—	1,036	—	—	—	1,036
Sale of common stock, net of expenses(1)	—	—	2,000	—	19,225	—	—	—	19,225
Other comprehensive gain	—	—	—	—	—	—	57	—	57
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	546	—	—	546
Net loss	—	—	—	—	—	—	—	(6,757)	(6,757)
Balance, June 30, 2021	716	1	39,552	4	383,611	(1,245)	(10)	(243,443)	138,918
Stock-based compensation	—	—	—	—	940	—	—	—	940
Other comprehensive gain	—	—	—	—	—	—	26	—	26
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	579	—	—	579
Net loss	—	—	—	—	—	—	—	(6,913)	(6,913)
Balance, September 30, 2021	716	$1	39,552	$4	$384,551	$(666)	$16	$(250,362)	$133,544

(1) Net of expenses of $0.8 million.

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(30,007)	$(18,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	—	1
Depreciation	150	338
Stock-based compensation expense	3,244	2,244
Amortization of premiums on short-term investments	672	1,160
Change in fair value of derivative financial instruments—warrants	—	(280)
Release of clinical trial funding commitment	139	1,505
Changes in operating assets and liabilities:
Other assets	55	261
Accounts receivable and unbilled receivable	(115)	(74)
Prepaid expenses and other assets	4	(741)
Operating lease right-of-use assets	408	386
Accounts payable and accrued expenses	1,325	(830)
Operating lease liabilities	(271)	(645)
Other liabilities	(34)	(126)
Net cash used in operating activities	(24,430)	(15,650)

Investing activities:
Capital expenditures	(931)	(98)
Insurance proceeds from casualty loss	114	—
Maturities of short-term investments	61,229	15,101
Purchases of short-term investments	(80,428)	(146,632)
Sales of short-term investments	51,145	8,975
Net cash provided by (used in) investing activities	31,129	(122,654)

Financing activities:
Proceeds from sales of common stock, net of expenses of $0 and $776, respectively	—	19,225
Proceeds from exercise of options	75	—
Proceeds from exercise of warrants	—	1,263
Net cash provided by financing activities	75	20,488
Net change in cash and cash equivalents	6,774	(117,816)
Cash and cash equivalents—Beginning of period	11,943	130,981
Cash and cash equivalents—End of period	$18,717	$13,165

Supplementary disclosure of cash flow activity:
Cash paid for taxes	$1	$1
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable and accrued expenses	$255	$—
Preferred stock dividend payable on Series A Convertible Preferred Stock	$18	$18

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

Business Organization and Overview

Cardiff Oncology, Inc. (“Cardiff Oncology” or the “Company”) headquartered in San Diego, California, is a clinical-stage biotechnology company leveraging Polo-like Kinase 1 (“PLK1”) inhibition to develop novel therapies across a range of cancers. The Company’s lead asset is onvansertib, a PLK1 inhibitor that is being evaluated in combination with standard-of-care therapies in clinical programs targeting indications such as KRAS/NRAS-mutated metastatic colorectal cancer, metastatic pancreatic cancer, as well as investigator-initiated trials in triple negative breast cancer and small cell lung cancer. These programs and the Company’s broader development strategy are designed to target tumor vulnerabilities in order to overcome treatment resistance and deliver superior clinical benefit compared to the standard-of-care alone. The Company's common stock is listed on the Nasdaq Capital Market under the ticker symbol "CRDF".

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

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of September 30, 2022, the Company had $114.3 million in cash, cash equivalents and short-term investments and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

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

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2022, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	September 30,
	2022	2021
Options to purchase Common Stock	5,101,572	3,566,832
Warrants to purchase Common Stock	4,490,159	4,490,159
Series A Convertible Preferred Stock	877	877
Series E Convertible Preferred Stock	1,342,250	2,684,607
	10,934,858	10,742,475

Recently Adopted Accounting Pronouncement

In May 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2021-04 ("ASU 2021-04"), Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company has prospectively adopted this standard as of January 1, 2022 for periods presented after the adoption. The adoption of ASU 2021-04 did not have a material impact on the Company's financial statements.

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2022 and December 31, 2021:

	Fair Value Measurements at September 30, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$18,079	$—	$—	$18,079
Total included in cash and cash equivalents	18,079	—	—	18,079

Available for sale investments:
Certificate of deposit	—	14,202	—	14,202
Corporate debt securities	—	55,647	—	55,647
Commercial paper	—	10,483	—	10,483
U.S. treasury securities	15,254	—	—	15,254
Total available for sale investments (1)	15,254	80,332	—	95,586

Total assets measured at fair value on a recurring basis	$33,333	$80,332	$—	$113,665

	Fair Value Measurements at December 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$10,990	$—	$—	$10,990
Total included in cash and cash equivalents	10,990	$—	—	10,990

Available for sale investments:
Certificate of deposit	—	1,260	—	1,260
Corporate debt securities	—	88,390	—	88,390
Commercial paper	—	14,454	—	14,454
Non U.S. government	—	728	—	728
U.S. treasury securities	24,046	—	—	24,046
Total available for sale investments (1)	24,046	104,832	—	128,878

Total assets measured at fair value on a recurring basis	$35,036	$104,832	$—	$139,868
(1) Included in short-term investments in the accompanying balance sheets.

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the nine months ended September 30, 2022.

4. Supplementary Balance Sheet Information

Investments available for sale

Investments available for sale consist of the following:

	As of September 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$14,285	$4	$(87)	$14,202
Corporate debt securities	49,055	3	(498)	48,560
Commercial paper	10,528	4	(49)	10,483
U.S. treasury securities	15,348	—	(94)	15,254
Total maturity less than 1 year	89,216	11	(728)	88,499
Maturity 1 to 2 years:
Corporate debt securities	7,148	4	(65)	7,087
U.S. treasury securities	—	—	—	—
Total maturity 1 to 2 years	7,148	4	(65)	7,087

Total short-term investments	$96,364	$15	$(793)	$95,586

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$1,260	$—	$—	$1,260
Corporate debt securities	58,822	2	(38)	58,786
Commercial paper	14,453	4	(3)	14,454
Non U.S. government	728	—	—	728
U.S. treasury securities	20,380	—	(24)	20,356
Total maturity less than 1 year	95,643	6	(65)	95,584
Maturity 1 to 2 years:
Corporate debt securities	29,676	1	(73)	29,604
U.S. treasury securities	3,701	—	(11)	3,690
Total maturity 1 to 2 years	33,377	1	(84)	33,294

Total short-term investments	$129,020	$7	$(149)	$128,878

Unrealized losses in investments available for sale debt securities at September 30, 2022, were primarily due to increases in interest rates, not due to increased credit risks associated with specific securities. We do not intend to sell these investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Investments available for sale that have been in a continuous unrealized loss position for greater than one-year consist of the following:

	As of September 30, 2022
(in thousands)	Fair Market Value	Gross Unrealized Loss
Corporate debt securities	751	(6)
U.S. treasury securities	1,839	(22)
Total short-term investments	$2,590	$(28)

Property and equipment

Property and equipment consist of the following:

(in thousands)	As of September 30, 2022	As of December 31, 2021
Furniture and office equipment	$1,069	$955
Leasehold improvements	2,545	1,962
Laboratory equipment	1,019	906
	4,633	3,823
Less—accumulated depreciation and amortization	(3,329)	(3,441)
Property and equipment, net	$1,304	$382

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	As of September 30, 2022	As of December 31, 2021
Accrued compensation	$1,609	$1,435
Preferred stock dividend	432	414
Clinical trials	2,132	1,639
Research agreements and services	1,125	726
Director fees	125	141
Professional fees and outside services	29	63
Patent, license and other fees	122	43
Other accrued liabilities	564	66
Total accrued liabilities	$6,138	$4,527

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

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$188	$281	$568	$468
Operating sublease income	—	(101)	—	(303)
Net operating lease cost	$188	$180	$568	$165

Supplemental balance sheet information related to leases was as follows:

(in thousands)	As of September 30, 2022	As of December 31, 2021
Operating lease ROU assets	$2,388	$2,796

Current operating lease liabilities	$674	$551
Non-current operating lease liabilities	2,174	2,568
Total operating lease liabilities	$2,848	$3,119

Weighted-average remaining lease term–operating leases	4.5 years	5.2 years
Weighted-average discount rate–operating leases	7.0%	7.0%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$180	$243	$431	$726
ROU assets obtained in exchange for lease liabilities:
Operating leases	$—	$3,061	$—	$3,061

Total remaining annual commitments under non-cancelable lease agreements for each of the years ended December 31 are as follows:

(in thousands)
Year Ending December 31,	Operating Leases
2022 (excluding the nine months ended September 30, 2022)	$120
2023	737
2024	754
2025	775
2026	796
Thereafter	137
Total future minimum lease payments	3,319
Less imputed interest	(471)
Total	$2,848

6. Stockholders’ Equity

Stock Options

Stock-based compensation expense related to Cardiff Oncology equity awards have been recognized in operating results as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Included in research and development expense	$286	$174	$746	$286
Included in selling, general and administrative expense	751	766	2,498	1,958
Total stock-based compensation expense	$1,037	$940	$3,244	$2,244

The unrecognized compensation cost related to non-vested stock options outstanding at September 30, 2022, net of estimated forfeitures, was $9.8 million, which is expected to be recognized over a weighted-average remaining vesting period of 2.8 years. The weighted-average remaining contractual term of outstanding options as of September 30, 2022, was approximately 7.6 years. The total fair value of stock options vested during the nine months ended September 30, 2022 and 2021, were $4.0 million and $1.2 million, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.87%	0.95%
Dividend yield	0%	0%
Expected volatility of Cardiff Oncology common stock	106%	108%
Expected term	6.0 years	6.0 years

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2021	3,771,984	$7.13	$6,405,258
Granted	1,731,136	$3.15
Exercised	(28,858)	$2.60
Canceled / Forfeited	(371,125)	$4.77
Expired	(1,565)	$184.73
Balance outstanding, September 30, 2022	5,101,572	$5.92	$30,739
Exercisable at September 30, 2022	2,178,676	$7.44	$16,013
Vested and expected to vest at September 30, 2022	5,017,818	$5.94	$29,723

2021 Equity Incentive Plan

In June 2021 the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). The number of authorized shares in the 2021 Plan is equal to the sum of (i) 3,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the 2014 Plan; and (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. On June 9, 2022 the shareholders approved an increase of shares authorized in the 2021 Plan to 5,150,000 from 3,150,000. As of September 30, 2022, there were 3,055,281 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Inducement Grants

In July 2021, the Company began issuing equity awards to certain new employees as inducement grants outside of its 2021 Plan. As of September 30, 2022, an aggregate of 920,208 shares were issuable upon the exercise of inducement grant stock options approved by the Company.

Modification of Stock Options

In June 2022 one of the Company's directors did not seek another term on the Board of Directors. At the time of departure, the Compensation Committee passed a resolution to extend the expiration date of the vested stock options, and to immediately accelerate the vesting of the unvested options. The Company recorded incremental reduction to stock compensation expense of $0.1 million during the nine months ended September 30, 2022, related to the modifications.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2021	4,490,159	$5.80	3.0 years
Balance outstanding, September 30, 2022	4,490,159	$5.80	2.2 years

Preferred Stock

A summary of our Company's classes of preferred stock is presented below:

				Shares outstanding
Class	Par value	Shares designated	Liquidation preference	As of September 30, 2022	As of December 31, 2021
Series A Convertible Preferred Stock	$0.001	277,100	$606,000	60,600	60,600
Series B Convertible Preferred Stock	$0.001	8,860	None	—	—
Series C Convertible Preferred Stock	$0.001	200,000	None	—	—
Series D Convertible Preferred Stock	$0.0001	154,670	None	—	—
Series E Convertible Preferred Stock	$0.001	865,824	None	327,509	655,044

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

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. The Company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due. These royalty payments are calculated as a percent of revenue. For the nine months ended September 30, 2022 and 2021, payments have not been material.

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

8. Subsequent Events

Conversion of Series E Convertible Preferred Stock

327,509 Series E Convertible Preferred Shares were converted into 1,342,250 shares of common stock on October 11, 2022.

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

Our Drug Candidate, Onvansertib

Onvansertib is an oral, small molecule drug candidate that is highly specific for PLK1 inhibition with a 24-hour half-life.

We believe the attributes of onvansertib described below, as well as clinical evidence of favorable safety and efficacy, with expected on-target, easy to manage and reversible side effects, may prove beneficial in addressing clinical therapeutic needs across a variety of cancers:

•Onvansertib is highly potent and highly selective against the PLK1 enzyme (IC50 = 2nM; IC50 is the concentration for 50% inhibition), compared to prior PLK1 inhibitors that were pan-inhibitors of several PLK targets. Low or no activity of onvansertib was observed on a panel of 63 kinases (IC50>500 nM), including the PLK members PLK2 and PLK3 (IC50>10,000 nM);

•Onvansertib has a relatively short drug half-life of 24 hours, allowing for flexible dosing and scheduling which has shown favorable safety and tolerability across multiple clinical trials;

•Onvansertib is orally bioavailable, allowing for relative ease and flexibility of dosing.

In vitro studies have shown synergistic effects when onvansertib was administered in combination with different cytotoxic agents including microtubule-targeting agents, topoisomerase 1 inhibitors, antimetabolites, alkylating agents, proteasome inhibitors, kinase inhibitors, BCL-2 inhibitors, and androgen biosynthesis inhibitors.

In addition, in vivo combination studies have confirmed the positive results obtained in vitro and synergistic effects have been observed in xenograft models of onvansertib in combination with irinotecan, 5-fluorouracil ("5-FU"), abiraterone, PARP inhibitors, venetoclax, and paclitaxel, while additive effects in combination with cytarabine or bevacizumab have been demonstrated. Combining onvansertib with standard-of-care cancer agents provides opportunities for synergy with many cancer therapies.

There are five ongoing or soon to be activated clinical trials of onvansertib: two trials (TROV-054 and ONSEMBLE) in second line treatment in patients with KRAS-mutated Metastatic Colorectal Cancer ("mCRC"), one trial in second line treatment in patients with Metastatic Pancreatic Ductal Adenocarcinoma ("mPDAC"), and two investigator-initiated trials in patients with unresectable locally advanced or metastatic Triple Negative Breast Cancer ("TNBC") and relapsed Small Cell Lung Cancer ("SCLC").

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

The primary objectives of this trial are to evaluate the Dose-Limiting Toxicities ("DLTs"), maximum tolerated dose ("MTD") and recommended Phase 2 dose ("RP2D") of onvansertib in combination with FOLFIRI and bevacizumab (Phase 1b) and to continue to assess the safety and preliminary efficacy of onvansertib in combination with FOLFIRI and bevacizumab patients with KRAS-mutated mCRC (Phase 2).

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

Data presented on September 12, 2022 provided an update of the ongoing TROV-054 phase 1b/2 single arm clinical trial in KRAS-mutated metastatic colorectal cancer:

•Objective response rate ("ORR") across all evaluable patients was 35%, with 17 of 48 evaluable patients achieving an objective response. Responses have been observed across multiple KRAS variants;

•Median duration of response ("mDoR") across all evaluable patients was 11.7 months (95% confidence interval ("CI"): 8.9 – not reached);

•Median progression free survival ("mPFS") across all evaluable patients was 9.3 months (95% CI: 7.6 – 13.5). Historical control trials of different drug combinations, including the standard-of-care ("SOC") of FOLFIRI with bevacizumab, in similar patient populations have shown ORR and mPFS of 5 – 13% and ~4.5 – 5.7 months, respectively.

•A subgroup analysis of patients who were bevacizumab naïve vs patients who had received prior bevacizumab in 1st line therapy showed that patients who were bevacizumab naïve (n=13) had an ORR of 69% and mPFS of 13.5 months , which is well above historical controls. In contrast, patients previously treated with bevacizumab (n=35) had an ORR of 23% and mPFS of 7.8 months.

Phase 2 Randomized Clinical Trial in KRAS-mutated mCRC (the ONSEMBLE trial)

The ONSEMBLE trial (CRDF-003), is a Phase 2 open-label, randomized multi-center clinical trial of onvansertib in combination with standard of care FOLFIRI and bevacizumab (Avastin®) for the second line treatment of patients with KRAS-mutated mCRC, which will be conducted at approximately 40 clinical trial sites across the U.S.

The primary objective of the ONSEMBLE trial is to evaluate onvansertib’s safety and efficacy in combination with the standard-of-care FOLFIRI/bevacizumab regimen in patients with second-line KRAS/NRAS-mutated mCRC. The trial is expected to enroll approximately 150 patients who will be randomized 1:1:1 to receive standard-of-care alone, standard-of-care plus 20 mg onvansertib, or standard-of-care plus 30 mg onvansertib, with onvansertib administered on days 1-5 and 15-19 of 28-day treatment cycles.

The primary endpoint of the trial is objective response rate. Progression-free survival and duration of response will be key secondary endpoints. Activation of the trial is expected in Q4 2022, with topline data anticipated in 2H 2024.

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

Preliminary data presented on September 12, 2022 provided an update of the ongoing CRDF-001 phase 2 open label clinical trial in mPDAC:

•Preliminary data from 5 evaluable patients showed 1 patient achieving an initial partial response (PR) and 3 patients achieving stable disease (SD);

•The 4 patients achieving SD or PR remain on study; the fifth evaluable patient discontinued treatment due to disease progression and an additional 3 patients remain on study awaiting their first post-baseline scan;

•Additional data is anticipated in mid 2023.

Phase 1b/2 Investigator-Initiated Clinical Trial in TNBC

A single-arm, Phase 1b/2 trial of onvansertib in combination with paclitaxel in patients with unresectable locally advanced or metastatic TNBC is open for enrollment at Dana Farber Cancer Institute ("DFCI"). In Phase 1b, approximately 14-16 patients will be treated with different doses of onvansertib in combination with a fixed dose of paclitaxel to determine the maximum tolerated dose and RP2D of onvansertib. In Phase 2, approximately 34 patients will be treated with the selected onvansertib RP2D in combination with paclitaxel.

The primary endpoint of Phase 2 of the trial is ORR, with PFS included as a secondary endpoint. Preliminary data from the trial are expected in Q4 2023 or Q1 2024. For more information, please visit NCT05383196 at www.clinicialtrials.gov.

Phase 2 Investigator-Initiated Clinical Trial in SCLC

A single-arm, two-stage, Phase 2 trial of onvansertib monotherapy in patients with relapsed SCLC is open for enrollment at the University of Pittsburgh Medical Center ("UPMC"). The trial is designed to enroll 15 patients in Stage 1, with the study proceeding to Stage 2 if 2 or more Stage 1 patients achieve an objective response. Stage 2 is designed to enroll an additional 20 patients. The primary endpoint of the trial is ORR, while key secondary endpoints include PFS and overall survival. Preliminary data from the trial are expected in mid 2023. For more information, please visit NCT05450965.

Critical Accounting Policies

Our accounting policies are described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of our Annual Report on Form 10-K as of and for the year ended December 31, 2021, filed with the SEC on February 24, 2022. There have been no changes to our critical accounting policies since December 31, 2021.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 and 2021

Revenues

Total revenues were $93,000 for the three months ended September 30, 2022, as compared to $86,000 for the prior period. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended September 30,
(in thousands)	2022	2021	Increase (Decrease)
Salaries and staff costs	$1,000	$521	$479
Stock-based compensation	286	174	112
Clinical trials, outside services, and lab supplies	4,279	3,104	1,175
Facilities and other	444	355	89
Total research and development	$6,009	$4,154	$1,855

Research and development expenses increased by $1.9 million for the three months ended September 30, 2022, compared to the same period in 2021. The overall increase in expenses was primarily related to chemistry, manufacturing, and controls ("CMC") and clinical pharmacology for studies to support the development of our lead drug candidate, onvansertib. Salaries and staff costs increased primarily due to additional hires in senior management and our clinical operations team (research and development average headcount grew by 73% over the comparative period).

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended September 30,
(in thousands)	2022	2021	Increase (Decrease)
Salaries and staff costs	$808	$671	$137
Stock-based compensation	751	766	(15)
Outside services and professional fees	840	914	(74)
Facilities and other	678	579	99
Total selling, general and administrative	$3,077	$2,930	$147

Selling, general and administrative expenses increased by $0.1 million for the three months ended September 30, 2022, compared to the same period in 2021. Salaries and staff costs increased due to merit increases and higher headcount (average headcount grew by 27% over the comparative period). Facilities and other costs increased due to higher insurance costs and the amending of our operating lease. The decrease in outside services and professional fees was due to recruiting fees incurred for the recruitment of officers and directors in the prior period.

Net Loss

Net loss and per share amounts were as follows:

	Three Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	Increase (Decrease)
Net loss	$(8,571)	$(6,913)	$1,658
Preferred stock dividend	(6)	(6)	—
Net loss attributable to common shareholders	$(8,577)	$(6,919)	$1,658

Net loss per common share — basic and diluted	$(0.20)	$(0.17)	$0.03

Weighted average shares outstanding — basic and diluted	43,333	39,552	3,781

The $1.7 million increase in net loss attributable to common shareholders was primarily the result of an increase of operating expenses for the three months ended September 30, 2022, compared to the same period in the prior year. The $0.03 increase in net loss per share was impacted by the increase in basic weighted average shares outstanding resulting primarily from the issuance of approximately 3.8 million shares of common stock and common stock equivalents from October 1, 2021 through September 30, 2022.

Nine Months Ended September 30, 2022 and 2021

Revenues

Total revenues were $258,000 for the nine months ended September 30, 2022, as compared to $226,000 for the prior period. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2022	2021	Increase (Decrease)
Salaries and staff costs	$3,131	$1,095	$2,036
Stock-based compensation	746	286	460
Clinical trials, outside services, and lab supplies	15,699	9,510	6,189
Facilities and other	1,089	661	428
Total research and development	$20,665	$11,552	$9,113

Research and development expenses increased by $9.1 million for the nine months ended September 30, 2022, compared to the same period in 2021. The overall increase in expenses was primarily related to CMC and clinical pharmacology for studies to support the development of our lead drug candidate, onvansertib. Salaries and staff costs increased primarily due to additional hires in senior management and our clinical operations team (research and development average headcount grew by 108% over the comparative period). The increase in stock-based compensation is primarily due to additional stock option grants to employees granted subsequent to the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2022	2021	Increase (Decrease)
Salaries and staff costs	$2,460	$1,752	$708
Stock-based compensation	2,498	1,958	540
Outside services and professional fees	3,119	2,799	320
Facilities and other	2,026	1,494	532
Total selling, general and administrative	$10,103	$8,003	$2,100

Selling, general and administrative expenses increased by $2.1 million for the nine months ended September 30, 2022, compared to the same period in 2021. Salaries and staff costs increased due to merit increases and higher headcount (average headcount grew by 37% over the comparative period). The increase in stock-based compensation is primarily due to additional stock option grants to employees granted subsequent to the prior period. Facilities and other costs increased due to higher insurance costs and the amending of our operating lease.

Net Loss

Net loss and per share amounts were as follows:

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	Increase (Decrease)
Net loss	$(30,007)	$(18,849)	$11,158
Preferred stock dividend	(18)	(18)	—
Net loss attributable to common shareholders	$(30,025)	$(18,867)	$11,158

Net loss per common share — basic and diluted	$(0.69)	$(0.49)	$0.20

Weighted average shares outstanding — basic and diluted	43,291	38,501	4,790

The $11.2 million increase in net loss attributable to common shareholders was primarily the result of an increase in operating expenses for the nine months ended September 30, 2022, compared to the same period in the prior year. The $0.20 increase in basic net loss per share was impacted by the increased net loss attributable to common shareholders and the increase in weighted average shares outstanding resulting primarily from the issuance of approximately 3.8 million shares of common stock from October 1, 2021 through September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 2022, was $24.4 million, compared to $15.7 million for the nine months ended September 30, 2021. Our use of cash was primarily a result of the net loss of $30.0 million for the nine months ended September 30, 2022, adjusted for non-cash items related to stock-based compensation of $3.2 million, amortization of premiums on short-term investments of $0.7 million, and release of clinical trial funding commitment of $0.1 million. The net change in our operating assets and liabilities was $1.4 million increasing cash used in operations. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Net cash provided by investing activities was $31.1 million primarily related to sales and maturities in excess of purchases of marketable securities, offset by purchases of capital equipment during the nine months ended September 30, 2022, compared to net cash used in investing activities of $122.7 million for net purchases of marketable securities during the same period in 2021.

Net cash provided in financing activities was $75,000 from the exercise of stock options during the nine months ended September 30, 2022, compared to $20.5 million of proceeds from the sale of common stock and proceeds from warrant exercises for the same period in 2021.

As of September 30, 2022, and December 31, 2021, we had working capital of $111.5 million and $139.6 million, respectively.

We have incurred net losses since our inception and have negative operating cash flows. As of September 30, 2022, we had $114.3 million in cash, cash equivalents and short-term investments and we believe we have sufficient cash to meet our funding requirements for at least the next 12 months following the issuance date of this Quarterly Report on Form 10-Q. Based on our current projections we expect that our capital resources are sufficient to fund our operations into 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIFF ONCOLOGY, INC.

November 3, 2022	By:	/s/ Mark Erlander
Mark Erlander
Chief Executive Officer

CARDIFF ONCOLOGY, INC.

November 3, 2022	By:	/s/ James Levine
James Levine
Chief Financial Officer