Form 10-K
period 2022-12-31
Cardiff Oncology, Inc.
filed 2023-03-02
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $2.20 per share, which was the last sale price of the common stock as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $93,819,519.
As of February 23, 2023, 44,677,169 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant's proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14 A in connection with the registrant's 2023 Annual Meeting of Stockholders (the "Proxy Statement"), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

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

Risks Related to Our Business

•We will need to raise substantial additional capital to develop and commercialize, our product candidate, onvansertib, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.

•Our product candidate is in the early stages of clinical development and its commercial viability remains subject to current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidate, our business will be materially harmed.

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

•If we materially breach or default under the Nerviano Licensing Agreement, Nerviano will have the right to terminate the agreement and we could lose critical license rights, which would materially harm our business.

•Our common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

PART I

ITEM 1. BUSINESS

We are a clinical-stage biotechnology company leveraging PLK1 inhibition, a well-validated oncology drug target, to develop novel therapies across a range of cancers with the greatest unmet medical need. Our goal is to target tumor vulnerabilities with treatment combinations of onvansertib, our oral and highly selective PLK1 inhibitor, and standard of care ("SoC") therapeutics. We are focusing our clinical program in indications such as KRAS/NRAS-mutated metastatic colorectal cancer ("mCRC") and metastatic pancreatic ductal adenocarcinoma ("mPDAC"), as well as in investigator-initiated trials in triple negative breast cancer ("TNBC") and small cell lung cancer ("SCLC"). Our clinical development programs incorporate tumor genomics and biomarker assays to refine assessment of patient response to treatment.

Our Lead Drug Candidate, Onvansertib

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

In vitro studies have shown synergistic effects when onvansertib was administered in combination with different cytotoxic agents including microtubule-targeting agents, topoisomerase 1 inhibitors, antimetabolites, alkylating agents, proteasome inhibitors, kinase inhibitors, PARP inhibitors, BCL-2 inhibitors, and androgen biosynthesis inhibitors.

In addition, in vivo combination studies have confirmed the positive results obtained in vitro and synergistic effects have been observed in xenograft models of onvansertib in combination with irinotecan, 5-fluorouracil ("5-FU"), abiraterone, PARP inhibitors, venetoclax, and paclitaxel, while additive effects in combination with cytarabine or bevacizumab have been demonstrated. Combining onvansertib with standard of care cancer agents provides opportunities for synergy with many cancer therapies.

There are five ongoing clinical trials of onvansertib: two trials (TROV-054 and ONSEMBLE) in second line treatment in patients with KRAS-mutated Metastatic Colorectal Cancer ("mCRC"), one trial in second line treatment in patients with Metastatic Pancreatic Ductal Adenocarcinoma ("mPDAC"), and two investigator-initiated trials in patients with unresectable locally advanced or metastatic Triple Negative Breast Cancer ("TNBC") and relapsed Small Cell Lung Cancer ("SCLC").

Phase 1b/2 Clinical Trial in KRAS-mutated mCRC

TROV-054 is a Phase 1b/2 open-label multi-center clinical trial of onvansertib in combination with standard of care FOLFIRI and bevacizumab for the second line treatment of patients with KRAS-mutated mCRC, which is being conducted at seven clinical trial sites across the U.S. - USC Norris Comprehensive Cancer Center, The Mayo Clinic Cancer Centers (Arizona, Minnesota, and Florida), Kansas University Medical Center, Inova Schar Cancer Institute and CARTI Cancer Center. This trial completed enrollment in October 2022.

The primary objectives of this trial are to evaluate the Dose-Limiting Toxicities ("DLTs"), maximum tolerated dose ("MTD") and recommended Phase 2 dose ("RP2D") of onvansertib in combination with FOLFIRI and bevacizumab (Phase 1b) and to continue to assess the safety and preliminary efficacy of onvansertib in combination with FOLFIRI and bevacizumab patients with KRAS-mutated mCRC (Phase 2).

The scientific rationale for this clinical trial is based on the two key principles of synthetic lethality and synergy, with the objective of demonstrating a proof-of-concept of clinical benefit within this phase 1b/2 trial. Synthetic lethality refers to a critical vulnerability to tumor cell death by way of PLK1 inhibition within CRC tumor cells harboring KRAS mutations versus KRAS wild-type isogenic cells. Synergy occurs when the combination of multiple drugs results in an unexpected greater activity than an expected additive effect of the individual drugs. Onvansertib in combination with two DNA-damaging agents, irinotecan and 5-FU (two components of FOLFIRI), demonstrated synergy in colorectal cancer cell lines and both combinations have demonstrated significantly greater tumor growth inhibition than either drug alone in CRC in vivo models. We believe this synergy occurs because PLK1 can promote the repair of DNA damage caused by chemotherapeutic agents and by inhibiting PLK1, onvansertib leaves damaged tumor cells unable to repair DNA damage from chemotherapy and then replicate. For more information, please visit NCT03829410 at www.clinicialtrials.gov.

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

•Median progression free survival ("mPFS") across all evaluable patients was 9.3 months (95% CI: 7.6 – 13.5). Historical control trials of different drug combinations, including the standard of care ("SOC") of FOLFIRI with bevacizumab, in similar patient populations have shown ORR and mPFS of 5 – 13% and ~4.5 – 5.7 months, respectively.

•A subgroup analysis of patients who were bevacizumab naïve when they entered 2nd line therapy vs patients who had received prior bevacizumab in 1st line therapy showed that patients who were bevacizumab naïve (n=13) had an ORR of 69% and mPFS of 13.5 months, which is well above historical controls. In contrast, patients previously treated with bevacizumab (n=35) had an ORR of 23% and mPFS of 7.8 months.

Phase 2 Randomized Clinical Trial in KRAS-mutated mCRC (the ONSEMBLE trial)

The ONSEMBLE trial (CRDF-003), is a Phase 2 open-label, randomized multi-center clinical trial of onvansertib in combination with standard of care FOLFIRI and bevacizumab for the second line treatment of patients with KRAS/NRAS-mutated mCRC. The trial is currently open for enrollment and will be conducted at approximately 40 clinical trial sites across the U.S.

The primary objective of the ONSEMBLE trial is to evaluate onvansertib’s safety and efficacy in combination with the standard-of-care FOLFIRI/bevacizumab regimen in patients with second-line KRAS/NRAS-mutated mCRC. The trial is expected to enroll approximately 150 patients who will be randomized 1:1:1 to receive standard of care alone, standard of care plus 20 mg onvansertib, or standard of care plus 30 mg onvansertib, with onvansertib administered on days 1-5 and 15-19 of 28-day treatment cycles.

The primary endpoint of the trial is objective response rate. Progression-free survival and duration of response will be key secondary endpoints. The trial was activated during Q4 2022, with topline data anticipated in 2H 2024. For more information, please visit NCT05593328 at www.clinicialtrials.gov.

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

The objective of this trial is to assess the safety and preliminary efficacy of onvansertib in combination with nanoliposomal irinotecan (Onyvide®), 5-FU and leucovorin as a second-line treatment in patients with mPDAC who have failed 1st line gemcitabine-based therapy. The trial is expected to enroll approximately 45 patients. For more information, please visit NCT04752696 at www.clinicialtrials.gov.

Preliminary data presented on September 12, 2022 provided an update of the ongoing CRDF-001 phase 2 open label clinical trial in mPDAC:

•Preliminary data from 5 evaluable patients showed 1 patient achieving an initial partial response ("PR") and 3 patients achieving stable disease ("SD");

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

Phase 2 Investigator-Initiated Clinical Trial in SCLC

A single-arm, two-stage, Phase 2 trial of onvansertib monotherapy in patients with relapsed SCLC is open for enrollment at the University of Pittsburgh Medical Center ("UPMC"). The trial is designed to enroll 15 patients in Stage 1, with the study proceeding to Stage 2 if 2 or more Stage 1 patients achieve an objective response. Stage 2 is designed to enroll an additional 20 patients. The primary endpoint of the trial is ORR, while key secondary endpoints include PFS and overall survival. Preliminary data from the trial are expected in mid-2023. For more information, please visit NCT05450965 at www.clinicialtrials.gov.
Identifying Biomarkers that Predict Patient Benefit

Our laboratory in San Diego, California, enables us to optimize drug development and patient care. In the clinical development of our lead drug candidate, onvansertib, correlative biomarker analyses are being used to help inform decisions in the evaluation of dose-response and optimal regimen for desired pharmacologic effect and safety. Additionally, some biomarkers can be used as a surrogate endpoint for efficacy and/or toxicity, as well as identifying certain patient populations that are more likely to respond to the drug therapy.

In our ongoing clinical trial in KRAS-mutated mCRC, we are quantitatively assessing changes in the KRAS mutational burden with a blood test based on ctDNA. In TROV-054, our phase 1b/2 single arm clinical trial in KRAS-mutated metastatic colorectal cancer, decreases in KRAS Mutant Allelic Frequency ("MAF") in ctDNA after the first cycle of treatment were highly predictive of subsequent radiographic response observed as tumor shrinkage.

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

The Market

Metastatic Colorectal Cancer

Colorectal Cancer ("CRC") is a common cause of cancer death in the US. The American Cancer Society's estimates for the number of CRC diagnoses expected in the US in 2023 are 106,970 new cases of colon cancer and 46,050 new cases of rectal cancer, with an estimated 52,550 deaths predicted during 2023. Cancer‑specific mortality of CRC is predominantly due to metastatic disease. Despite significant progress in the treatment of mCRC, the majority of patients with mCRC succumb to the disease. RAS mutations in the CRC population are common, with greater than 50% of tumors from CRC patients harboring a RAS mutation (43% KRAS, 9% NRAS).

The efficacy of second-line therapy in terms of response and survival prolongation remains limited. Therefore, improving the treatment options and effectiveness of treatment is critical to changing the outcomes for the KRAS-mutated patient population.

Additional Cancer Indications

We and certain investigators are currently conducting signal-finding clinical trials to explore the treatment opportunity for onvansertib in mPDAC, SCLC and TNBC.

Collaborative Relationship

Pfizer Breakthrough Growth Initiative

In November 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Pfizer Inc., as part of the Pfizer Breakthrough Growth Initiative, pursuant to which Pfizer purchased 2.4 million shares of our common stock at a purchase price per share of $6.22 for gross proceeds of approximately $15.0 million. In connection with the stock purchase, we and Pfizer entered into an Information Rights Agreement pursuant to which Adam Schayowitz, Ph.D., MBA, Vice President & Medicine Team Group Lead for Breast Cancer, Colorectal Cancer and Melanoma at Pfizer will join our Scientific Advisory Board, and until May 17, 2024 we agreed to provide Pfizer with rights of first access to any pre-clinical or final clinical data and results generated as part of the onvansertib development program at least two business days prior to us providing such data to a third party.

Intellectual Property

We consider the protection of our proprietary technologies and products, as well as our ability to maintain patent protection that covers the composition of matter of our product candidates, their methods of use, and other related technologies and inventions, to be a critical element in the success of our business. As of December 31, 2022, our owned and licensed intellectual property included 52 issued patents and 37 pending patent applications in the U.S. and abroad, some of which are related to our legacy patent portfolio. The pending patent applications include multiple international patent applications filed under the Patent Cooperation Treaty that may be used as the basis for multiple additional patent applications worldwide.

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

Our owned intellectual property includes eighteen patent families related to onvansertib. These families include patent applications directed to treating cancer using PLK1 inhibitors and determining efficacy of the treatment, treating benign prostatic hyperplasia using onvansertib, treating prostate cancer using PLK1 inhibitors, determining or predicting efficacies or responsiveness of PLK1 inhibitor treatments based on biomarkers, and treating cancers with combination therapies of PLK1 inhibitors (including combination therapies of PLK1 inhibitors with B-cell lymphoma 2 inhibitors or poly ADP ribose polymerase inhibitors). Any patents issued in these families will expire between 2039 and 2043. One of the patent families includes patent applications directed to selecting and treating cancers with combination therapies of PLK1 inhibitors. MIT and we co-own this family. On November 17, 2021, we amended the Exclusive Patent License Agreement with MIT to include this patent family.

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

In addition to patent protection, we also rely on know-how, trade secrets and the careful monitoring of proprietary information, all of which can be difficult to protect. We seek to protect some of our proprietary technologies and processes by entering into confidentiality agreements with our employees, consultants, and contractors. These agreements may be breached, we may not have adequate remedies for any breach and our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that intellectual property owned by others is used by our employees, consultants or contractors, disputes may arise as to the rights in related or resulting know-how and inventions.

Manufacturing and Distribution

We currently rely on third-party manufacturers and distributors to supply and distribute onvansertib used in our clinical studies and nonclinical development programs.

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

Phase 2 usually involves trials in a limited patient population, to determine the effectiveness of the investigational drug for a particular indication or indications, dosage tolerance and optimum dosage, and identify common adverse effects and safety risks. In the case of product candidates for severe or life-threatening diseases such as cancer, the initial human testing is often conducted in patients rather than in healthy volunteers.

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

An approval letter authorizes commercial marketing of the drug product with specific prescribing information for specific indications. As a condition of approval of the marketing application, the FDA may require substantial post-approval testing and surveillance to monitor the drug product’s safety or efficacy and may impose other conditions, including labeling restrictions, which can materially affect the product’s potential market and profitability. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, or problems are identified following initial marketing.

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

Adverse event reporting and submission of periodic reports is required following FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control as well as product manufacturing, packaging, and labeling procedures must continue to conform to CGMPs after approval. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA during which the agency inspects manufacturing facilities to assess compliance with CGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with CGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

Regulation in the European Union

Biologics are also subject to extensive regulation outside of the United States. In the European Union, for example, there is a centralized approval procedure that authorizes marketing of a product in all countries of the European Union, which includes most major countries in Europe. If this procedure is not used, approval in one country of the European Union can be used to obtain approval in another country of the European Union under two simplified application processes, the mutual recognition procedure, or the decentralized procedure, both of which rely on the principle of mutual recognition. After receiving regulatory approval through any of the European registration procedures, pricing and reimbursement approvals are also required in most countries.

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

Competition

Onvansertib is not the first PLK inhibitor that has entered clinical development; however, we believe it currently is the only oral PLK1 inhibitor in active clinical development that delivers highly selective PLK1 inhibition. Onvansertib is also synergistic in combination with numerous chemotherapies and targeted therapeutics and may enhance and/or extend response to treatment across a number of solid tumor cancers and hematologic malignancies. In five clinical trials with over 200 patients, onvansertib was shown to be well-tolerated when dosed as a single agent or in combination with other therapies.

The PLK inhibitor that reached the latest stage of clinical development (Phase 3), is volasertib, a pan-PLK inhibitor developed by Boehringer Ingelheim. Boehringer Ingelheim was developing volasertib plus LDAC for the treatment of AML which did not meet the primary endpoint of ORR (EHA 2016). The data showed an unfavorable overall survival trend with the safety profile of volasertib plus LDAC considered as the main reason. Volasertib's safety profile may have resulted from the fact that its inhibition of PLK1 is not highly selective and it also inhibits PLK2 and PLK3. By contrast, onvansertib is able to deliver much more selective inhibition of PLK1 than volasertib. Onvansertib also has a half-life of 24 hours vs. volasertib's 135 hours and it is orally administered.

One additional PLK1 inhibitor in early-stage clinical development is plogosertib, which is being developed by Cyclacel. Plogosertib has primary selectivity for PLK1 and secondary selectivity for PLK2 and PLK3.

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

As of February 23, 2023, we had a total of 26 employees, 25 of whom were full-time. Based on self-identification data 50% of our employees identify as women and 38% of our employees identify as a racial or ethnic minority. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

We are a clinical stage company and have incurred losses since our formation. As of December 31, 2022, we have an accumulated total deficit of approximately $298.1 million. For the fiscal years ended December 31, 2022 and 2021, we had a net loss attributable to common stockholders of approximately $38.7 million and $28.3 million, respectively. To date, we have experienced negative cash flow from development of our product candidate, onvansertib. We have generated limited revenue from operations, and we expect to incur substantial net losses for the foreseeable future as we seek to further develop and commercialize onvansertib. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from onvansertib or attain profitability, we will not be able to sustain operations.

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

As of December 31, 2022, our cash, cash equivalents and short-term investments balance was approximately $105.3 million and our working capital was approximately $103.5 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidate. We have historically relied upon private and public sales of our equity, as well as debt financings to fund our operations. In order to raise additional capital, we may seek to sell additional equity and/or debt securities or obtain a credit facility or other loan, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidate, restrict our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital at acceptable terms would result in a material and adverse impact on our operations.

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

The FDA’s review and approval process, including among other things, evaluation of preclinical studies and clinical trials of a product candidate as well as the manufacturing process and facility, is lengthy, expensive and uncertain. To receive approval, we must, among other things, demonstrate with substantial evidence from well-designed and well-controlled pre-clinical testing and clinical trials that the product candidate is both safe and effective for each indication for which approval is sought. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we will submit an NDA for approval for our product candidate currently under development. Any approvals we may obtain may not cover all of the clinical indications for which we are seeking approval or may contain significant limitations on the conditions of use.

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

While we will oversee compliance by our contract manufacturers, ultimately, we will not have control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of our product candidate is compromised due to a manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of onvansertib or other product candidates, entail higher costs or result in us being unable to effectively commercialize our product candidates. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis and at commercially reasonable prices, we may be unable to meet demand for any approved products and would lose potential revenues.

We may not be able to manufacture our product candidate in commercial quantities, which would prevent us from commercializing our product candidate.

To date, our product candidate has been manufactured in small quantities for preclinical studies and clinical trials. If our product candidate is approved by the FDA or comparable regulatory authorities in other countries for commercial sale, we will need to manufacture such product candidate in larger quantities. We may not be able to increase successfully the manufacturing capacity for our product candidate in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to increase successfully the manufacturing capacity for a product candidate, the clinical trials as well as the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in supply. Our product candidate requires precise, high-quality manufacturing. Our failure to achieve and maintain these high-quality manufacturing standards in collaboration with our third-party manufacturers, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could harm our business, financial condition, and results of operations.

Materials necessary to manufacture our product candidate may not be available on commercially reasonable terms, or at all, which may delay the development and commercialization of our product candidate.

We rely on third party manufacturers to purchase from third-party suppliers the materials necessary to produce bulk APIs, and product candidates for our clinical trials, and we will rely on such manufacturers and any additional similar manufacturers to purchase such materials to produce the APIs and finished products for any commercial distribution of our products if we obtain marketing approval. Suppliers may not sell these materials to our manufacturers at the time they need them in order to meet our required delivery schedule or on commercially reasonable terms, if at all. We do not have any control over the process or timing of the acquisition of these materials by our manufacturers. If our manufacturers are unable to obtain these materials for our clinical trials, testing of the affected product candidate would be delayed, which may significantly impact our ability to develop the product candidate. If we or our manufacturers are unable to purchase these materials after regulatory approval has been obtained for one of our products, the commercial launch of such product would be delayed or there would be a shortage in supply of such product, which would harm our ability to generate revenues from such product and achieve or sustain profitability.

Our product candidate, if approved for sale, may not gain acceptance among physicians, patients, and the medical community, thereby limiting our potential to generate revenues.

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

If we materially breach or default under the Nerviano Licensing Agreement, Nerviano will have the right to terminate the agreement and we could lose critical license rights, which would materially harm our business.

Our business is substantially dependent upon certain intellectual property rights that we license from Nerviano. Therefore, our commercial success will depend to a large extent on our ability to maintain and comply with our obligations under the Nerviano Agreement. The Nerviano Agreement provides the right to terminate for an uncured breach by us, or if we are insolvent or the subject of a bankruptcy proceeding, or potentially other reasons. We expect that other technology in-licenses that we may enter into in the future will contain similar provisions and impose similar obligations on us. If we fail to comply with any such obligations such licensor will likely terminate their out-licenses to us, in which case we would not be able to market products covered by these licenses, including our onvansertib asset. The loss of our license with Nerviano with respect to onvansertib, and potentially other licenses that we enter into in the future, would have a material adverse effect on our business. In addition, our failure to comply with obligations under other material in-licenses we may enter into may cause us to become subject to litigation or other potential disputes under any such license agreements.

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

We are a small company with 24 employees as of December 31, 2022. Future growth of our company will impose significant additional responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development of our product candidate. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

    Our corporate headquarters are located in San Diego, California, an area prone to wildfires and earthquakes. These and other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Any disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

    In addition, we rely on third-party manufacturers to manufacture API for our product candidate. Any disruption in production or inability of our manufacturers to produce or ship adequate quantities to meet our needs, whether as a result of a natural disaster or other causes (such as COVID-19 pandemic), could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidate. In addition, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies in countries our manufactures are located, political unrest or unstable economic conditions in these countries. Any recall of the manufacturing lots or similar action regarding our API used in clinical trials could delay the trials or detract from the integrity of the trial data and its potential use in future regulatory filings. In addition, manufacturing interruptions or failure to comply with regulatory requirements by any of these manufacturers could significantly delay clinical development of potential products and reduce third-party or clinical researcher interest and support of proposed trials. These interruptions or failures could also impede commercialization of our product candidate and impair our competitive position.

Security threats to our information technology infrastructure and/or our physical buildings could expose us to liability and damage our reputation and business.

It is essential to our business strategy that our technology and network infrastructure and our physical buildings remain secure and are perceived by our customers and corporate partners to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks by hackers and other security threats. We may face cyber-attacks that attempt to penetrate our network security, sabotage or otherwise disable our research, products and services, misappropriate our or our partners’ and third party providers proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. Despite security measures, we also cannot guarantee security of our physical buildings. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development and other programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any product candidate could be delayed.
.

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

•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price;

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

Catastrophic events, including global pandemics such as the COVID-19 pandemic, could materially adversely impact our business, results of operations and financial condition, including our clinical trials.

Our operations, and those of our CROs, Contract Manufacturing Organizations ("CMOs"), and other contractors, consultants and third parties could be subject to pandemics (including the COVID-19 pandemic), earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could materially adversely affect our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidate. Our ability to obtain clinical supplies of our product candidate could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.

The occurrence of regional epidemics or a global pandemic, such as the COVID-19 pandemic, have had and may continue to have an adverse effect on how we and our CROs, CMOs, and other contractors, consultants and third parties are operating our businesses and our operating results. Our operations have also been and may in the future be negatively affected by a range of external factors related to the pandemic that are not within our control, including the emergence and spread of more transmissible variants. The extent to which global pandemics, such as the COVID-19 pandemic, impact our financial condition or results of operations will depend on factors such as the duration and scope of the pandemic, as well as whether there is a material impact on the businesses of our CROs, CMOs, and other contractors, consultants and third parties. To the extent that the pandemic harms our business and results of operations, many of the other risks described in this Part I, Item 1A of this report may be heightened.

Geopolitical risks associated with Russia’s invasion of Ukraine could result in increased market volatility and uncertainty, which could negatively impact our business, financial condition, and results of operations.

The uncertain nature, scope, magnitude, and duration of hostilities stemming from Russia’s military invasion of Ukraine, including the potential effects of such hostilities as well as sanctions, embargoes, asset freezes, cyber-attacks and other actions taken in response to such hostilities on the world economy and markets, have disrupted global markets and contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic and other factors that affect our business and supply chain. There can be no certainty regarding the impacts stemming from the invasion, including the imposition of additional sanctions, embargoes, asset freezes or other economic or military measures resulting from the invasion. The impact of these developments, and additional events that may occur as a result, is currently unknown and could adversely affect our business, supply chain, suppliers and third party providers. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability and cost of materials, supplies, labor, currency exchange rates and financial markets, all of which could negatively impact our business, financial condition and results of operations.

Volatile and significantly weakened global economic conditions have in the past and may in the future adversely affect our industry, business, and results of operations.

Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced significant economic and market downturns in the past, and are likely to experience additional cyclical downturns from time to time in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflation, bankruptcies, and overall uncertainty with respect to the economy. These economic conditions can arise suddenly, as did the conditions associated with the COVID-19 pandemic, and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as Russia's invasion of Ukraine, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. All of these risks and conditions could materially adversely affect our future sales and operating results.

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

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. For example, during the year ended December 31, 2022, the closing price of our common stock ranged from a low of $1.17 to a high of $7.25. These fluctuations may be due to various factors, many of which are beyond our control, including:
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
Number of Stockholders

As of February 23, 2023, we had approximately 58 stockholders of record of our common stock.

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are a clinical-stage biotechnology company, headquartered in San Diego, CA, leveraging Polo-like Kinase 1 (“PLK1”) inhibition to develop novel therapies across a range of cancers. Our lead asset is onvansertib, a PLK1 inhibitor that is being evaluated in combination with standard of care therapies in clinical programs targeting indications such as KRAS/NRAS-mutated metastatic colorectal cancer, metastatic pancreatic cancer, as well as investigator-initiated trials in triple negative breast cancer and small cell lung cancer. These programs and our broader development strategy are designed to target tumor vulnerabilities in order to overcome treatment resistance and deliver superior clinical benefit compared to the standard of care alone. Our common stock is listed on the Nasdaq Capital Market under the ticker symbol "CRDF".

Company Updates

On February 2, 2023 we announced the appointment of Fairooz Kabbinavar, M.D., FACP, as Chief Medical Officer.

On January 11, 2022 we announced the appointment of Tod Smeal, Ph.D., as Chief Scientific Officer and Charles Monahan, R.Ph., as Senior Vice President, Regulatory Affairs.

Our accumulated deficit through December 31, 2022 is $298.1 million. To date, we have generated minimal revenues and expect to incur additional losses to perform further research and development activities.

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

Critical Accounting Estimate
Our accounting policies are described in Part II, Item 8. Financial Statements—Note 2 Basis of Presentation and Summary of Significant Accounting Policies in this Annual Report on Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We believe that the following discussion represents our critical accounting estimates.

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
Results of Operations

Years Ended December 31, 2022 and 2021
Revenues
Our total revenues were $386,000 and $359,000 for the years ended December 31, 2022 and 2021, respectively. Revenues are from our annual minimum or sales-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.
Research and Development Expenses
Research and development expenses consisted of the following:

	For the years ended December 31,
(in thousands)	2022	2021	Increase/(Decrease)
Salaries and staff costs	$4,031	$1,745	$2,286
Stock-based compensation	1,035	491	544
Clinical trials, outside services, and lab supplies	20,556	14,174	6,382
Facilities and Other	1,485	966	519
Total research and development expenses	$27,107	$17,376	$9,731

Research and development expenses increased by $9.7 million to $27.1 million for the year ended December 31, 2022 from $17.4 million for the year ended December 31, 2021. The overall increase in expenses was primarily related to CMC, clinical pharmacology and for studies to support the development of our lead drug candidate, onvansertib. Salaries and staff costs increased primarily due to additional hires in senior management and our clinical operations team (research and development average headcount grew by 93% over the comparative period). The increase in stock-based compensation is primarily due to additional stock option grants to employees granted subsequent to the prior period.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consisted of the following:

	For the years ended December 31,
(in thousands)	2022	2021	Increase/(Decrease)
Salaries and staff costs	$3,134	$2,491	$643
Stock-based compensation	3,221	2,743	478
Outside services and professional fees	4,192	4,439	(247)
Facilities and other	2,634	2,165	469
Total selling, general and administrative	$13,181	$11,838	$1,343

Selling, general and administrative expenses increased by $1.3 million to $13.2 million for the year ended December 31, 2022, from $11.8 million for the year ended December 31, 2021. Salaries and staff costs increased due to merit increases and higher headcount (average headcount grew by 30% over the comparative period). The increase in stock-based compensation is primarily due to additional stock option grants to employees granted subsequent to the prior period. Facilities and other costs increased due to higher insurance costs and the amending of our operating lease. The decrease in outside services is primarily related to strategic valuation consulting related to our lead drug candidate, onvansertib performed during the prior period.
Net Loss
Net loss and per share amounts were as follows:

	For the years ended December 31,
(in thousands)	2022	2021	Increase/(Decrease)
Net loss	$(38,704)	$(28,291)	$10,413
Preferred stock dividend	(24)	(24)	—
Net loss attributable to common stockholders	$(38,728)	$(28,315)	$10,413

Net loss per common share — basic and diluted	$(0.89)	$(0.73)	$0.16

Weighted-average shares outstanding — basic and diluted	43,600	39,030	4,570
The increase of $10.4 million in net loss attributable to common shareholders was primarily the result of an increase in operating expenses for the year ended December 31, 2022 compared to the same period in the prior year. The $0.16 increase in basic and diluted net loss per share was impacted by the increase in net loss attributable to shareholders and was partially offset by the increase in weighted average shares outstanding resulting primarily from the issuance of approximately 2.7 million shares of common stock primarily from the conversion of Series E Convertible Preferred Stock during the twelve months ended December 31, 2022.

Liquidity and Capital Resources
As of December 31, 2022, we had $16.3 million in cash and cash equivalents and $88.9 million in short-term investments. Net cash used in operating activities for the year ended December 31, 2022 was $33.8 million, compared to $23.0 million for the year ended December 31, 2021. Our use of cash was primarily a result of the net loss of $38.7 million for the year ended December 31, 2022, adjusted for non-cash items mainly related to stock-based compensation of $4.3 million, and amortization of premiums on short-term investments of $0.6 million. The net change in our operating assets and liabilities was $0.4 million increasing cash used in operations. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.
Net cash provided by investing activities was $38.1 million primarily related to sales and maturities in excess of purchases of marketable securities, partially offset by purchases of capital equipment during the year ended December 31, 2022, compared to net cash used in investing activities of $131.4 million for net purchases of marketable securities during the same period in 2021.
Net cash provided by financing activities was $0.1 million from the exercise of stock options during the year ended December 31, 2022, compared to $35.5 million of proceeds from the sale of common stock and proceeds from warrant exercises for the same period in 2021.

As of December 31, 2022 and 2021, we had working capital of $103.5 million and $139.6 million, respectively. The decrease in working capital is primarily due to the net loss partially offset by the increase in cash and cash equivalents from financing activities during the year ended December 31, 2022.
We have incurred net losses since our inception and have negative operating cash flows. As of December 31, 2022, we had $105.3 million in cash, cash equivalents and short-term investments and we believe we have sufficient cash to meet our funding requirements for at least the next 12 months following the issuance date of these financial statements. Based on our current projections we expect that our capital resources are sufficient to fund our operations into 2025.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the

Securities and Exchange Commission’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
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
As of December 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2023 (the “2023 Proxy Statement”), under the heading “Election of Directors.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement under the headings “Family Relationships and other Arrangements.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference from the information contained in the 2023 Proxy Statement under the heading “Proposal 2: Ratification of the Appointment of Our Independent Registered Public Accounting Firm for Fiscal Year Ending December 31, 2023.”

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
(a)(1) Financial Statements
The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12G filed on November 25, 2011).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on March 20, 2012).
3.3	By-Laws of Trovagene, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G filed on November 25, 2011).
3.4	Certificate of Amendment of Amended and Restated Certificate of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 1, 2018).
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 12, 2018).
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 29, 2019).
3.7	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 31, 2019).
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 20, 2019).
3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 6, 2020).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 13, 2020).
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).
4.1	Form of Common Stock Certificate of Trovagene, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12G filed on November 25, 2011).
4.2+	2004 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 19, 2004)
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 1, 2014).
4.4+	Trovagene, Inc. 2014 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on July 23, 2014).
4.5	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 26, 2016).
4.6	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 12, 2018).
4.7	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.16 to Form 10-K filed on February 27, 2020).
4.8+	Cardiff Oncology, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2021).
10.1	Summary of Terms of Lease Agreement dated as of October 28, 2009 between Trovagene, Inc. and BMR-Sorrento West LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12G/A filed on February 15, 2012).

10.2	Form of First Amendment to Standard Industrial Net Lease dated September 28, 2011 between Trovagene, Inc. and BMR-Sorrento West LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-12G/A filed on February 15, 2012).
10.3	Form of Second Amendment to Standard Industrial Net Lease dated October 2011 between Trovagene, Inc. and BMR-Sorrento West LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-12G/A filed on February 15, 2012).
10.4	Form of Third Amendment to Standard Industrial Net Lease dated October 22, 2012 between Trovagene, Inc. and BMR-Sorrento West, LP. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 12, 2015).
10.5	Form of Fourth Amendment to Standard Industrial Net Lease dated December 2, 2013 between Trovagene, Inc. and BMR-Coast 9 LP. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 12, 2015).
10.6	Form of Fifth Amendment to Standard Industrial Net Lease dated May 14, 2014 between Trovagene, Inc. and BMR-Coast 9 LP. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 12, 2015).
10.7	Sixth Amendment to Standard Industrial Net Lease dated June 11, 2015 between Trovagene, Inc. and BMR-Coast 9 LP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015).
10.8+	Form of Indemnification Agreement to be entered into between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2015).
10.9+	Amended and Restated Employment Agreement, dated February 22, 2021, by and between the Company and Mark Erlander (incorporated by reference to Exhibit 10.9 to Form 10-K filed on February 25, 2021).
10.10	Form of Seventh Amendment to Standard Industrial Net Lease dated April 4, 2016 between Trovagene, Inc. and BMR-Coast 9 LP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016).
10.11*	License Agreement dated as of March 13, 2017 between Nerviano Medical Sciences S.r.l. and Trovagene, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 15, 2017).
10.12	Stock and Warrant Subscription Agreement entered into as of May 8, 2020 by and between Cardiff Oncology, Inc. and POC Capital, LLC. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2020).
10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 13, 2020).
10.14	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 19, 2020).
10.15	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 16, 2020).
10.16+	Employment Agreement, dated February 22, 2021 by and between the Company and Vicki Kelemen (incorporated by reference to Exhibit 10.16 to Form 10-K filed on February 25, 2021).
10.17+	Employment Agreement, dated July 12, 2021 by and between James Levine and Cardiff Oncology, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 12,2021).
10.18	Securities Purchase Agreement, dated November 17, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 18, 2021).
10.19+	Employment Agreement, dated January 30, 2023 by and between Dr. Fairooz Kabbinavar and Cardiff Oncology, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 2,2023).
23.1	Consent of BDO USA, LLP.
24	Power of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	XBRL Taxonomy Extension Labels Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

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

CARDIFF ONCOLOGY, INC.

/s/ Mark Erlander
3/2/2023	Chief Executive Officer (Principal Executive Officer)

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

SIGNATURE	TITLE	DATE

/s/ Mark Erlander	Chief Executive Officer	3/2/2023
Mark Erlander	(Principal Executive Officer)

/s/ James Levine	Chief Financial Officer	3/2/2023
James Levine	(Principal Financial and Accounting Officer)

/s/ Rodney S. Markin	Chairman of the Board and Director	3/2/2023
Rodney S. Markin

/s/ James O. Armitage	Director	3/2/2023
James O. Armitage

/s/ Mani Mohindru	Director	3/2/2023
Mani Mohindru

/s/ Gary W. Pace	Director	3/2/2023
Gary W. Pace

/s/ Renee Tannenbaum	Director	3/2/2023
Renee Tannenbaum

/s/ Lâle White	Director	3/2/2023
Lâle White

CARDIFF ONCOLOGY, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cardiff Oncology, Inc.
San Diego, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cardiff Oncology, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Accrued clinical trial expenses

As disclosed in Note 2 to the financial statements, the Company expenses research and development expenditures as incurred, which include costs relating to clinical trial activities. The Company accrues costs for clinical trial activities based upon estimates of the services performed and costs incurred that have not been invoiced by the service providers. The Company’s clinical trial accrual balance at December 31, 2022 is $2.3 million, and the Company’s related 2022 clinical trial expenses are included in research and development expense of $27.1 million for the year ended December 31, 2022.

We identified accrued clinical trial expenses as a critical audit matter. When estimating clinical trial expenses, the Company considers several factors including clinical trial budgets, contract amendments and the progress toward completion. These factors are our principal considerations due to the level of management estimation involved. Auditing these elements involves especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address the critical audit matter included:

•Testing management’s estimation of accrued clinical trial expenses by (i) obtaining and inspecting significant agreements, clinical trial budgets, and contract amendments, (ii) evaluating the Company’s documentation of trial progress and status (including consideration of patient enrollment and milestones achieved), (iii) confirming clinical trial expenses incurred, cash paid by the Company, and any unbilled amounts directly with third party service providers, and (iv) agreeing clinical trial accruals to the terms within the clinical trial agreements, budgets, and amendments.

•Testing the completeness of the Company’s clinical trial accruals by (i) inspecting board of directors’ minutes to identify clinical trials, (ii) evaluating publicly available information (such as press releases, investor presentations and public databases that track clinical trials) which identify and discuss the status of clinical trials, (iii) inquiring of clinical staff outside of finance to gain an understanding of the status of significant on-going clinical trials, and (iv) testing a sample of payments subsequent to year end to evaluate the completeness of clinical trial accruals.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2007.

San Diego, California
March 2, 2023

Cardiff Oncology, Inc.
Balance Sheets
(in thousands, except par value)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$16,347	$11,943
Short-term investments	88,920	128,878
Accounts receivable and unbilled receivable	771	535
Prepaid expenses and other current assets	5,246	4,771
Total current assets	111,284	146,127
Property and equipment, net	1,269	382
Operating lease right-of-use assets	2,251	2,796
Other assets	1,387	239
Total Assets	$116,191	$149,544

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,956	$1,439
Accrued liabilities	5,177	4,527
Operating lease liabilities	675	551
Other current liabilities	—	42
Total current liabilities	7,808	6,559
Operating lease liabilities, net of current portion	2,040	2,568
Total liabilities	9,848	9,127

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000 shares authorized; Series A Convertible Preferred Stock liquidation preference $1,044 and $1,020 at December 31, 2022 and December 31, 2021, respectively; (Note 5)	—	1
Common stock, $0.0001 par value, 150,000 shares authorized; 44,677 and 41,964 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	404,834	400,503
Service receivable	—	(139)
Accumulated other comprehensive loss	(395)	(142)
Accumulated deficit	(298,100)	(259,810)
Total stockholders’ equity	106,343	140,417
Total Liabilities and Stockholders’ Equity	$116,191	$149,544

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.
Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Royalty revenues	$386	$359
Costs and expenses:
Research and development	27,107	17,376
Selling, general and administrative	13,181	11,838
Total operating expenses	40,288	29,214

Loss from operations	(39,902)	(28,855)

Other income (expense), net:
Interest income, net	1,581	264
Other income (expense), net	(383)	15
Gain from changes in fair value of derivative financial instruments—warrants	—	285
Total other income, net	1,198	564

Net loss	(38,704)	(28,291)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(24)	(24)

Net loss attributable to common stockholders	$(38,728)	$(28,315)

Net loss per common share — basic and diluted	$(0.89)	$(0.73)

Weighted-average shares outstanding — basic and diluted	43,600	39,030

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.
Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(38,704)	$(28,291)
Other comprehensive loss:
Unrealized loss on securities available-for-sale	(253)	(142)
Total comprehensive loss	$(38,957)	$(28,433)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(24)	(24)

Comprehensive loss attributable to common stockholders	$(38,981)	$(28,457)

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.
Statements of Stockholders’ Equity
(in thousands)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2020	716	$1	36,781	$4	$361,819	$(2,171)	$—	$(231,495)	$128,158
Stock-based compensation	—	—	—	—	3,234	—	—	—	3,234
Issuance of common stock upon exercise of warrants	—	—	771	—	1,263	—	—	—	1,263
Sale of common stock, net of expenses(1)	—	—	4,412	—	34,187	—	—	—	34,187
Other comprehensive loss	—	—	—	—	—	—	(142)	—	(142)
Preferred stock dividend payable on Series A Convertible Preferred Stock	—	—	—	—	—	—	—	(24)	(24)
Release of clinical trial funding commitment	—	—	—	—	—	2,032	—	—	2,032
Net loss	—	—	—	—	—	—	—	(28,291)	(28,291)
Balance, December 31, 2021	716	1	41,964	4	400,503	(139)	(142)	(259,810)	140,417
Stock-based compensation	—	—	—	—	4,256	—	—	—	4,256
Issuance of common stock upon exercise of stock options	—	—	29	—	75	—	—	—	75
Issuance of common stock upon conversion of Series E Convertible Preferred Stock	(655)	(1)	2,684	—	—	—	—	—	(1)
Other comprehensive loss	—	—		—	—	—	(253)	—	(253)
Release of clinical trial funding commitment	—	—		—	—	139	—	—	139
Cumulative preferred stock dividend adjustment(2)	—	—	—	—	—	—	—	414	414
Net loss	—	—		—	—	—	—	(38,704)	(38,704)
Balance, December 31, 2022	61	$—	44,677	$4	$404,834	$—	$(395)	$(298,100)	$106,343
(1)Net of expenses of $0.8 million.
(2)See Note 2 to the financial statements.

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.
Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2022	2021
Operating activities
Net loss	$(38,704)	$(28,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	1	1
Depreciation	236	451
Stock-based compensation expense	4,256	3,234
Amortization of premiums on short-term investments	632	1,607
Change in fair value of derivative financial instruments—warrants	—	(285)
Release of clinical trial funding commitment	139	2,032
Changes in operating assets and liabilities:
Other assets	(1,148)	166
Accounts receivable and unbilled receivable	(236)	(215)
Prepaid expenses and other current assets	(443)	(2,099)
Operating lease right-of-use assets	545	607
Accounts payable and accrued expenses	1,348	719
Operating lease liabilities	(404)	(811)
Other liabilities	(42)	(156)
Net cash used in operating activities	(33,820)	(23,040)

Investing activities
Capital expenditures	(1,006)	(205)
Insurance proceeds from casualty loss	114	—
Maturities of short-term investments	76,445	28,391
Purchases of short-term investments	(91,233)	(174,385)
Sales of short-term investments	53,829	14,751
Net cash provided by (used in) investing activities	38,149	(131,448)

Financing activities
Proceeds from sale of common stock, preferred stock and warrants, net of expenses of $0 and $813 respectively	—	34,187
Proceeds from exercise of warrants	—	1,263
Proceeds from exercise of options	75	—
Net cash provided by financing activities	75	35,450
Net change in cash and cash equivalents	4,404	(119,038)
Cash and cash equivalents—Beginning of period	11,943	130,981
Cash and cash equivalents—End of period	$16,347	$11,943
Supplementary disclosure of cash flow activity:
Cash paid for taxes	$2	$1
Acquisition of property and equipment included in accounts payable and accrued liabilities	$232	$6
Supplemental disclosure of non-cash investing and financing activities:
Accretion of Series A Convertible Preferred Stock dividend	$—	$24
Cumulative preferred stock dividend adjustment(1)	$(414)	$—
(1)See Note 2 to the financial statements.

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.
Notes to Financial Statements

1. Business Overview and Liquidity
Business Organization and Overview

Cardiff Oncology, Inc. (“Cardiff Oncology” or the “Company”) headquartered in San Diego, California, is a clinical-stage biotechnology company leveraging Polo-like Kinase 1 (“PLK1”) inhibition to develop novel therapies across a range of cancers. The Company’s lead asset is onvansertib, a PLK1 inhibitor that is being evaluated in combination with standard of care therapies in clinical programs targeting indications such as KRAS/NRAS-mutated metastatic colorectal cancer, metastatic pancreatic cancer, as well as investigator-initiated trials in triple negative breast cancer and small cell lung cancer. These programs and the Company’s broader development strategy are designed to target tumor vulnerabilities in order to overcome treatment resistance and deliver superior clinical benefit compared to the standard of care alone. The Company's common stock is listed on the Nasdaq Capital Market under the ticker symbol "CRDF".
Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of December 31, 2022, the Company had $105.3 million in cash, cash equivalents and short-term investments and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

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

Segment Reporting

    Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations as, and manages its business in, one operating segment in the United States.
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

Accrued Clinical Trial Expenses

The Company expenses research and development expenditures as incurred, which include costs related to clinical trial activities. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the Clinical Research Organizations ("CROs"), investigators, professional service providers, and other vendors providing clinical trial services (collectively, the “service providers”). As of December 31, 2022 the Company’s clinical trial accrual balance of $2.3 million is included in accrued liabilities. The Company’s related 2022 clinical trial expenses are included in research and development expense of $27.1 million. Certain clinical trial expenses are released from service receivables classified within equity (see Note 5) as clinical trial services are performed.

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

Royalty and License Revenues

The Company licenses and sublicenses its patent rights to healthcare companies, medical laboratories and biotechnology partners. These patents are from the Company's legacy portfolio and unrelated to onvansertib. Agreements may involve multiple elements such as license fees, minimum royalties, usage-based royalties and milestone payments. Revenue is recognized when the criteria described above have been met as well as the following:

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
The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding the historical volatility of Cardiff Oncology’s common stock price, the remaining life of the warrants, and the risk-free interest rates at each period end. The Company thus uses model-derived valuations where inputs are observable in active markets to determine the fair value. The use of the Black-Scholes model classifies such warrants as Level 3 (See "Fair Value of Financial Instruments" below). At December 31, 2022 and 2021, the fair value of these warrants was $0, for both periods. These warrants expire in the first quarter of 2023.
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

Estimated Useful Lives
Furniture and office equipment	3 to 5 years
Leasehold improvements	4 to 6 years
Laboratory equipment	5 years

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

Revision of Previously Disclosed Amounts

During the course of preparing the Company’s financial statements as of and for the year ended December 31 2022, the Company completed an Internal Revenue Code Section 382 and 383 analysis of its historical net operating loss and tax credit carryforward amounts. As a result, a portion of the prior year net operating loss and tax credit carryforwards were determined to be limited. See Note 9 - Income Taxes, for further details.
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

Upfront and milestone payments to acquire contractual rights to licensed technology are expensed when incurred if there is uncertainty in the Company receiving future economic benefit from the acquired contractual rights. Certain contractual rights may require the Company to make additional milestone payments based on development and commercial milestones, and royalties based on sales volume. See Note 10 - Commitments and Contingencies, for further details.

These potential development milestones include: dosing of the first subject in the first Phase III Clinical Trial for the first Product or after completion of a Phase II Clinical Trial that is used as the basis for an NDA submission; and upon filing of the first NDA or equivalent for the first product
Net Loss Per Share
Basic and diluted net loss per common share is determined by dividing net loss applicable to common stockholders by the weighted-average common shares outstanding during the period. The accretion of Series A Convertible Preferred Stock dividends and deemed dividends recognized in connection with certain preferred share issuances are included in net loss attributable to common stockholders in the computation of basic and diluted earnings per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive. Shares used in calculating diluted net loss per common share exclude as anti-dilutive the following share equivalents:

	December 31,
	2022	2021
Options to purchase Common Stock	5,069,458	3,771,984
Warrants to purchase Common Stock	4,360,968	4,490,159
Series A Convertible Preferred Stock	877	877
Series E Convertible Preferred Stock	—	2,684,607
	9,431,303	10,947,627
Correction of Series A Convertible Preferred Stock cumulative dividend liability

During the fourth quarter of 2022, the Company identified an immaterial error related to the accrual of a liability for the accretion of cumulative preferred dividends on the Company's Series A Convertible Preferred Stock. These cumulative preferred dividends do not meet the definition of a liability, as they have not been declared by the Company's Board of Directors. The Company has recorded an adjustment of $0.4 million within accumulated deficit and accrued liabilities for the year ended December 31, 2022 to correct this immaterial error.

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

Recent Accounting Pronouncement Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06 ("ASU 2020-06"), Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this update are effective for the Company on January 1, 2024. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

3. Supplementary Balance Sheet Information

Short-term investments available-for-sale securities consist of the following:

	As of December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$16,101	$3	$(81)	$16,023
Corporate debt securities	44,806	8	(275)	44,539
Commercial paper	13,203	4	(20)	13,187
U.S. government agencies	2,284	4	—	2,288
U.S. treasury securities	7,905	—	(18)	7,887
Total maturity less than 1 year	84,299	19	(394)	83,924
Maturity 1 to 2 years:
Corporate debt securities	5,016	1	(21)	4,996
Total maturity 1 to 2 years	5,016	1	(21)	4,996

Total short-term investments	$89,315	$20	$(415)	$88,920

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$1,260	$—	$—	$1,260
Corporate debt securities	58,822	2	(38)	58,786
Commercial paper	14,453	4	(3)	14,454
Non U.S. government	728	—	—	728
U.S. treasury securities	20,380	—	(24)	20,356
Total maturity less than 1 year	95,643	6	(65)	95,584
Maturity 1 to 2 years:
Corporate debt securities	29,676	1	(73)	29,604
U.S. treasury securities	3,701	—	(11)	3,690
Total maturity 1 to 2 years	33,377	1	(84)	33,294

Total short-term investments	$129,020	$7	$(149)	$128,878

For the year ended December 31, 2022 the net realized loss recorded within the Company's statement of operations from the sale of short-term investments was $0.2 million. The amount of gains and losses reclassified out of other comprehensive income for the period related to the sales of short-term investments was not material for the year ended December 31, 2022.

Unrealized losses in investments available for sale debt securities at December 31, 2022, were primarily due to increases in interest rates, not due to increased credit risks associated with specific securities. It is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Investments available for sale that have been in a continuous unrealized loss position for greater than one-year consist of the following:

	As of December 31, 2022
(in thousands)	Fair Market Value	Gross Unrealized Loss
Corporate debt securities	$17,084	$(161)
U.S. treasury securities	3,666	(14)
Total short-term investments	$20,750	$(175)

Property and Equipment
Fixed assets consist of furniture and office equipment, leasehold improvements and laboratory equipment. Depreciation expense for property and equipment for the years ended December 31, 2022 and 2021 was $0.2 million and $0.5 million, respectively. Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2022	2021
Furniture and office equipment	$1,066	$955
Leasehold improvements	2,560	1,962
Laboratory equipment	1,056	906
	4,682	3,823
Less—accumulated depreciation	(3,413)	(3,441)
Property and equipment, net	$1,269	$382

Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
(in thousands)	2022	2021
Accrued compensation	$1,849	$1,435
Preferred stock dividend(1)	—	414
Clinical trials	2,333	1,639
Research agreements and services	509	726
Director fees	125	141
Patent, license and other fees	24	43
Other accrued liabilities	337	129
Total accrued liabilities	$5,177	$4,527
(1)See Note 2 to the financial statements.

4. Leases

 As a lessee, the Company’s current leases include its master facility lease and immaterial equipment leases, all of which are considered operating leases.

Master Facility Lease

During July 2021, the Company entered into an amended lease agreement to increase its occupied space, which commenced on January 1, 2022 and expires on February 28, 2027. Under the Company's prior master facility lease which expired on December 31, 2021, the Company was leasing additional suites in which it was not occupying and subleasing to third parties. The amended lease agreement retained the space that the Company was occupying, and a portion of office and lab space that was previously subleased to a third party. The remaining additional suites subleased to third parties were not included in the Company's amended sublease. The Company currently leases office and lab space in San Diego which expires on February 28, 2027. The lease currently required payments of approximately $61,000 per month with 3% annual escalation.

Facility Subleases

As a result of corporate restructurings in previous years, the Company vacated a portion of its facility and has subleased the space to third parties under three separate sublease agreements, which all expired on December 31, 2021. Prior to the expiration of the sublease agreements, the Company as a sublessor was leasing its vacated space to third parties.

The components of lease expense were as follows:

(in thousands)	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021
Operating lease cost	$754	$745
Operating sublease income	—	(403)
Net operating lease cost	$754	$342

Supplemental balance sheet information related to leases was as follows:

(in thousands)	As of December 31, 2022	As of December 31, 2021
Operating lease ROU assets	$2,251	$2,796

Current operating lease liabilities	$675	$551
Non-current operating lease liabilities	2,040	2,568
Total operating lease liabilities	$2,715	$3,119

Weighted-average remaining lease term–operating leases	4.2 years	5.2 years
Weighted-average discount rate–operating leases	7%	7%

Supplemental cash flow and other information related to leases was as follows:

(in thousands)	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid included in operating cash flows	$612	$949
ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$3,061

Total remaining annual commitments under non-cancelable operating lease agreements as of December 31, 2022, are summarized are as follows:

(in thousands)
Year Ending December 31,	Operating Leases
2023	$676
2024	754
2025	775
2026	796
Thereafter	136
Total future minimum lease payments	$3,137
Less imputed interest	(422)
Total	$2,715

5. Stockholders’ Equity
Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications, is presented below:

	Number of Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2020	5,260,992	$5.19	4.1 years
Exercised	(770,833)	$1.64
Balance outstanding, December 31, 2021	4,490,159	$5.80	3.0 years
Expired	(129,191)	$21.60
Balance outstanding, December 31, 2022	4,360,968	$5.33	2.1 years

Preferred Stock

A summary of our Company's classes of preferred stock is presented below:

			Shares issued and outstanding
Class	Par value	Shares designated	As of December 31, 2022	As of December 31, 2021
Series A Convertible Preferred Stock	$0.001	277,100	60,600	60,600
Series B Convertible Preferred Stock	$0.001	8,860	—	—
Series C Convertible Preferred Stock	$0.001	200,000	—	—
Series D Convertible Preferred Stock	$0.0001	154,670	—	—
Series E Convertible Preferred Stock	$0.001	865,824	—	655,044

Series A Convertible Preferred Stock
The material terms of the Series A Convertible Preferred Stock consist of:
1)Dividends. Holders of the Company’s Series A Convertible Preferred Stock are entitled to receive cumulative dividends at the rate per share of 4% per annum, payable quarterly on March 31, June 30, September 30 and December 31, beginning with September 30, 2005. Dividends are payable, at the Company’s sole election, in cash or shares of common stock. As of December 31, 2022 and 2021, the Company had $438,000 and $414,000, respectively in cumulative unpaid preferred stock dividends, included in the liquidation preference of the Series A Convertible Preferred Stock, and $24,000 and $24,000 of cumulative dividends were added to the liquidation preference of the Series A Convertible Preferred Stock during the years ended December 31, 2022 and 2021, respectively.
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

The components of the liquidation preference for the Series A Convertible Preferred Stock were as follows:

	As of December 31,
(in thousands)	2022	2021
Stated Value per share liquidation	$606	$606
Cumulative unpaid preferred stock dividends	438	414
Liquidation preference - Series A Convertible Preferred Stock	$1,044	$1,020

Series E Convertible Preferred Stock

On June 15, 2020 the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company agreed to offer, issue and sell to Acorn, CDK and Third Street, (i) in a registered direct offering, an aggregate of 1,984,328 shares of common stock and (ii) in a concurrent private placement, (a) an aggregate of 865,824 shares of Series E Preferred Stock (“Series E Preferred Stock”) and (b) Series N warrants to purchase up to 2,213,115 shares of Common Stock. The Series E Preferred Stock is convertible at any time determined by dividing the $10 stated value per share of the Series E Preferred Stock by a conversion price of $2.44 per share, subject to adjustment in accordance with the Certificate of Designation. The Series N Warrants will be exercisable six months following the date of issuance at an exercise price of $2.39 per share and will expire on December 16, 2025. Certain investors converted 210,780 shares of Series E Convertible Preferred stock to 863,852 shares of Common Stock during December 2020. Certain investors converted 327,535 shares of Series E Convertible Preferred stock to 1,342,357 shares of Common Stock during January 2022. Certain investors converted 327,509 shares of Series E Convertible Preferred stock to 1,342,250 shares of Common Stock during October 2022. As of December 31, 2022 no shares of Series E Convertible Preferred stock were outstanding.

In conjunction with the June 15, 2020 offering, we issued 184,426 warrants as an advisory fee. These warrants are exercisable six months following the date of issuance at an exercise price of $3.05 per share and will expire 5.5 years following the date of issuance. These warrants were classified as equity.

Sales Agreement with Jefferies LLC

During May 2021, the Company sold 2.0 million shares of its common stock under the Sales Agreement with Jefferies LLC., for gross proceeds of approximately $20.0 million.

Pfizer Breakthrough Growth Initiative

During November 2021, the Company sold 2.4 million shares of its common stock under a Securities Purchase Agreement with Pfizer Inc. ("Pfizer"), in a registered direct offering for gross proceeds of approximately $15.0 million. The investment is part of the Pfizer Breakthrough Growth Initiative, which includes an information rights agreement and Pfizer's participation on a Scientific Advisory Board for the Company. Pfizer agreed to not sell or transfer any shares for 180 days from the closing date of the agreement, which expired during May 2022.

6. Stock-Based Compensation
2021 Equity Incentive Plan

In June 2021 the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). The number of authorized shares in the 2021 plan is equal to the sum of (i) 3,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the 2014 Plan; and (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. On June 9, 2022 the shareholders approved an increase of shares authorized in the 2021 Plan to 5,150,000. As of December 31, 2022, there were 3,087,075 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Inducement Grants

In July 2021, the Company began issuing equity awards to certain new employees as inducement grants outside of its 2021 Plan. As of December 31, 2022, an aggregate of 920,208 shares were issuable upon the exercise of inducement grant stock options approved by the Company.

Modification of Stock Options

In June 2022 one of the Company's directors did not seek another term on the Board of Directors. At the time of departure, the Compensation Committee passed a resolution to extend the expiration date of the vested stock options, and to immediately accelerate the vesting of the unvested options. The Company recorded incremental reduction to stock compensation expense of $0.1 million during the year ended December 31, 2022, related to the modifications.

In June 2021 two of the Company's directors' terms ended. At the conclusion of their term, the Compensation Committee passed a resolution to extend the expiration date of the departing directors vested stock options, and to immediately accelerate the vesting of one of the directors unvested options. The Company recorded incremental stock compensation expenses of $0.6 million during the year ended December 31, 2021, related to the modifications.
Stock-based compensation has been recognized in operating results as follows:

(in thousands)	Years ended December 31,
	2022	2021
Research and development expenses	1,035	491
Selling, general and administrative expenses	3,221	2,743
Total stock-based compensation	$4,256	$3,234

Stock Options
The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following assumptions during the years indicated below:

	Years ended December 31,
	2022	2021
Risk-free interest rate	1.62% - 3.75%	0.83% - 1.3%
Dividend yield	0%	0%
Expected volatility (range)	98% - 110%	107% - 110%
Expected volatility (weighted-average)	106%	108%
Expected term (in years)	6.0 years	6.0 years

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
Expected term — The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method, which represents the Company's best estimate following the Company's restructuring in 2018. This method averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options. Options are considered to be “plain vanilla” if they have the following basic characteristics: (1) are granted “at-the-money”; (2) exercisability is conditioned upon service through the vesting date; (3) termination of service prior to vesting results in forfeiture; (4) limited exercise period following termination of service; and (5) are non-transferable and non-hedgeable.
Forfeitures — The Company estimates forfeitures based on its historical experience.
The weighted-average fair value per share of all options granted during the years ended December 31, 2022 and 2021, estimated as of the grant date using the Black-Scholes option valuation model, was $2.55 and $5.96 per share, respectively.
The unrecognized compensation cost related to non-vested stock options outstanding at December 31, 2022 was $8.8 million. The weighted-average remaining amortization period at December 31, 2022 for non-vested stock options was 2.6 years.

The total fair value of shares vested during the years ended December 31, 2022 and 2021 was $4.7 million and $1.2 million, respectively.

A summary of stock option activity and of changes in stock options outstanding is presented below:

	Number of Options	Weighted-Average Exercise Price Per Share	Intrinsic Value	Weighted-Average Remaining Contractual Life
Balance outstanding, December 31, 2021	3,771,984	$7.13	$6,405,258	8.7 years
Granted	1,737,760	$3.15
Exercised	(28,858)	$2.60	$1,443
Cancelled	(398,156)	$4.62
Expired	(13,272)	$32.52
Balance Outstanding, December 31, 2022	5,069,458	$5.92	$19,322	7.4 years
Vested and exercisable, December 31, 2022	2,300,619	$7.38	$12,210	5.7 years
Vested and expected to vest, December 31, 2022	4,990,351	$5.94	$18,752	7.4 years

7. Derivative Financial Instruments — Warrants
    Certain warrants issued in connection with the Company’s equity financings are accounted for as derivative liabilities. Accordingly, the warrants are remeasured at each balance sheet date based on their estimated fair value using the Black-Scholes option pricing model. Changes in fair value are recorded within Company’s statements of operations.
The assumptions used to determine the fair value of the warrants using the Black-Scholes option pricing model were:

	As of December 31,
	2022	2021

Fair value of Cardiff Oncology common stock	$1.40	$6.01
Expected warrant term	0.1 years	1.1 years
Risk-free interest rate	4.12%	0.41%
Expected volatility of Cardiff Oncology common stock	54%	83%
Dividend yield	0%	0%

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

(in thousands, except for number of warrants)
Date	Description	Number of Warrants	Derivative Instrument Liability
December 31, 2020	Balance of derivative financial instruments—warrants liability	64,496	$285
	Change in fair value of derivative financial instruments—warrants during the year recognized as a gain in the statement of operations	—	(285)
December 31, 2021	Balance of derivative financial instruments—warrants liability	64,496	—
	Change in fair value of derivative financial instruments—warrants during the year recognized as a loss in the statement of operations	—	—
December 31, 2022	Balance of derivative financial instruments—warrants liability	64,496	$—

8. Fair Value Measurements
The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2022 and 2021:

	Fair Value Measurements at December 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$15,722	$—	$—	$15,722
Total included in cash and cash equivalents	$15,722	$—	$—	$15,722

Available for sale investments:
Certificate of deposit	$—	$16,023	$—	$16,023
Corporate debt securities	—	49,535	—	49,535
Commercial paper	—	13,187	—	13,187
U.S. government agencies	—	2,288		2,288
U.S. treasury securities	7,887	—	—	7,887
Total available for sale investments	$7,887	$81,033	$—	$88,920

Total assets measured at fair value on a recurring basis	$23,609	$81,033	$—	$104,642

	Fair Value Measurements at December 31, 2021
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$10,990	$—	$—	$10,990
Total included in cash and cash equivalents	$10,990	$—	$—	$10,990

Available for sale investments:
Certificate of deposit	$—	$1,260	$—	$1,260
Corporate debt securities	—	88,390	—	88,390
Commercial paper	—	14,454	—	14,454
Non U.S. government	—	728	—	728
U.S. treasury securities	24,046	—	—	24,046
Total available for sale investments	$24,046	$104,832	$—	$128,878

Total assets measured at fair value on a recurring basis	$35,036	$104,832	$—	$139,868
The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the years ended December 31, 2022 and 2021.

9. Income Taxes
At December 31, 2022, Cardiff Oncology had federal net operating loss carryforwards (“NOLs”) of approximately $5.1 million which, if not used, will continue to expire through 2037, and federal net operating loss carryforwards of approximately $85.8 million, which do not expire. Cardiff Oncology also has California NOLs of approximately $17.3 million which, if not used, will begin to expire in 2029. Cardiff Oncology also has research and development tax credits available for federal and California purposes of approximately $1.0 million and $2.3 million, respectively. The federal research and development tax credits will begin to expire on January 31, 2025. The California research and development tax credits do not expire.

Pursuant to the Internal Revenue Code of 1986, as amended (the “Code”) Sections 382 and 383, annual use of a company’s NOL and research and development credit carryforwards may be limited if there is a cumulative change in ownership of greater than 50% within a three-year period. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. If limited, the related tax asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. The Company has established a valuation allowance as the realization of such deferred tax assets has not met the more likely than not threshold requirement. Due to the existence of the valuation allowance, further changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

During 2022, the Company completed an assessment of the available net operating loss and tax credit carryforwards under Section 382 and 383 and determined that the Company underwent two ownership changes during the period from 2014 to 2022. As a result, net operating loss and tax credit carryforwards attributable to the pre-ownership changes are subject to substantial annual limitations under Section 382 and 383 of Code due to the ownership changes. The Company has adjusted their net operating loss and tax credit carryforwards to address the impact of the ownership changes. This resulted in a reduction of available gross federal and state net operating loss carryforwards of approximately $123.9 million and $62.8 million, respectively which related to the year ended December 31, 2021 and prior. The tax effected federal and state NOL amounts were $26.0 million and $4.4 million respectively. This also resulted in a reduction of federal tax credit carryforwards of approximately $1.8 million related to the years ended December 31, 2021 and prior. Accordingly, the net operating loss and tax credit carryforwards presented below for the year ending December 31, 2021 were reduced by $30.4 million and $1.8 million, respectively, with a corresponding reduction to the valuation allowance of $32.2 million.

The provision for income taxes based on losses from continuing operations consists of the following at December 31:

	Years ended December 31,
(in thousands)	2022	2021
Current:
State	$—	$1
Total current provision	—	1
Deferred:
Federal	19,054	(5,551)
State	4,902	(531)
Total deferred (benefit) expense	23,956	(6,082)
Valuation allowance	(23,956)	6,081
Total income tax provision	$—	$—

Significant components of the Company’s taxes and the rates as of December 31 are shown below:

	Years ended December 31,
(in thousands, except percentages)	2022		2021
Tax computed at the federal statutory rate	$(8,128)	21%	$(5,941)	21%
State tax, net of federal tax benefit	(518)	1%	(233)	1%
Permanent items	32,369	(84)%	62	—%
Stock based compensation	553	(1)%	325	(1)%
Research and development credits	(319)	1%	(366)	1%
Return to provision and true ups	—	—%	—	—%
Other	(1)	—%	72	—%
Valuation allowance increase (decrease)	(23,956)	62%	6,081	(22)%
Provision for income taxes	$—	—%	$—	—%
Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes as of December 31 are shown below (in thousands):

	Years ended December 31,
(in thousands)	2022	2021
Deferred tax assets:
Tax loss carryforwards	$20,289	$17,506
Research and development credits and other tax credits	2,743	2,226
Stock-based compensation	1,317	962
Capitalized research and development	4,794	—
Other	1,431	1,750
Total deferred tax assets	30,574	22,444
Deferred tax liabilities:
Operating lease right-of-use assets	(492)	(611)
Other	—	—
Total deferred tax liabilities	(492)	(611)
Net deferred tax assets before valuation allowance	30,082	21,833
Valuation allowance	(30,082)	(21,833)
Net deferred tax asset	$—	$—
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

Research and Development and Clinical Trial Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which Cardiff Oncology refers to as onvansertib. Terms of the agreement also provide for the Company to pay development and commercial milestones, and royalties based on sales volume. These potential development milestones include: dosing of the first subject in the first Phase III Clinical Trial for the first Product or after completion of a Phase II Clinical Trial that is used as the basis for an NDA submission; and upon filing of the first NDA or equivalent for the first product. During the years ended December 31, 2022 and 2021, no milestone or royalty payments were made.

The Company is a party of various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. The company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due. These royalty payments are calculated as a percent of revenue. During the years ended December 31, 2022 and 2021 payments have not been material.
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