Form 10-Q
period 2023-03-31
Cardiff Oncology, Inc.
filed 2023-05-04
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

As of April 27, 2023, the issuer had 44,677,169 shares of Common Stock issued and outstanding.

CARDIFF ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIFF ONCOLOGY, INC.
CONDENSED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$15,017	$16,347
Short-term investments	81,951	88,920
Accounts receivable and unbilled receivable	676	771
Prepaid expenses and other current assets	4,109	5,246
Total current assets	101,753	111,284
Property and equipment, net	1,320	1,269
Operating lease right-of-use assets	2,115	2,251
Other assets	1,361	1,387
Total Assets	$106,549	$116,191

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,914	$1,956
Accrued liabilities	4,555	5,177
Operating lease liabilities	679	675
Total current liabilities	8,148	7,808
Operating lease liabilities, net of current portion	1,898	2,040
Total Liabilities	10,046	9,848

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, 20,000 shares authorized; Series A Convertible Preferred Stock liquidation preference $1,050 and $1,044 at March 31, 2023 and December 31, 2022, respectively (Note 6)	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 44,677 and 44,677 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	405,898	404,834
Accumulated other comprehensive loss	(76)	(395)
Accumulated deficit	(309,323)	(298,100)
Total stockholders’ equity	96,503	106,343
Total liabilities and stockholders’ equity	$106,549	$116,191

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Royalty revenues	$83	$74
Costs and expenses:
Research and development	9,052	7,208
Selling, general and administrative	3,083	3,940
Total operating expenses	12,135	11,148

Loss from operations	(12,052)	(11,074)

Other income (expense), net:
Interest income, net	940	130
Other income (expense), net	(111)	(49)
Total other income (expense), net	829	81

Net loss	(11,223)	(10,993)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)

Net loss attributable to common stockholders	$(11,229)	$(10,999)

Net loss per common share — basic and diluted	$(0.25)	$(0.25)

Weighted-average shares outstanding — basic and diluted	44,677	43,231

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(11,223)	$(10,993)
Other comprehensive loss:
Unrealized gain (loss) on securities available-for-sale	319	(606)
Total comprehensive loss	(10,904)	(11,599)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)

Comprehensive loss attributable to common stockholders	$(10,910)	$(11,605)

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2023	61	$—	44,677	$4	$404,834	$(395)	$(298,100)	$106,343
Stock-based compensation	—	—	—	—	1,064	—	—	1,064
Other comprehensive gain	—	—	—	—	—	319	—	319
Net loss	—	—	—	—	—	—	(11,223)	(11,223)
Balance, March 31, 2023	61	$—	44,677	$4	$405,898	$(76)	$(309,323)	$96,503

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2022	716	$1	41,964	$4	$400,503	$(139)	$(142)	$(259,810)	$140,417
Stock-based compensation	—	—	—	—	1,152	—	—	—	1,152
Other comprehensive loss	—	—	—	—	—	—	(606)	—	(606)
Issuance of common stock upon conversion of Series E Convertible Preferred Stock	(328)	(1)	1,342	—	—	—	—	—	(1)
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	139	—	—	139
Net loss	—	—	—	—	—	—	—	(10,993)	(10,993)
Balance, March 31, 2022	388	$—	43,306	$4	$401,655	$—	$(748)	$(270,809)	$130,102

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(11,223)	$(10,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	90	31
Stock-based compensation expense	1,064	1,152
Amortization of premiums (discounts) on short-term investments	(163)	346
Release of clinical trial funding commitment	—	139
Changes in operating assets and liabilities:
Other assets	26	51
Accounts receivable and unbilled receivable	95	88
Prepaid expenses and other assets	1,251	(1,141)
Operating lease right-of-use assets	136	136
Accounts payable and accrued expenses	203	—
Operating lease liabilities	(138)	(16)
Other liabilities	—	(42)
Net cash used in operating activities	(8,659)	(10,249)

Investing activities:
Capital expenditures	(8)	(171)
Maturities of short-term investments	42,983	38,217
Purchases of short-term investments	(37,327)	(36,773)
Sales of short-term investments	1,681	17,085
Net cash provided by investing activities	7,329	18,358

Financing activities:
Net cash provided by financing activities	—	—
Net change in cash and cash equivalents	(1,330)	8,109
Cash and cash equivalents—Beginning of period	16,347	11,943
Cash and cash equivalents—End of period	$15,017	$20,052

Supplementary disclosure of cash flow activity:
Cash paid for taxes	$—	$1
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable and accrued expenses	$133	$27

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements of Cardiff Oncology have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows for the periods presented. The unaudited condensed balance sheet at December 31, 2022, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K filed with the SEC on March 2, 2023.

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of March 31, 2023, the Company had $97.0 million in cash, cash equivalents and short-term investments and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

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

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2023, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	March 31,
	2023	2022
Options to purchase Common Stock	6,396,895	5,467,611
Warrants to purchase Common Stock	4,296,472	4,490,159
Series A Convertible Preferred Stock	877	877
Series E Convertible Preferred Stock	—	1,342,250
	10,694,244	11,300,897

Recent Accounting Pronouncement Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06 ("ASU 2020-06"), Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2021 (or December 15, 2023, for companies who meet the SEC definition of Smaller Reporting Companies), and interim periods within those fiscal years. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures, and will adopt this standard on January 1, 2024.

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2023, and December 31, 2022:

	Fair Value Measurements at March 31, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$14,158	$—	$—	$14,158
Total included in cash and cash equivalents	14,158	—	—	14,158

Available for sale investments:
Certificate of deposit	—	13,925	—	13,925
Corporate debt securities	—	32,828	—	32,828
Commercial paper	—	10,398	—	10,398
U.S. government agencies	—	7,842		7,842
U.S. treasury securities	16,958	—	—	16,958
Total available for sale investments (1)	16,958	64,993	—	81,951

Total assets measured at fair value on a recurring basis	$31,116	$64,993	$—	$96,109

	Fair Value Measurements at December 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$15,722	$—	$—	$15,722
Total included in cash and cash equivalents	15,722	—	—	15,722

Available for sale investments:
Certificate of deposit	—	16,023	—	16,023
Corporate debt securities	—	49,535	—	49,535
Commercial paper	—	13,187	—	13,187
U.S. government agencies	—	2,288	—	2,288
U.S. treasury securities	7,887	—	—	7,887
Total available for sale investments (1)	7,887	81,033	—	88,920

Total assets measured at fair value on a recurring basis	$23,609	$81,033	$—	$104,642
(1) Included in short-term investments in the accompanying balance sheets.

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the three months ended March 31, 2023.

4. Supplementary Balance Sheet Information

Investments available for sale

Investments available for sale consist of the following:

	As of March 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$13,964	$1	$(40)	$13,925
Corporate debt securities	22,258	4	(118)	22,144
Commercial paper	10,402	3	(7)	10,398
U.S. government agencies	4,049	4	—	4,053
Total maturity less than 1 year	50,673	12	(165)	50,520
Maturity 1 to 2 years:
Corporate debt securities	10,687	24	(27)	10,684
U.S. government agencies	3,781	8	—	3,789
U.S. treasury securities	16,886	72	—	16,958
Total maturity 1 to 2 years	31,354	104	(27)	31,431

Total short-term investments	$82,027	$116	$(192)	$81,951

	As of December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$16,101	$3	$(81)	$16,023
Corporate debt securities	44,806	8	(275)	44,539
Commercial paper	13,203	4	(20)	13,187
Non U.S. government	2,284	4	—	2,288
U.S. treasury securities	7,905	—	(18)	7,887
Total maturity less than 1 year	84,299	19	(394)	83,924
Maturity 1 to 2 years:
Corporate debt securities	5,016	1	(21)	4,996
Total maturity 1 to 2 years	5,016	1	(21)	4,996

Total short-term investments	$89,315	$20	$(415)	$88,920

We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses in investments available for sale debt securities at March 31, 2023, were substantially due to increases in interest rates, not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. It is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Investments available for sale that have been in a continuous unrealized loss position for greater than one-year consist of the following:

	As of March 31, 2023
(in thousands)	Fair Market Value	Gross Unrealized Loss
Corporate debt securities	$8,151	$(58)

Property and equipment

Property and equipment consist of the following:

(in thousands)	As of March 31, 2023	As of December 31, 2022
Furniture and office equipment	$1,066	$1,066
Leasehold improvements	2,560	2,560
Laboratory equipment	1,153	1,056
	4,779	4,682
Less—accumulated depreciation and amortization	(3,459)	(3,413)
Property and equipment, net	$1,320	$1,269

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	As of March 31, 2023	As of December 31, 2022
Accrued compensation	$983	$1,849
Clinical trials	2,709	2,333
Research agreements and services	571	509
Director fees	125	125
Patent, license and other fees	59	24
Other accrued liabilities	108	337
Total accrued liabilities	$4,555	$5,177

5. Leases

 As a lessee, the Company’s current leases include its master facility lease and immaterial equipment leases, all of which are considered operating leases.

Master Facility Lease

The Company currently leases office and lab space in San Diego that expires on February 28, 2027. The lease currently requires monthly payments of approximately $61,000 per month with 3% annual escalation.

The components of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease cost	$183	$191
Net operating lease cost	$183	$191

Supplemental balance sheet information related to leases was as follows:

(in thousands)	As of March 31, 2023	As of December 31, 2022
Operating lease ROU assets	$2,115	$2,251

Current operating lease liabilities	$679	$675
Non-current operating lease liabilities	1,898	2,040
Total operating lease liabilities	$2,577	$2,715

Weighted-average remaining lease term–operating leases	3.9 years	4.2 years
Weighted-average discount rate–operating leases	7.0%	7.0%

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$185	$70

Total remaining annual commitments under non-cancelable lease agreements for each of the years ended December 31 are as follows:

(in thousands)
Year Ending December 31,	Operating Leases
2023 (excluding the three months ended March 31, 2023)	$491
2024	754
2025	775
2026	796
Thereafter	136
Total future minimum lease payments	2,952
Less imputed interest	(375)
Total	$2,577

6. Stockholders’ Equity

Stock Options

Stock-based compensation expense related to Cardiff Oncology equity awards have been recognized in operating results as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Included in research and development expense	$394	$335
Included in selling, general and administrative expense	670	817
Total stock-based compensation expense	$1,064	$1,152

The unrecognized compensation cost related to non-vested stock options outstanding at March 31, 2023, net of estimated forfeitures, was $10.1 million, which is expected to be recognized over a weighted-average remaining vesting period of 2.7 years. The weighted-average remaining contractual term of outstanding options as of March 31, 2023, was approximately

8.5 years. The total fair value of stock options vested during the three months ended March 31, 2023 and 2022, were $1.9 million and $1,000, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.58%	1.84%
Dividend yield	0%	0%
Expected volatility of Cardiff Oncology common stock	110%	106%
Expected term(1)	5.3 years	6.0 years
(1)The expected term for options granted after January 1, 2023 is estimated based on the Company's historical employee data. Prior to January 1, 2023, the Company used the "simplified method" to estimate expected term.

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2022	5,069,458	$5.92	$19,322
Granted	1,806,008	$1.73
Canceled / Forfeited	(1,725)	$7.98
Expired	(476,846)	$6.93
Balance outstanding, March 31, 2023	6,396,895	$4.66	$34,107
Exercisable at March 31, 2023	2,427,304	$6.57	$20,517
Vested and expected to vest at March 31, 2023	6,187,656	$4.73	$33,160

2021 Equity Incentive Plan

In June 2021 the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). The number of authorized shares in the 2021 Plan is equal to the sum of (i) 3,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the 2014 Plan; and (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. On June 9, 2022, the shareholders approved an increase of shares authorized in the 2021 Plan to 5,150,000 from 3,150,000. As of March 31, 2023, there were 2,180,898 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Inducement Grants

The Company issues equity awards to certain new employees as inducement grants outside of its 2021 Plan. As of March 31, 2023, an aggregate of 1,345,208 shares were issuable upon the exercise of inducement grant stock options approved by the Company.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2022	4,360,968	$5.33	2.1 years
Expired	(64,496)	$101.52
Balance outstanding, March 31, 2023	4,296,472	$3.89	1.8 years

Preferred Stock

A summary of our Company's classes of preferred stock is presented below:

			Shares outstanding
Class	Par value	Shares designated	As of March 31, 2023	As of December 31, 2022
Series A Convertible Preferred Stock	$0.001	277,100	60,600	60,600
Series B Convertible Preferred Stock	$0.001	8,860	—	—
Series C Convertible Preferred Stock	$0.001	200,000	—	—
Series D Convertible Preferred Stock	$0.0001	154,670	—	—
Series E Convertible Preferred Stock	$0.001	865,824	—	—

7. Commitments and Contingencies

Executive Agreements

Certain executive agreements provide for severance payments in case of terminations without cause or certain change of control scenarios.

Research and Development Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which Cardiff Oncology refers to as onvansertib. Terms of the agreement also provide for the Company to pay development and commercial milestones, and royalties based on sales volume. These potential development milestones include: (a) dosing of the first subject in the first Phase III Clinical Trial for the first Product, a registration enabling Phase II Clinical Trial, or after completion of a Phase II Clinical Trial that is used as the basis for an NDA submission; and (b) upon filing of the first NDA or equivalent for the first product candidate. During the three months ended March 31, 2023 and 2022 no milestone or royalty payments were made.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. The Company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due. These royalty payments are calculated as a percent of revenue. For the three months ended March 31, 2023 and 2022, payments have not been material.

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

In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 2, 2023. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

•Onvansertib is orally bioavailable, allowing for relative ease and flexibility of dosing.

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

Data presented on September 12, 2022, provided an update of the ongoing TROV-054 Phase 1b/2 single arm clinical trial in KRAS-mutated metastatic colorectal cancer:

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

The primary objectives of the ONSEMBLE trial is to evaluate onvansertib’s safety and efficacy in combination with the standard-of-care FOLFIRI/bevacizumab regimen in patients with second-line KRAS/NRAS-mutated mCRC. The trial is expected to enroll approximately 150 patients who will be randomized 1:1:1 to receive standard of care alone, standard of care plus 20 mg onvansertib, or standard of care plus 30 mg onvansertib, with onvansertib administered on days 1-5 and 15-19 of 28-day treatment cycles.

The primary endpoint of the trial is objective response rate, defined as a tumor reduction in size of at least 30% as per RECIST 1.1. Progression-free survival and duration of response will be key secondary endpoints. The trial was activated during the fourth quarter of 2022, with topline data anticipated in the second-half of 2024. For more information, please visit NCT05593328 at www.clinicialtrials.gov.

The first patient was dosed in the ONSEMBLE trial during March 2023.

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

•Additional data is expected in mid-2023.

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

The primary endpoint of Phase 2 of the trial is ORR, with PFS included as a secondary endpoint. Preliminary data from the trial are expected in the fourth-quarter of 2023 or first-quarter of 2024. For more information, please visit NCT05383196 at www.clinicialtrials.gov.

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

Recent Updates

Appointment of Chief Medical Officer

On February 2, 2023, we announced the appointment of Fairooz Kabbinavar, M.D., FACP, as Chief Medical Officer.

Scientific Advisory Board

On March 6, 2023, we formally introduced our Scientific Advisory Board ("SAB"). The SAB is comprised of a distinguished group of academic and industry experts who bring depth and breadth of knowledge in oncology drug development, clinical trial design, translational science and clinical research. In most cases, these individuals have been advising us for several years and will now collectively serve a critical role as we advance the clinical development of onvansertib. We anticipate that over time the membership of the SAB may expand to add additional expertise in new indications or stages of clinical development.

Critical Accounting Policies

Our accounting policies are described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of our Annual Report on Form 10-K as of and for the year ended December 31, 2022, filed with the SEC on March 2, 2023. There have been no changes to our critical accounting policies since December 31, 2022.

Three Months Ended March 31, 2023 and 2022

Revenues

Total revenues were $83,000 for the three months ended March 31, 2023, as compared to $74,000 for the same period in 2022. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022	Increase (Decrease)
Salaries and staff costs	$1,374	$1,061	$313
Stock-based compensation	394	335	59
Clinical trials, outside services, and lab supplies	6,845	5,517	1,328
Facilities and other	439	295	144
Total research and development	$9,052	$7,208	$1,844

Research and development expenses increased by $1.8 million for the three months ended March 31, 2023, compared to the same period in 2022. The overall increase in expenses was primarily due to costs associated with clinical programs and outside service costs related to the development of our lead drug candidate, onvansertib. Salaries and staff costs increased primarily due to the expansion of our clinical operations team (research and development average headcount grew by 25% over the comparative period). The increase in facilities and other is primarily due to increased allocation of facilities cost resulting from headcount growth compared to the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022	Increase (Decrease)
Salaries and staff costs	$799	$861	$(62)
Stock-based compensation	670	817	(147)
Outside services and professional fees	1,021	1,605	(584)
Facilities and other	593	657	(64)
Total selling, general and administrative	$3,083	$3,940	$(857)

Selling, general and administrative expenses decreased by $0.9 million for the three months ended March 31, 2023, compared to the same period in 2022. Outside services decreased due to the completion of strategic valuation consulting related to our lead drug candidate, onvansertib, during the prior period. Stock-based compensation decreased due to a change in the timing of stock option grants to our board of directors. Facilities and other costs decreased primarily due to lower insurance costs as compared to the prior period.

Net Loss

Net loss and per share amounts were as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022	Increase (Decrease)
Net loss	$(11,223)	$(10,993)	$230
Preferred stock dividend	(6)	(6)	—
Net loss attributable to common shareholders	$(11,229)	$(10,999)	$230

Net loss per common share — basic and diluted	$(0.25)	$(0.25)	$—

Weighted average shares outstanding — basic and diluted	44,677	43,231	1,446

The $0.2 million increase in net loss attributable to common shareholders was primarily the result of an increase in operating expenses for the three months ended March 31, 2023, compared to the same period in 2022. There was no change in basic and diluted net loss per share with the addition of 1.4 million shares of common stock issued from April 1, 2022 through March 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the three months ended March 31, 2023, was $8.7 million, compared to $10.2 million for the three months ended March 31, 2022. Our use of cash was primarily a result of the net loss of $11.2 million for the three months ended March 31, 2023, adjusted for non-cash items related to stock-based compensation of $1.1 million. The net change in our operating assets and liabilities was primarily the result of decreasing cash used in operations of $1.6 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Net cash provided by investing activities was $7.3 million primarily related to sales and maturities in excess of purchases of marketable securities for the three months ended March 31, 2023, compared to net cash used in investing activities of $18.4 million primarily related to sales and maturities in excess of purchases of marketable securities during the same period in 2022.

Net cash provided in financing activities was $0 for the three months ended March 31, 2023, and 2022.

As of March 31, 2023, and December 31, 2022, we had working capital of $93.6 million and $103.5 million, respectively.

We have incurred net losses since our inception and have negative operating cash flows. As of March 31, 2023, we had $97.0 million in cash, cash equivalents and short-term investments and we believe we have sufficient cash to meet our funding requirements for at least the next 12 months following the issuance date of this Quarterly Report on Form 10-Q. Based on our current projections we expect that our capital resources are sufficient to fund our operations into 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIFF ONCOLOGY, INC.

May 4, 2023	By:	/s/ Mark Erlander
Mark Erlander
Chief Executive Officer

CARDIFF ONCOLOGY, INC.

May 4, 2023	By:	/s/ James Levine
James Levine
Chief Financial Officer