Form 10-Q
period 2023-09-30
Cardiff Oncology, Inc.
filed 2023-11-02
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

As of October 26, 2023, the issuer had 44,677,169 shares of Common Stock issued and outstanding.

CARDIFF ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIFF ONCOLOGY, INC.
CONDENSED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$15,233	$16,347
Short-term investments	66,130	88,920
Accounts receivable and unbilled receivable	198	771
Prepaid expenses and other current assets	2,344	5,246
Total current assets	83,905	111,284
Property and equipment, net	1,317	1,269
Operating lease right-of-use assets	1,843	2,251
Other assets	1,387	1,387
Total Assets	$88,452	$116,191

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,179	$1,956
Accrued liabilities	6,151	5,177
Operating lease liabilities	688	675
Total current liabilities	9,018	7,808
Operating lease liabilities, net of current portion	1,607	2,040
Total Liabilities	10,625	9,848

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, 20,000 shares authorized; 277,100 designated as Series A Convertible Preferred Stock; 60,600 shares outstanding at September 30, 2023 and December 31, 2022 with liquidation preference of $1,062 and $1,044 at September 30, 2023 and December 31, 2022, respectively (Note 5)	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 44,677 shares issued and outstanding at September 30, 2023 and December 31, 2022	4	4
Additional paid-in capital	408,434	404,834
Accumulated other comprehensive loss	(407)	(395)
Accumulated deficit	(330,204)	(298,100)
Total stockholders’ equity	77,827	106,343
Total liabilities and stockholders’ equity	$88,452	$116,191

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Royalty revenues	$141	$93	$332	$258
Costs and expenses:
Research and development	8,022	6,009	25,094	20,665
Selling, general and administrative	2,939	3,077	10,318	10,103
Total operating expenses	10,961	9,086	35,412	30,768

Loss from operations	(10,820)	(8,993)	(35,080)	(30,510)

Other income (expense), net:
Interest income, net	1,068	458	3,061	841
Other income (expense), net	21	(36)	(85)	(338)
Total other income (expense), net	1,089	422	2,976	503

Net loss	(9,731)	(8,571)	(32,104)	(30,007)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(18)	(18)

Net loss attributable to common stockholders	$(9,737)	$(8,577)	$(32,122)	$(30,025)

Net loss per common share — basic and diluted	$(0.22)	$(0.20)	$(0.72)	$(0.69)

Weighted-average shares outstanding — basic and diluted	44,677	43,333	44,677	43,291

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(9,731)	$(8,571)	$(32,104)	$(30,007)
Other comprehensive loss:
Unrealized gain (loss) on securities available-for-sale	24	203	(12)	(637)
Total comprehensive loss	(9,707)	(8,368)	(32,116)	(30,644)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(18)	(18)

Comprehensive loss attributable to common stockholders	$(9,713)	$(8,374)	$(32,134)	$(30,662)

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2023	61	$—	44,677	$4	$404,834	$(395)	$(298,100)	$106,343
Stock-based compensation	—	—	—	—	1,064	—	—	1,064
Other comprehensive gain	—	—	—	—	—	319	—	319
Net loss	—	—	—	—	—	—	(11,223)	(11,223)
Balance, March 31, 2023	61	$—	44,677	$4	$405,898	$(76)	$(309,323)	$96,503
Stock-based compensation	—	—	—	—	1,581	—	—	1,581
Other comprehensive loss	—	—	—	—	—	(355)	—	(355)
Net loss	—	—	—	—	—	—	(11,150)	(11,150)
Balance, June 30, 2023	61	$—	44,677	$4	$407,479	$(431)	$(320,473)	$86,579
Stock-based compensation	—	—	—	—	955	—	—	955
Other comprehensive gain	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	(9,731)	(9,731)
Balance, September 30, 2023	61	$—	44,677	$4	$408,434	$(407)	$(330,204)	$77,827

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2022	716	$1	41,964	$4	$400,503	$(139)	$(142)	$(259,810)	$140,417
Stock-based compensation	—	—	—	—	1,152	—	—	—	1,152
Other comprehensive loss	—	—	—	—	—	—	(606)	—	(606)
Issuance of common stock upon conversion of Series E Convertible Preferred Stock	(328)	(1)	1,342	—	—	—	—	—	(1)
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Release of clinical trial funding commitment	—	—	—	—	—	139	—	—	139
Net loss	—	—	—	—	—	—	—	(10,993)	(10,993)
Balance, March 31, 2022	388	$—	43,306	$4	$401,655	$—	$(748)	$(270,809)	$130,102
Stock-based compensation	—	—	—	—	1,055	—	—	—	1,055
Other comprehensive loss	—	—	—	—	—	—	(234)	—	(234)
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	—	—	(10,443)	(10,443)
Balance, June 30, 2022	388	$—	43,306	$4	$402,710	$—	$(982)	$(281,258)	$120,474
Stock-based compensation	—	—	—	—	1,037	—	—	—	1,037
Issuance of common stock upon exercise of stock options	—	—	29	—	75	—	—	—	75
Other comprehensive gain	—	—	—	—	—	—	203	—	203
Preferred stock dividend	—	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	—	—	(8,571)	(8,571)
Balance, September 30, 2022	388	$—	43,335	$4	$403,822	$—	$(779)	$(289,835)	$113,212

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(32,104)	$(30,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	295	150
Stock-based compensation expense	3,600	3,244
Amortization of premiums (discounts) on short-term investments	(716)	672
Release of clinical trial funding commitment	—	139
Changes in operating assets and liabilities:
Other assets	—	55
Accounts receivable and unbilled receivable	573	(115)
Prepaid expenses and other current assets	3,188	4
Operating lease right-of-use assets	408	408
Accounts payable and accrued expenses	1,428	1,325
Operating lease liabilities	(420)	(271)
Other liabilities	—	(34)
Net cash used in operating activities	(23,748)	(24,430)

Investing activities:
Capital expenditures	(574)	(931)
Insurance proceeds from casualty loss	—	114
Maturities of short-term investments	80,534	61,229
Purchases of short-term investments	(67,491)	(80,428)
Sales of short-term investments	10,165	51,145
Net cash provided by investing activities	22,634	31,129

Financing activities:
Proceeds from exercise of options	—	75
Net cash provided by financing activities	—	75
Net change in cash and cash equivalents	(1,114)	6,774
Cash and cash equivalents—Beginning of period	16,347	11,943
Cash and cash equivalents—End of period	$15,233	$18,717

Supplementary disclosure of cash flow activity:
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable and accrued expenses	$—	$255

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

Business Organization and Overview

Cardiff Oncology, Inc. (“Cardiff Oncology” or the “Company”) headquartered in San Diego, California, is a clinical-stage biotechnology company leveraging Polo-like Kinase 1 (“PLK1”) inhibition to develop novel therapies across a range of cancers. The Company’s lead asset is onvansertib, a PLK1 inhibitor that is being evaluated in combination with standard-of-care therapies in clinical programs targeting indications such as RAS-mutated metastatic colorectal cancer, metastatic pancreatic cancer, as well as investigator-initiated trials in small cell lung cancer and triple negative breast cancer. These programs and the Company’s broader development strategy are designed to target tumor vulnerabilities in order to overcome treatment resistance and deliver superior clinical benefit compared to the standard-of-care alone. The Company's common stock is listed on the Nasdaq Capital Market under the ticker symbol "CRDF".

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

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of September 30, 2023, the Company had $81.4 million in cash, cash equivalents and short-term investments and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

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

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2023, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	September 30,
	2023	2022
Options to purchase Common Stock	6,652,427	5,101,572
Warrants to purchase Common Stock	2,807,948	4,490,159
Series A Convertible Preferred Stock	877	877
Series E Convertible Preferred Stock	—	1,342,250
	9,461,252	10,934,858

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2023, and December 31, 2022:

	Fair Value Measurements at September 30, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$14,928	$—	$—	$14,928
Total included in cash and cash equivalents	14,928	—	—	14,928

Available for sale investments:
Certificate of deposit	—	9,181	—	9,181
Corporate debt securities	—	22,368	—	22,368
Commercial paper	—	7,613	—	7,613
U.S. government agencies	—	6,821	—	6,821
U.S. treasury securities	20,147	—	—	20,147
Total available for sale investments	20,147	45,983	—	66,130

Total assets measured at fair value on a recurring basis	$35,075	$45,983	$—	$81,058

	Fair Value Measurements at December 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$15,722	$—	$—	$15,722
Total included in cash and cash equivalents	15,722	—	—	15,722

Available for sale investments:
Certificate of deposit	—	16,023	—	16,023
Corporate debt securities	—	49,535	—	49,535
Commercial paper	—	13,187	—	13,187
U.S. government agencies	—	2,288	—	2,288
U.S. treasury securities	7,887	—	—	7,887
Total available for sale investments	7,887	81,033	—	88,920

Total assets measured at fair value on a recurring basis	$23,609	$81,033	$—	$104,642

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the nine months ended September 30, 2023.

4. Supplementary Balance Sheet Information

Investments available for sale

Investments available for sale consist of the following:

	As of September 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$9,181	$3	$(3)	$9,181
Corporate debt securities	12,194	3	(28)	12,169
Commercial paper	7,616	—	(3)	7,613
U.S. government agencies	6,852	—	(31)	6,821
U.S. treasury securities	1,935	—	(13)	1,922
Total maturity less than 1 year	37,778	6	(78)	37,706
Maturity 1 to 2 years:
Corporate debt securities	10,281	3	(85)	10,199
U.S. treasury securities	18,478	—	(253)	18,225
Total maturity 1 to 2 years	28,759	3	(338)	28,424

Total short-term investments	$66,537	$9	$(416)	$66,130

	As of December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$16,101	$3	$(81)	$16,023
Corporate debt securities	44,806	8	(275)	44,539
Commercial paper	13,203	4	(20)	13,187
Non U.S. government	2,284	4	—	2,288
U.S. treasury securities	7,905	—	(18)	7,887
Total maturity less than 1 year	84,299	19	(394)	83,924
Maturity 1 to 2 years:
Corporate debt securities	5,016	1	(21)	4,996
Total maturity 1 to 2 years	5,016	1	(21)	4,996

Total short-term investments	$89,315	$20	$(415)	$88,920

We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses in investments available for sale debt securities at September 30, 2023, were substantially due to increases in interest rates, not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. It is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Investments available for sale that have been in a continuous unrealized loss position for greater than one-year consist of the following:

	As of September 30, 2023
(in thousands)	Fair Market Value	Gross Unrealized Loss
Corporate debt securities	$1,794	$(10)

Property and equipment

Property and equipment consist of the following:

(in thousands)	As of September 30, 2023	As of December 31, 2022
Furniture and office equipment	$1,081	$1,066
Leasehold improvements	2,568	2,560
Laboratory equipment	1,332	1,056
	4,981	4,682
Less—accumulated depreciation and amortization	(3,664)	(3,413)
Property and equipment, net	$1,317	$1,269

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	As of September 30, 2023	As of December 31, 2022
Accrued compensation	$2,455	$1,849
Clinical trials	2,878	2,333
Research agreements and services	591	509
Director fees	125	125
Patent, license and other fees	33	24
Other accrued liabilities	69	337
Total accrued liabilities	$6,151	$5,177

5. Stockholders’ Equity

Stock Options

Stock-based compensation expense related to Cardiff Oncology equity awards have been recognized in operating results as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Included in research and development expense	$294	$286	$985	$746
Included in selling, general and administrative expense	661	751	2,615	2,498
Total stock-based compensation expense	$955	$1,037	$3,600	$3,244

The unrecognized compensation cost related to non-vested stock options outstanding at September 30, 2023, net of estimated forfeitures, was $7.5 million, which is expected to be recognized over a weighted-average remaining vesting period of 2.3 years. The weighted-average remaining contractual term of outstanding options as of September 30, 2023, was approximately 8.1 years. The total fair value of stock options vested during the nine months ended September 30, 2023 and 2022, were $4.0 million and $4.0 million, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated:

	Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.62%	1.87%
Dividend yield	0%	0%
Expected volatility of Cardiff Oncology common stock	109%	106%
Expected term(1)	5.3 years	6.0 years
(1)The expected term for options granted after January 1, 2023 is estimated based on the Company's historical employee data. Prior to January 1, 2023, the Company used the "simplified method" to estimate expected term.

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2022	5,069,458	$5.92	$19,322
Granted	2,138,624	$1.70
Forfeited and expired	(555,655)	$8.40
Balance outstanding, September 30, 2023	6,652,427	$4.36	$18,747
Exercisable at September 30, 2023	2,944,474	$5.88	$18,169
Vested and expected to vest at September 30, 2023	6,459,779	$4.42	$18,718

2021 Equity Incentive Plan

In June 2021 the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). The number of authorized shares in the 2021 Plan is equal to the sum of (i) 3,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the 2014 Plan; and (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. On June 9, 2022, the shareholders approved an increase of shares authorized in the 2021 Plan to 5,150,000 from 3,150,000. As of September 30, 2023, there were 2,013,871 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Inducement Grants

The Company issues equity awards to certain new employees as inducement grants outside of its 2021 Plan. As of September 30, 2023, an aggregate of 1,435,256 shares were issuable upon the exercise of inducement grant stock options approved by the Company.

Modification of Stock Options

In June 2023 the Company modified stock options for a departing employee. The modification resulted in an incremental stock-based compensation expense of $0.6 million during the nine month period ended September 30, 2023.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2022	4,360,968	$5.33	2.1 years
Expired	(1,553,020)	$10.54
Balance outstanding, September 30, 2023	2,807,948	$2.45	2.2 years

Preferred Stock

On August 8, 2023, the Company filed, with the Secretary of State of the State of Delaware, a Certificate of Elimination (the “Certificate of Elimination”) of Series B, Series C, Series D and Series E Convertible Preferred Stock removing the designation and other references to its Series B, Series C, Series D and Series E Convertible Preferred Stock from the Company’s Amended and Restated Certificate of Incorporation, as amended. The Certificate of Elimination eliminates and returns the 8,860 Series B, 200,000 Series C, 154,670 Series D and 865,824 Series E shares of preferred stock previously designated, and no longer issued and outstanding, to the status of authorized but unissued shares of preferred stock, without designation.

6. Commitments and Contingencies

Executive Agreements

Certain executive agreements provide for severance payments in case of terminations without cause or certain change of control scenarios.

Research and Development Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which Cardiff Oncology refers to as onvansertib. Terms of the agreement also provide for the Company to pay development and commercial milestones, and royalties based on sales volume. These potential development milestones include: (a) dosing of the first subject in the first Phase III Clinical Trial for the first Product, a registration enabling Phase II Clinical Trial, or after completion of a Phase II Clinical Trial that is used as the basis for an NDA submission; and (b) upon filing of the first NDA or equivalent for the first product candidate. During the nine months ended September 30, 2023 and 2022 no milestone or royalty payments were made.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. The Company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due. These royalty payments are calculated as a percent of revenue. For the nine months ended September 30, 2023 and 2022, payments have not been material.

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

Overview

We are a clinical-stage biotechnology company leveraging PLK1 inhibition, a well-validated oncology drug target, to develop novel therapies across a range of cancers with the greatest unmet medical need. Our goal is to target tumor vulnerabilities with treatment combinations of onvansertib, our oral and highly selective PLK1 inhibitor, and standard-of-care therapeutics. We are focusing our clinical program in indications such as RAS-mutated metastatic colorectal cancer ("mCRC") and metastatic pancreatic ductal adenocarcinoma ("mPDAC"), as well as in investigator-initiated trials in small cell lung cancer ("SCLC") and triple negative breast cancer ("TNBC"). Our clinical development programs incorporate tumor genomics and biomarker assays to refine assessment of patient response to treatment.

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

There are five ongoing and planned clinical trials of onvansertib: one trial (CRDF-004) in first line treatment in patients with RAS-mutated mCRC, one trial (TROV-054) in second line treatment in patients with KRAS-mutated mCRC, one trial in second line treatment in patients with mPDAC, and two investigator-initiated trials in patients with relapsed extensive-stage SCLC and locally advanced or metastatic TNBC.

RAS-mutated mCRC Program:

CRDF-004 Clinical Trial in RAS-mutated mCRC

CRDF-004 is a Phase 2 open-label, randomized multi-center clinical trial of onvansertib in combination with standard-of-care FOLFIRI and bevacizumab or FOLFOX and bevacizumab for the first line treatment of patients with RAS-mutated mCRC. The primary objectives of the CRDF-004 trial are to evaluate onvansertib’s safety and efficacy in combination with the standard-of-care, as well as to evaluate two doses of onvansertib, 20mg and 30mg, given in combination with standard-of-care, against standard-of-care alone. The primary endpoint of the trial is objective response rate. Progression-free survival and duration of response will be secondary endpoints. We expect to begin enrollment during the fourth quarter of 2023, with interim data anticipated in mid-2024. Pfizer Ignite is responsible for the clinical execution of the trial and it is expected to enroll approximately 90 evaluable patients. For more information, please visit NCT06106308 at www.clinicialtrials.gov.

Contingent upon the results of CRDF-004, Cardiff Oncology plans to initiate CRDF-005, a Phase 3, randomized trial with registrational intent. The FDA has agreed that a seamless trial with objective response rate (ORR) at an interim point is an acceptable endpoint to pursue accelerated approval, with progression-free survival and trend in overall survival being the endpoints for full approval.

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

•Median progression free survival ("mPFS") across all evaluable patients was 9.3 months (95% CI: 7.8 – 14). Historical control trials of different drug combinations, including the standard-of-care of FOLFIRI with bevacizumab, in similar patient populations have shown ORR and mPFS of 5 – 13% and ~4.5 – 6.7 months, respectively.

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

In reviewing the TROV-054 clinical data, we originally designed the ONSEMBLE trial (CRDF-003) as the next phase of our mCRC program. Upon review of the clinical data from the bevacizumab naïve subgroup (those patients who did not receive bevacizumab in their 1st line therapy), the preclinical data on the mechanism of action and the feedback from the FDA on our clinical development strategy, we made the decision to discontinue enrollment in the ONSEMBLE trial and to initiate the CRDF-004 clinical trial.

mDPAC Program:

Phase 2 Clinical Trial in mPDAC

CRDF-001 is a Phase 2 open-label multi-center clinical trial of onvansertib in combination with nanoliposomal irinotecan (Onivyde®), leucovorin, and fluorouracil for 2nd line treatment of patients with mPDAC, which is being conducted at six clinical trial sites across the U.S. – The Mayo Clinic Cancer Centers (Arizona, Minnesota, and Florida), Kansas University Medical Center, Inova Schar Cancer Institute, and the University of Nebraska Medical Center. The first patient was dosed in June 2021. Enrollment for this trial closed in October 2023.

The objective of this trial is to assess the safety and preliminary efficacy of onvansertib in combination with nanoliposomal irinotecan (Onyvide®), 5-FU and leucovorin as a 2nd line treatment in patients with mPDAC who have failed 1st line gemcitabine-based therapy. For more information, please visit NCT04752696 at www.clinicialtrials.gov.

Preliminary data presented on September 26, 2023 provided an update of the ongoing CRDF-001 Phase 2 open label clinical trial in mPDAC:

•Preliminary data from 21 patients evaluable for radiographic response showed 1 patient achieving a confirmed partial response (“PR”) and 3 patients achieving a partial response that are awaiting confirmatory scans;

•19% objective response rate (“ORR”) achieved compared to historical control of 7.7% in 2nd line setting;

•5.0 months median progression-free survival (“mPFS”) achieved compared to historical control of 3.1 months with standard of care (“SoC”);

mPDAC biomarker discovery trial

The investigator-initiated biomarker discovery trial is exploring the impact of onvansertib 10-day monotherapy on tumors in mPDAC patients, and is currently enrolling at the Oregon Health & Science University (OHSU) Knight Cancer Institute. Two patients have been enrolled as of September 13, 2023.

Preliminary data were presented on September 26, 2023. One patient demonstrated an 86% decrease in Ki67, a well-established biomarker of tumor proliferation, and a 28% decrease in CA 19-9, a clinically-used biomarker to monitor treatment response.

Other Clinical Programs:

Phase 2 Investigator-Initiated Clinical Trial in SCLC

A single-arm, two-stage, Phase 2 trial of onvansertib monotherapy in patients with relapsed SCLC is open for enrollment at the University of Pittsburgh Medical Center ("UPMC"). The trial is designed to enroll 15 patients in Stage 1, with the study proceeding to Stage 2 if 2 or more Stage 1 patients achieve an objective response. Stage 2 is designed to enroll an additional 20 patients. The primary endpoint of the trial is ORR, while key secondary endpoints include PFS and overall survival. For more information, please visit NCT05450965 at www.clinicialtrials.gov.

An examination of the safety data from the first six patients by the institutional review board confirmed the trial can continue to enroll as planned. Preliminary efficacy data for seven patients presented on September 26, 2023, showed 1 confirmed partial response (“PR”), three stable disease (“SD”) and three progressive disease (“PD”). The disease control rate, including PR and SD, is 57% (4 of 7 patients).

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

The primary endpoint of Phase 2 of the trial is ORR, with PFS included as a secondary endpoint. For more information, please visit NCT05383196 at www.clinicialtrials.gov.

Critical Accounting Policies

Our accounting policies are described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of our Annual Report on Form 10-K as of and for the year ended December 31, 2022, filed with the SEC on March 2, 2023. There have been no changes to our critical accounting policies since December 31, 2022.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 and 2022

Revenues

Total revenues were $141,000 for the three months ended September 30, 2023, as compared to $93,000 for the prior period. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended September 30,
(in thousands)	2023	2022	Increase (Decrease)
Salaries and staff costs	$1,615	$1,000	$615
Stock-based compensation	294	286	8
Clinical trials, outside services, and lab supplies	5,603	4,279	1,324
Facilities and other	510	444	66
Total research and development	$8,022	$6,009	$2,013

Research and development expenses increased by $2.0 million for the three months ended September 30, 2023, compared to the same period in 2022. The overall increase in expenses was primarily due to costs associated with clinical programs and outside service costs related to the development of our lead drug candidate, onvansertib. The increase in salaries and staff costs from additional hires in senior management and our clinical operations team (research and development average headcount grew by 50% over the comparative period).

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended September 30,
(in thousands)	2023	2022	Increase (Decrease)
Salaries and staff costs	$731	$808	$(77)
Stock-based compensation	661	751	(90)
Outside services and professional fees	1,011	840	171
Facilities and other	536	678	(142)
Total selling, general and administrative	$2,939	$3,077	$(138)

Selling, general and administrative expenses decreased by $0.1 million for the three months ended September 30, 2023, compared to the same period in 2022. Salary and staff costs and stock-based compensation decreased due to lower headcount. Facilities and other costs were lower as a result of a reduction of insurance costs compared to the prior period. The increase in outside services and professional fees was due mainly to additional legal fees for contract reviews.

Interest Income, Net

Interest income, net was $1.1 million for the three months ended September 30, 2023 as compared to $0.5 million for the same period of 2022. The increase in interest income was primarily due to higher interest rates on our short-term investments portfolio for the three months ended September 30, 2023 as compared to the same period of 2022.

Nine Months Ended September 30, 2023 and 2022

Revenues

Total revenues were $332,000 for the nine months ended September 30, 2023, as compared to $258,000 for the same period in 2022. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Increase (Decrease)
Salaries and staff costs	$4,475	$3,131	$1,344
Stock-based compensation	985	746	239
Clinical trials, outside services, and lab supplies	18,118	15,699	2,419
Facilities and other	1,516	1,089	427
Total research and development	$25,094	$20,665	$4,429

Research and development expenses increased by $4.4 million for the nine months ended September 30, 2023, compared to the same period in 2022. The overall increase in expenses was primarily due to costs associated with clinical programs and outside service costs related to the development of our lead drug candidate, onvansertib. Salaries and staff costs increased primarily from additional hires in senior management and our clinical operations team (research and development average headcount grew by 37% over the comparative period). The increase in facilities and other costs is primarily due to increased allocation of facilities cost resulting from headcount growth compared to the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Increase (Decrease)
Salaries and staff costs	$2,888	$2,460	$428
Stock-based compensation	2,615	2,498	117
Outside services and professional fees	3,102	3,119	(17)
Facilities and other	1,713	2,026	(313)
Total selling, general and administrative	$10,318	$10,103	$215

Selling, general and administrative expenses increased by $0.2 million for the nine months ended September 30, 2023, compared to the same period in 2022. Salaries and staff costs increased due to an employee severance agreement. The decrease in facilities and other costs was primarily due to reduced insurance costs compared to the prior period.

Interest Income, Net

Interest income, net was $3.1 million for the nine months ended September 30, 2023 as compared to $0.8 million for the same period of 2022. The increase in interest income was primarily due to higher interest rates on our short-term investments portfolio for the nine months ended September 30, 2023 as compared to the same period of 2022.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 2023, was $23.7 million, compared to $24.4 million for the nine months ended September 30, 2022. Our use of cash was primarily a result of the net loss of $32.1 million for the nine months ended September 30, 2023, adjusted for non-cash items related to stock-based compensation of $3.6 million. The net change in our operating assets and liabilities decreased cash used in operations by $5.2 million. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Net cash provided by investing activities was $22.6 million primarily related to sales and maturities in excess of purchases of marketable securities for the nine months ended September 30, 2023, compared to net cash provided by investing activities of $31.1 million primarily related to sales and maturities in excess of purchases of marketable securities during the same period in 2022.

Net cash provided in financing activities was $0 for the nine months ended September 30, 2023, compared to net cash provided by financing activities of $0.1 million during the same period of 2022.

As of September 30, 2023, and December 31, 2022, we had working capital of $74.9 million and $103.5 million, respectively.

We have incurred net losses since our inception and have negative operating cash flows. As of September 30, 2023, we had $81.4 million in cash, cash equivalents and short-term investments and we believe we have sufficient cash to meet our funding requirements for at least the next 12 months following the issuance date of this Quarterly Report on Form 10-Q. Based on our current projections we expect that our capital resources are sufficient to fund our operations into 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, is formatted in Inline XBRL

#    Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIFF ONCOLOGY, INC.

November 2, 2023	By:	/s/ Mark Erlander
Mark Erlander
Chief Executive Officer

CARDIFF ONCOLOGY, INC.

November 2, 2023	By:	/s/ James Levine
James Levine
Chief Financial Officer