Form 10-K
period 2023-12-31
Cardiff Oncology, Inc.
filed 2024-02-29
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                 to
Commission File Number: 001-35558
CARDIFF ONCOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2004382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
11055 Flintkote Avenue, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)
(858) 952-7570
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.0001 par value	CRDF	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $1.47 per share, which was the last sale price of the common stock as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $64,335,342.
As of February 22, 2024, 44,677,169 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.
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

•Security threats to our information technology infrastructure and/or our physical buildings could expose us to liability and damage our reputation and business.

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

PART I

ITEM 1. BUSINESS

We are a clinical-stage biotechnology company leveraging PLK1 inhibition, a well-validated oncology drug target, to develop novel therapies across a range of cancers with the greatest unmet medical need. Our goal is to target tumor vulnerabilities with treatment combinations of onvansertib, our oral and highly selective PLK1 inhibitor, and standard-of-care therapeutics. We are focusing our clinical program in indications such as RAS-mutated metastatic colorectal cancer ("mCRC"), as well as in investigator-initiated trials in metastatic pancreatic ductal adenocarcinoma ("mPDAC"), small cell lung cancer ("SCLC"), and triple negative breast cancer ("TNBC"). Our clinical development programs incorporate tumor genomics and biomarker assays to refine assessment of patient response to treatment.

Our Lead Drug Candidate, Onvansertib

Onvansertib is an oral, small molecule drug candidate that is highly specific for PLK1 inhibition with a 24-hour half-life.

We believe the attributes of onvansertib described below, as well as early clinical evidence of favorable safety and efficacy, with expected on-target, manageable and transient side effects, may prove beneficial in addressing clinical therapeutic needs across a variety of cancers:

•Onvansertib is highly potent and highly selective against the PLK1 enzyme (IC50 = 2nM; IC50 is the concentration for 50% inhibition), compared to prior PLK1 inhibitors that were pan-inhibitors of several PLK targets. Low or no activity of onvansertib was observed on a panel of 63 kinases (IC50>500 nM), including the PLK members PLK2 and PLK3 (IC50>10,000 nM);

•Onvansertib is orally bioavailable, allowing for relative ease and flexibility of dosing;

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

In addition, in vivo combination studies have confirmed the positive results obtained in vitro and additive or synergistic effects on efficacy have been observed in xenograft models of onvansertib in combination with irinotecan, 5-fluorouracil ("5-FU"), abiraterone, PARP inhibitors, venetoclax, paclitaxel, or bevacizumab. Combining onvansertib with standard-of-care cancer agents provides opportunities for synergy with many cancer therapies.

There are five ongoing and planned clinical trials of onvansertib: one trial (CRDF-004) in first-line treatment in patients with RAS-mutated mCRC, one trial (CRDF-001) in second-line treatment in patients with mPDAC, and three investigator-initiated trials in first-line mPDAC, relapsed SCLC and unresectable locally advanced or metastatic TNBC.

Previously we reported data from two additional trials: one trial (TROV-054) in second-line treatment in patients with KRAS-mutated mCRC, and one trial (CRDF-003), which we refer to as the ONSEMBLE trial, in second-line treatment in patients with RAS-mutated mCRC.

RAS-mutated mCRC Program:

CRDF-004 Randomized Clinical Trial in First-Line RAS-mutated mCRC

CRDF-004 is a Phase 2 open-label, randomized multi-center clinical trial of onvansertib in combination with standard-of-care FOLFIRI and bevacizumab or FOLFOX and bevacizumab for the first-line treatment of patients with RAS-mutated mCRC. The primary objectives of the CRDF-004 trial are to evaluate onvansertib’s safety and efficacy in combination with the standard-of-care, as well as to evaluate two doses of onvansertib, 20mg and 30mg, given in combination with standard-of-care, against standard-of-care alone. The primary endpoint of the trial is objective response rate ("ORR"). Progression-free survival and duration of response will be secondary endpoints. We anticipate interim data in mid-2024. Pfizer Ignite is responsible for the clinical execution of the trial and it is expected to enroll approximately 90 evaluable patients. For more information, please visit NCT06106308 at www.clinicialtrials.gov.

Contingent upon the results of CRDF-004, we plan to initiate CRDF-005, a Phase 3, randomized trial with registrational intent. The FDA has agreed that a seamless trial with ORR at an interim point is an acceptable endpoint to pursue accelerated approval, with progression-free survival and trend in overall survival being the endpoints for full approval.

Phase 1b/2 Clinical Trial in Second-Line KRAS-mutated mCRC

TROV-054, a Phase 1b/2 open-label multi-center clinical trial of onvansertib in combination with standard-of-care FOLFIRI and bevacizumab for the second-line treatment of patients with KRAS-mutated mCRC, completed enrollment in October 2022.

The primary objectives of this trial were to evaluate the Dose-Limiting Toxicities ("DLTs"), maximum tolerated dose ("MTD") and recommended Phase 2 dose ("RP2D") of onvansertib in combination with FOLFIRI and bevacizumab (Phase 1b) and to continue to assess the safety and preliminary efficacy of onvansertib in combination with FOLFIRI and bevacizumab patients with KRAS-mutated mCRC (Phase 2). For more information, please visit NCT03829410 at www.clinicialtrials.gov.

Data presented on August 7, 2023, provided an update of the ongoing TROV-054 Phase 1b/2 single arm clinical trial in KRAS-mutated metastatic colorectal cancer:

•ORR across all evaluable patients was 29%, with 19 of 66 evaluable patients achieving an objective response. Responses have been observed across multiple KRAS variants;

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

•A subgroup analysis of patients who were bevacizumab naïve when they entered second-line therapy vs. patients who had received prior bevacizumab in first-line therapy showed that patients who were bevacizumab naïve (n=15) had an ORR of 73% and mPFS of 15 months, which is well above historical controls. In contrast, patients previously treated with bevacizumab (n=51) had an ORR of 16% and mPFS of 7.8 months.

•Data on Treatment Emergent Adverse Events ("TEAEs") on the trial showed that onvansertib is well-tolerated when used in combination with FOLFIRI and bevacizumab. The more severe, grade 4 TEAEs are either neutropenia or leukopenia, which are common events in patients treated with FOLFIRI and bevacizumab. None of the patients with grade 4 TEAEs discontinued treatment due to their condition and all resolved without issue. There were no major or unexpected toxicities seen in the trial.

Based on the interim results of the TROV-054 trial, we previously designed the ONSEMBLE trial (CRDF-003) as the next phase of our mCRC program. Upon further review of the clinical data from the bevacizumab naïve subgroup (those patients who did not receive bevacizumab in their first-line therapy), the preclinical data on the mechanism of action and the feedback from the FDA on our clinical development strategy, we made the decision to discontinue enrollment in the ONSEMBLE trial and to initiate the CRDF-004 clinical trial.

Phase 2 Clinical Trial in Second-Line RAS-mutated mCRC

The ONSEMBLE trial (CRDF-003) is a Phase 2 randomized, open-label multi-center clinical trial of onvansertib in combination with standard-of-care FOLFIRI and bevacizumab for the second-line treatment of patients with RAS-mutated mCRC. The primary objectives of the ONSEMBLE trial are to evaluate onvansertib’s safety and efficacy in combination with FOLFIRI and bevacizumab, as well as to evaluate two doses of onvansertib, 20mg and 30mg, given in combination with FOLFIRI and bevacizumab, against FOLFIRI and bevacizumab alone. The primary endpoint of the trial is ORR. For more information, please visit NCT05593328 at www.clinicialtrials.gov.

The ONSEMBLE trial was discontinued in August 2023 as part of the company’s shift to a first-line mCRC program, and the 23 patients enrolled continued treatment per protocol.

Data presented on February 29, 2024, provided the first update of the ongoing ONSEMBLE Phase 2 randomized clinical trial in RAS-mutated mCRC:

•ORR data for each arm of the trial and for the two experimental arms combined are shown in the table below. The table also presents ORR data for two subgroups of patients: those who were bevacizumab naïve when they entered second-line therapy vs. patients who had received prior bevacizumab in first-line therapy.

Objective Response Rate	Bevacizumab Naïve Patients(1)	Bevacizumab Exposed Patients	All Patients
FOLFIRI/bev (SoC alone); (N=6)	0% (0 of 3)	0% (0 of 3)	0% (0 of 6)
Onvansertib 20 mg + SoC; (N=8)	50% (1 of 2)	0% (0 of 6)	13% (1 of 8)
Onvansertib 30 mg + SoC; (N=7)	50% (1 of 2)	0% (0 of 5)	14% (1 of 7)
Onvansertib (all doses) + SoC; (N=15)	50% (2 of 4)	0% (0 of 11)	13% (2 of 15)
(1)    The two partial responses were confirmed on the patients' subsequent scans.

•Data on TEAEs on the trial showed that onvansertib is well-tolerated when used in combination with FOLFIRI and bevacizumab. No Grade 4 TEAEs were observed for the arms of FOLFIRI and bevacizumab alone and onvansertib 30 mg given in combination with FOLFIRI and bevacizumab. Two Grade 4 TEAEs of neutropenia were seen in patients receiving 20 mg onvansertib given in combination with FOLFIRI and bevacizumab. Both patients recovered within 7 and 10 days after withholding the study treatment and no dose reductions in subsequent treatment cycles were needed. There were no major or unexpected toxicities seen in the trial.

The ORR data from the randomized ONSEMBLE trial validates the findings observed in the company’s earlier single-arm Phase 1b/2 KRAS-mutated mCRC trial (TROV-054). In the ONSEMBLE trial, objective responses were observed only in bevacizumab naïve patients versus bevacizumab exposed patients. In addition, these objective responses were present only in bevacizumab naïve patients randomized to the experimental arms of onvansertib in combination with FOLFIRI and bevacizumab versus bevacizumab naïve patients randomized to the FOLFIRI and bevacizumab alone control arm.

mDPAC Program:

Phase 2 Investigator-Initiated Clinical Trial in First-Line mPDAC

A two-cohort, non-randomized Phase 2 trial of onvansertib in combination with first-line standard-of-care Gemzar® and Abraxane® will be conducted at the OHSU Knight Cancer Institute. The enrollment criteria includes patients who are treatment-naïve with an ECOG performance status of 0 to 1, and with unresectable, locally advanced, or metastatic pancreatic cancer with measurable disease per RECIST 1.1.

The first cohort of patients will receive ten days of monotherapy as a lead-in. After the lead-in period, patients will then move to receive a combination regimen of standard-of-care chemotherapy and onvansertib.

The second cohort of patients will not receive the onvansertib monotherapy lead-in, but will move straight to the combination regimen.

This combination regimen consists of Gem-Abraxane on days 1, 8 and 15 of a four-week cycle. Patients will receive daily onvansertib with chemotherapy on days 1 through 5, days 8 through 12, and days 15 through 19. Patients will be monitored with bloodwork on a weekly basis.

The primary endpoint of this trial will be ORR, disease control rate ("DCR") at 16 weeks. Secondary endpoint will be DoR and PFS.

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

The objective of this trial is to assess the safety and preliminary efficacy of onvansertib in combination with nanoliposomal irinotecan (Onyvide®), 5-FU and leucovorin as a 2nd line treatment in patients with mPDAC who have failed first-line gemcitabine-based therapy. For more information, please visit NCT04752696 at www.clinicialtrials.gov.

Preliminary data presented on September 26, 2023 provided an update of the ongoing CRDF-001 Phase 2 open label clinical trial in mPDAC:

•Preliminary data from 21 patients evaluable for radiographic response showed 1 patient achieving a confirmed partial response (“PR”) and 3 patients achieving unconfirmed partial response that were awaiting confirmatory scans;

•19% objective response rate (“ORR”) achieved compared to historical control of 7.7% in second-line setting;

•5.0 months median progression-free survival (“mPFS”) achieved compared to historical control of 3.1 months with standard of care (“SoC”);

An update provided on February 29, 2024 indicated 3 of the 4 PRs are confirmed PRs and 1 of the 4 PRs did not confirm on their subsequent scan.

mPDAC biomarker discovery trial

The investigator-initiated biomarker discovery trial is exploring the impact of onvansertib 10-day monotherapy on tumors in mPDAC patients, and is currently enrolling at the Oregon Health & Science University (OHSU) Knight Cancer Institute. Enrollment for this trial is closed.

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

An examination of the safety data from the first six patients by the institutional review board confirmed the trial can continue to enroll as planned. Preliminary efficacy data for seven patients presented on September 26, 2023, showed one confirmed partial response (“PR”), three stable disease (“SD”) and three progressive disease (“PD”). The disease control rate (“DCR”), including PR and SD, is 57% (4 of 7 patients).

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

In our ongoing CRDF-004 clinical trial in RAS-mutated mCRC, we are quantitatively assessing changes in the RAS mutational burden with a blood test based on ctDNA. In TROV-054, our phase 1b/2 single-arm clinical trial in KRAS-mutated metastatic colorectal cancer, decreases in KRAS Mutant Allelic Frequency ("MAF") in ctDNA after the first cycle of treatment were highly predictive of subsequent radiographic response observed as tumor shrinkage.

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

The Market

Metastatic Colorectal Cancer

Colorectal Cancer ("CRC") is a common cause of cancer death in the US. The American Cancer Society's estimates for the number of CRC diagnoses expected in the US in 2024 are 106,590 new cases of colon cancer and 46,220 new cases of rectal cancer, with an estimated 53,010 deaths predicted during 2024. Cancer‑specific mortality of CRC is predominantly due to metastatic disease. Despite significant progress in the treatment of mCRC, the majority of patients with mCRC succumb to the disease. RAS mutations in the CRC population are common, with greater than 50% of tumors from CRC patients harboring a RAS mutation (43% KRAS, 9% NRAS).

The efficacy of first-line therapy in terms of response and survival prolongation remains limited. Therefore, improving the treatment options and effectiveness of treatment is critical to changing the outcomes for the RAS-mutated patient population.

Additional Cancer Indications

We and certain investigators are currently conducting signal-finding clinical trials to explore the treatment opportunity for onvansertib in mPDAC, SCLC and TNBC.

Collaborative Relationship

Pfizer, Inc.

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

In August 2023, we announced that Pfizer Ignite, a new end-to-end service for biotech companies, will be responsible for the clinical activities of our new CRDF-004 trial in first-line RAS-mutated mCRC. This expands the relationship established in November 2021 and extends the term of the Information Rights Agreement through the conclusion of the CRDF-004 clinical trial. Pfizer Ignite is a new end-to-end service for biotech companies with high potential science that leverages Pfizer Inc.’s significant R&D capabilities, scale and expertise to accelerate the development of breakthrough therapies. We are financially responsible for all clinical trial activities performed by Pfizer Ignite and maintain full economic ownership and control of onvansertib.

Intellectual Property

We consider the protection of our proprietary technologies and products, as well as our ability to maintain patent protection that covers the composition of matter of our product candidates, their methods of use, and other related technologies and inventions, to be a critical element in the success of our business. As of December 31, 2023, our owned and licensed intellectual property included 53 issued patents and 43 pending patent applications (one U.S. patent application was recently allowed) in the U.S. and abroad, some of which are related to our legacy patent portfolio. The pending patent applications include multiple international patent applications filed under the Patent Cooperation Treaty that may be used as the basis for multiple additional patent applications worldwide.

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

On September 19, 2018, we entered into an Exclusive Patent License Agreement with MIT to a patent family directed to combination therapies including an antiandrogen or androgen antagonist and a polo-like kinase inhibitor (such as onvansertib) for the treatment of cancer. The license agreement as amended covers the rights to develop combination therapies and identified predictive clinical biomarkers across cancer types, expanding potential indications for onvansertib. Under the agreement, we have exclusive rights to develop, make, use, and sell combination therapies that include a PLK inhibitor in combination with an anti-androgen or androgen antagonist, or in combination with a microtubule polymerization inhibitor, for the treatment of cancer. The exclusive license agreement is part of our strategy to explore the efficacy of onvansertib in combination with anti-androgen drugs in cancers including prostate, breast, pancreatic, lung and gastrointestinal.

The licensed MIT patent family includes U.S. Patent Nos. 9,566,280, 10,155,006, and 10,772,898, which will expire in 2035, with patent term extension up to 2040. U.S. Patent No. 9,566,280 encompasses using abiraterone in combination with onvansertib to treat cancer. U.S. Patent Nos. 10,155,006 and 10,772,898 broaden earlier issued U.S. Patent No. 9,566,280, by expanding the use of onvansertib to encompass combination therapies with any anti-androgen and androgen antagonist drug, such as Zytiga®, Xtandi® and Erleada® for the treatment of metastatic and non-metastatic castrate-resistant prostate cancer.

Our owned intellectual property includes twenty patent families related to onvansertib. These families include patent applications directed to treating cancer using PLK1 inhibitors and determining efficacy of the treatment, treating benign prostatic hyperplasia using onvansertib, treating prostate cancer using PLK1 inhibitors, determining or predicting efficacies or responsiveness of PLK1 inhibitor treatments based on biomarkers, and treating cancers with combination therapies of PLK1 inhibitors (including combination therapies of PLK1 inhibitors with B-cell lymphoma 2 inhibitors, poly ADP ribose polymerase inhibitors, fibroblast growth factor receptor inhibitors, lysine-specific demethylase 1 inhibitors, or irinotecan). Any patents issued in these families will expire between 2039 and 2044. One of the patent families includes a patent application directed to selecting and treating cancers with combination therapies of PLK1 inhibitors. MIT and we co-own this family. On November 17, 2021, we amended the Exclusive Patent License Agreement with MIT to include this patent family.

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

Healthcare Reform in the United States

Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act (“ACA”), which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, was signed into law and significantly affected the pharmaceutical industry. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA increases the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; expanded manufacturer Medicaid rebate liability to include utilization by beneficiaries enrolled in Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs; modified the AMP definition under the MDRP for drugs that are inhaled, infused, instilled, implanted or injected; increased the number of entities eligible for discounts under the 340B program; and included a discount on brand name drugs for Medicare Part D beneficiaries in the coverage gap, or “donut hole.”

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, an executive order was issued to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024.

The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion. There have been several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Data Privacy and Security

We are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act(“CCPA”), the California Privacy Rights Act(“CPRA”), and the General Data Protection Regulation(“GDPR”), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Competition

Onvansertib is not the first PLK inhibitor that has entered clinical development; however, we believe it currently is the only oral PLK1 inhibitor in active clinical development that delivers highly selective PLK1 inhibition. Onvansertib is also synergistic in combination with numerous chemotherapies and targeted therapeutics and may enhance and/or extend response to treatment across a number of solid tumor cancers. In six clinical trials with over 250 patients, onvansertib was shown to be well-tolerated when dosed as a single agent or in combination with other therapies.

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

As of February 22, 2024, we had a total of 32 employees, 31 of whom were full-time. Based on self-identification data, 47% of our employees identify as female and 47% of our employees identify as a racial or ethnic minority. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

We are a clinical stage company and have incurred losses since our formation. As of December 31, 2023, we have an accumulated total deficit of approximately $339.5 million. For the fiscal years ended December 31, 2023 and 2022, we had a net loss attributable to common stockholders of approximately $41.5 million and $38.7 million, respectively. To date, we have experienced negative cash flow from development of our product candidate, onvansertib. We have generated limited revenue from operations, and we expect to incur substantial net losses for the foreseeable future as we seek to further develop and commercialize onvansertib. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all.

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

As of December 31, 2023, our cash, cash equivalents and short-term investments balance was approximately $74.8 million and our working capital was approximately $67.0 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidate. We have historically relied upon private and public sales of our equity, as well as debt financings to fund our operations. In order to raise additional capital, we may seek to sell additional equity and/or debt securities or obtain a credit facility or other loan, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidate, restrict our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital at acceptable terms would result in a material and adverse impact on our operations.

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

We are a small company with 32 employees as of December 31, 2023. Future growth of our company will impose significant additional responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development of our product candidate. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

It is essential to our business strategy that our technology and network infrastructure and our physical buildings remain secure and are perceived by our customers and corporate partners to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks by hackers and other security threats. We may face cyber-attacks that attempt to penetrate our network security, sabotage or otherwise disable our research, products and services, misappropriate our or our partners’ and third party providers proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. Despite security measures, we also cannot guarantee security of our physical buildings. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development and other programs. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of any product candidate could be delayed. While we maintain insurance to cover operational risks, such as cyber risk and technology outages, our insurance may not be sufficient to cover all liability described herein. These risks will likely increase as we store and process more data.

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

Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, or ACA, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, was signed into law and significantly affected the pharmaceutical industry. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA increases the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; expanded manufacturer Medicaid rebate liability to include utilization by beneficiaries enrolled in Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs; modified the AMP definition under the MDRP for drugs that are inhaled, infused, instilled, implanted or injected; increased the number of entities eligible for discounts under the 340B program; and included a discount on brand name drugs for Medicare Part D beneficiaries in the coverage gap, or “donut hole.”

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, an executive order was issued to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024.

The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion. There have been several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023 resulted in significant disruption in the financial services industry. If any of the banks which hold our cash deposits were to be placed into receivership, we may be unable to access our cash, cash equivalents and available-for-sale marketable securities, which would adversely affect our business. In addition, if any of the third parties on which we rely to conduct certain aspects of our preclinical studies or clinical trials are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to fulfill their obligations to us could be adversely affected.

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

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our clinical development programs and the diseases our product candidate is being developed to treat. We intend to utilize appropriate social media in connection with communicating about our development programs. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to report an alleged adverse event during a clinical trial. When such disclosures occur, we may fail to monitor and comply with applicable adverse event reporting obligations, or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website, or a risk that a post on a social networking website by any of our employees may be construed as inappropriate promotion. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.

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

Net operating loss carryforwards allow companies to use past years' net operating losses to offset against future years’ profits, if any, to reduce future tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986 limit a corporation’s ability to utilize its net operating loss carryforwards and certain other tax attributes (including research credits) to offset any future taxable income or tax if the corporation experiences a cumulative ownership change of more than 50% over any rolling three year period. State net operating loss carryforwards (and certain other tax attributes) may be similarly limited. An ownership change can therefore result in significantly greater tax liabilities than a corporation would incur in the absence of such a change and any increased liabilities could adversely affect the corporation’s business, results of operations, financial condition and cash flow.

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

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. For example, during the year ended December 31, 2023, the closing price of our common stock ranged from a low of $0.96 to a high of $2.18. These fluctuations may be due to various factors, many of which are beyond our control, including:

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

•operating results below expectations;

•loss of any strategic relationship;

•industry developments;

•economic and other external factors;

•catastrophic weather and/or global disease outbreaks, such as the COVID-19 pandemic; and

•period-to-period fluctuations in our financial results.

In addition, market fluctuations, as well as general political and economic conditions, could materially adversely affect the market price of our securities. Because we are a development stage company with no revenue from operations to date, other than licensing, milestone and royalty income unrelated to onvansertib, you should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the foregoing.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We believe cybersecurity is critical to advancing our technological developments. As a biopharmaceutical company, we face a multitude of cybersecurity threats common to most industries, such as ransomware and denial-of service. Our customers, suppliers, subcontractors, and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our business strategy, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity.

Risk Management

We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. We have established cybersecurity security awareness training and ongoing monitoring.

In the event of an incident, we intend to follow our cybersecurity incident response plan, which outlines the steps to be followed from incident detection to mitigation, and notification. We contract with external firms that have extensive information technology and program management experience. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks. As a biopharmaceutical company, we must comply with extensive regulations, including requirements imposed by the Federal Drug Administration related to adequately safeguarding patient information and reporting cybersecurity incidents to the SEC. In addition to following SEC guidance and implementing pre-existing third party frameworks, we have developed our own practices and frameworks, which we believe enhance our ability to identify and manage cybersecurity risks. Assessing, identifying, and managing cybersecurity related risks are factored into our overall business approach. We rely heavily on our supply chain to deliver our products and services, and a cybersecurity incident at a clinical site, subcontractor, or business partner could materially adversely impact us. We require that our subcontractors report cybersecurity incidents to our IT Incident Response Coordinator who will investigate the direct impact of the incident. Once a potential incident has been confirmed, the Incident Response Coordinator will notify senior management that activation of the incident response plan is required and assign a severity rating, ranging from none to critical, based on the perceived impact.

Governance

The Audit Committee has oversight responsibility for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks, and it reports any findings and recommendations, as appropriate, to the full Board for consideration. Senior management regularly discusses cyber risks and trends and, should they arise, any material incidents with the Audit Committee.

While we have not experienced any material cybersecurity threats or incidents in recent years, there can be no guarantee that we will not be the subject of future threats or incidents. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See “Risk Factors” for a discussion of cybersecurity risks.

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

Number of Stockholders

As of February 22, 2024, we had approximately 58 stockholders of record of our common stock.

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are a clinical-stage biotechnology company, headquartered in San Diego, CA, leveraging PLK1 inhibition, a well-validated oncology drug target, to develop novel therapies across a range of cancers with the greatest unmet medical need. Our goal is to target tumor vulnerabilities with treatment combinations of onvansertib, our oral and highly selective PLK1 inhibitor, and standard-of-care therapeutics. We are focusing our clinical program in indications such as RAS-mutated metastatic colorectal cancer ("mCRC"), as well as in investigator-initiated trials in metastatic pancreatic ductal adenocarcinoma ("mPDAC"), and small cell lung cancer ("SCLC"). Our clinical development programs incorporate tumor genomics and biomarker assays to refine assessment of patient response to treatment. Our common stock is listed on the Nasdaq Capital Market under the ticker symbol "CRDF".

Company Updates

On February 2, 2023 we announced the appointment of Fairooz Kabbinavar, M.D., FACP, as Chief Medical Officer.

Our accumulated deficit through December 31, 2023 is $339.5 million. To date, we have generated minimal revenues, unrelated to onvansertib, and expect to incur additional losses to perform further research and development activities.

Our drug development efforts are in their early stages, and we cannot make estimates of the costs or the time that our development efforts will take to complete, or the timing and amount of revenues related to the sale of our drug. The risk of completion of any program is high because of the many uncertainties involved in developing new drug candidates to market, including the long duration of clinical testing, the specific performance of proposed products under stringent clinical trial protocols, extended regulatory approval and review cycles, our ability to raise additional capital, the nature and timing of research and development expenses, and competing technologies being developed by organizations with significantly greater resources.

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

Results of Operations

Years Ended December 31, 2023 and 2022

Revenues

Our total revenues were $488,000 and $386,000 for the years ended December 31, 2023 and 2022, respectively. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	For the years ended December 31,
(in thousands)	2023	2022	Increase/(Decrease)
Salaries and staff costs	$5,930	$4,031	$1,899
Stock-based compensation	1,279	1,035	244
Clinical trials, outside services, and lab supplies	23,686	20,556	3,130
Facilities and Other	1,962	1,485	477
Total research and development expenses	$32,857	$27,107	$5,750

Research and development expenses increased by $5.8 million to $32.9 million for the year ended December 31, 2023 from $27.1 million for the year ended December 31, 2022. The overall increase in expenses was primarily due to costs associated with clinical programs and outside service costs related to the development of our lead drug candidate, onvansertib. Salaries and staff costs increased primarily from additional hires in senior management and our clinical operations team (research and development average headcount grew by 39% over the comparative period). The increase in facilities and other costs is primarily due to increased allocation of facilities cost resulting from headcount growth compared to the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	For the years ended December 31,
(in thousands)	2023	2022	Increase/(Decrease)
Salaries and staff costs	$3,531	$3,134	$397
Stock-based compensation	3,230	3,221	9
Outside services and professional fees	4,133	4,192	(59)
Facilities and other	2,149	2,634	(485)
Total selling, general and administrative	$13,043	$13,181	$(138)

Selling, general and administrative expenses decreased by $138,000 to $13.0 million for the year ended December 31, 2023, from $13.2 million for the year ended December 31, 2022. Salaries and staff costs increased due to an employee severance agreement. The decrease in facilities and other costs was primarily due to reduced insurance costs compared to the prior period.

Interest Income, Net

Interest income, net was $4.1 million for the year ended December 31, 2023 as compared to $1.6 million for the year ended December 31, 2022. The increase in interest income was primarily due to higher interest rates on our short-term investments portfolio for the year ended December 31, 2023 as compared to the same period of 2022.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended December 31, 2023 was $30.9 million, compared to $33.8 million for the year ended December 31, 2022. Our use of cash was primarily a result of the net loss of $41.4 million for the year ended December 31, 2023, adjusted for non-cash items related to stock-based compensation of $4.5 million. The net change in our operating assets and liabilities was $6.6 million decreasing cash used in operations. Our use of cash was primarily a result of the net loss of $38.7 million for the year ended December 31, 2022, adjusted for non-cash items mainly related to stock-based compensation of $4.3 million, and amortization of premiums on short-term investments of $0.6 million. The net change in our operating assets and liabilities was $0.4 million increasing cash used in operations. At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Net cash provided by investing activities was $36.2 million primarily related to sales and maturities in excess of purchases of marketable securities during the year ended December 31, 2023, compared to net cash used in investing activities of $38.1 million primarily related to sales and maturities in excess of purchases of marketable securities during the same period in 2022.

Net cash provided by financing activities was $0.0 million during the year ended December 31, 2023, compared to net cash provided by financing activities of $0.1 million for the same period in 2022.

As of December 31, 2023 and 2022, we had working capital of $67.0 million and $103.5 million, respectively.
We have incurred net losses since our inception and have negative operating cash flows. As of December 31, 2023, we had $74.8 million in cash, cash equivalents and short-term investments and we believe we have sufficient cash to meet our funding requirements for at least the next 12 months following the issuance date of these financial statements. Based on our current projections we expect that our capital resources are sufficient to fund our operations into the third quarter of 2025.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

As of December 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2024 (the “2024 Proxy Statement”), under the heading “Election of Directors.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement under the headings “Family Relationships and other Arrangements.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2024 Proxy Statement under the heading “Proposal 2: Ratification of the Appointment of Our Independent Registered Public Accounting Firm for Fiscal Year Ending December 31, 2024.”

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibit
(a)(1) Financial Statements
The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

(b) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12G filed on November 25, 2011).
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on March 20, 2012).
3.3	By-Laws of Trovagene, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G filed on November 25, 2011).
3.4	Certificate of Amendment of Amended and Restated Certificate of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 1, 2018).
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 12, 2018).
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 29, 2019).
3.7	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 31, 2019).
3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 20, 2019).
3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 6, 2020).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 13, 2020).
3.11	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).
4.1	Form of Common Stock Certificate of Trovagene, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12G filed on November 25, 2011).
4.2+	2004 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 19, 2004)
4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 1, 2014).
4.4+	Trovagene, Inc. 2014 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on July 23, 2014).
4.5	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 26, 2016).
4.6	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 12, 2018).
4.7	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.16 to Form 10-K filed on February 27, 2020).
4.8+	Cardiff Oncology, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2021).
10.1	Summary of Terms of Lease Agreement dated as of October 28, 2009 between Trovagene, Inc. and BMR-Sorrento West LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12G/A filed on February 15, 2012).

10.2	Form of First Amendment to Standard Industrial Net Lease dated September 28, 2011 between Trovagene, Inc. and BMR-Sorrento West LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-12G/A filed on February 15, 2012).
10.3	Form of Second Amendment to Standard Industrial Net Lease dated October 2011 between Trovagene, Inc. and BMR-Sorrento West LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-12G/A filed on February 15, 2012).
10.4	Form of Third Amendment to Standard Industrial Net Lease dated October 22, 2012 between Trovagene, Inc. and BMR-Sorrento West, LP. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 12, 2015).
10.5	Form of Fourth Amendment to Standard Industrial Net Lease dated December 2, 2013 between Trovagene, Inc. and BMR-Coast 9 LP. (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on March 12, 2015).
10.6	Form of Fifth Amendment to Standard Industrial Net Lease dated May 14, 2014 between Trovagene, Inc. and BMR-Coast 9 LP. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed on March 12, 2015).
10.7	Sixth Amendment to Standard Industrial Net Lease dated June 11, 2015 between Trovagene, Inc. and BMR-Coast 9 LP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2015).
10.8+	Form of Indemnification Agreement to be entered into between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2015).
10.9+	Amended and Restated Employment Agreement, dated February 22, 2021, by and between the Company and Mark Erlander (incorporated by reference to Exhibit 10.9 to Form 10-K filed on February 25, 2021).
10.10	Form of Seventh Amendment to Standard Industrial Net Lease dated April 4, 2016 between Trovagene, Inc. and BMR-Coast 9 LP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2016).
10.11*	License Agreement dated as of March 13, 2017 between Nerviano Medical Sciences S.r.l. and Trovagene, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed on March 15, 2017).
10.12	Stock and Warrant Subscription Agreement entered into as of May 8, 2020 by and between Cardiff Oncology, Inc. and POC Capital, LLC. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 13, 2020).
10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 13, 2020).
10.14	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 19, 2020).
10.15	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 16, 2020).
10.16+	Employment Agreement, dated July 12, 2021 by and between James Levine and Cardiff Oncology, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 12,2021).
10.17	Securities Purchase Agreement, dated November 17, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 18, 2021).
10.18+	Employment Agreement, dated January 30, 2023 by and between Dr. Fairooz Kabbinavar and Cardiff Oncology, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 2,2023).
10.19@	Development Agreement between Cardiff Oncology, Inc. and Pfizer, Inc. dated June 30, 2023 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 9, 2023).
23.1	Consent of BDO USA, P.C.
24	Power of Attorney (included on signature page hereto).
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Cardiff Oncology, Inc. Clawback Policy.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	XBRL Taxonomy Extension Labels Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.

+    Indicates a management contract or compensatory plan or arrangement.

*    The SEC has granted confidential treatment with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

@    Portions of this exhibit (indicated by asterisks) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIFF ONCOLOGY, INC.

/s/ Mark Erlander
2/29/2024	Chief Executive Officer (Principal Executive Officer)

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

SIGNATURE	TITLE	DATE

/s/ Mark Erlander	Chief Executive Officer	2/29/2024
Mark Erlander	(Principal Executive Officer)

/s/ James Levine	Chief Financial Officer	2/29/2024
James Levine	(Principal Financial and Accounting Officer)

/s/ Rodney S. Markin	Chairman of the Board and Director	2/29/2024
Rodney S. Markin

/s/ James O. Armitage	Director	2/29/2024
James O. Armitage

/s/ Mani Mohindru	Director	2/29/2024
Mani Mohindru

/s/ Gary W. Pace	Director	2/29/2024
Gary W. Pace

/s/ Renee Tannenbaum	Director	2/29/2024
Renee Tannenbaum

/s/ Lâle White	Director	2/29/2024
Lâle White

CARDIFF ONCOLOGY, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Cardiff Oncology, Inc.
San Diego, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cardiff Oncology, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee of the Company’s board of directors and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued clinical trial expenses

As disclosed in Note 2 to the financial statements, the Company expenses research and development expenditures as incurred, which include costs relating to clinical trial activities. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the service providers. As of December 31, 2023, the Company’s clinical trial accrual balance of $4.3 million is included in accrued liabilities. The Company’s related 2023 clinical trial expenses are included in research and development expense.

We identified accrued clinical trial expenses as a critical audit matter due to the application of management judgment over the estimate of services provided. Specifically, evaluating the progress or stage of completion of the clinical trial activities under the Company’s research and development agreements is sensitive to the availability of information from service providers. The Company considers several factors including the key terms of the clinical trial agreements, budgets, contract amendments, and the progress of clinical trials toward completion (which includes consideration of patient enrollment). Auditing these elements involved especially challenging auditor judgment due to the nature of the audit evidence available to address these matters.

The primary procedures we performed to address the critical audit matter included:

•Testing management’s estimation of accrued clinical trial expenses by; (i) obtaining and inspecting certain clinical trial agreements, budgets, and contract amendments, (ii) evaluating the Company’s documentation of trial progress and status (including consideration of patient enrollment), (iii) confirming certain amounts invoiced, and amounts paid directly with service providers, and (iv) testing a sample of clinical trial expenses incurred.

•Testing the completeness of the Company’s clinical trial accruals by; (i) inspecting board of directors’ minutes to identify clinical trials, (ii) evaluating publicly available information (such as press releases, investor presentations and public databases that track clinical trials), (iii) inquiring of clinical staff outside of finance to gain an understanding of the status of certain on-going clinical trials, and (iv) testing a sample of payments subsequent to year end.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2007.

San Diego, California
February 29, 2024

Cardiff Oncology, Inc.
Balance Sheets
(in thousands, except par value)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$21,655	$16,347
Short-term investments	53,168	88,920
Accounts receivable and unbilled receivable	288	771
Prepaid expenses and other current assets	2,301	5,246
Total current assets	77,412	111,284
Property and equipment, net	1,238	1,269
Operating lease right-of-use assets	1,708	2,251
Other assets	1,279	1,387
Total Assets	$81,637	$116,191

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,966	$1,956
Accrued liabilities	7,783	5,177
Operating lease liabilities	691	675
Total current liabilities	10,440	7,808
Operating lease liabilities, net of current portion	1,458	2,040
Total liabilities	11,898	9,848

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000 shares authorized; Series A Convertible Preferred Stock liquidation preference $1,068 and $1,044 at December 31, 2023 and December 31, 2022, respectively; (Note 5)	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 44,677 shares issued and outstanding at December 31, 2023 and December 31, 2022	4	4
Additional paid-in capital	409,343	404,834
Accumulated other comprehensive loss	(67)	(395)
Accumulated deficit	(339,541)	(298,100)
Total stockholders’ equity	69,739	106,343
Total Liabilities and Stockholders’ Equity	$81,637	$116,191

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.
Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
Royalty revenues	$488	$386
Costs and expenses:
Research and development	32,857	27,107
Selling, general and administrative	13,043	13,181
Total operating expenses	45,900	40,288

Loss from operations	(45,412)	(39,902)

Other income (expense), net:
Interest income, net	4,069	1,581
Other expense, net	(98)	(383)
Total other income, net	3,971	1,198

Net loss	(41,441)	(38,704)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(24)	(24)

Net loss attributable to common stockholders	$(41,465)	$(38,728)

Net loss per common share — basic and diluted	$(0.93)	$(0.89)

Weighted-average shares outstanding — basic and diluted	44,677	43,600

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.
Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2023	2022
Net loss	$(41,441)	$(38,704)
Other comprehensive loss:
Unrealized gain (loss) on securities available-for-sale	328	(253)
Total comprehensive loss	$(41,113)	$(38,957)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(24)	(24)

Comprehensive loss attributable to common stockholders	$(41,137)	$(38,981)

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.
Statements of Stockholders’ Equity
(in thousands)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Service Receivable	Accumulated other comprehensive loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2021	716	$1	41,964	$4	$400,503	$(139)	$(142)	$(259,810)	$140,417
Stock-based compensation	—	—	—	—	4,256	—	—	—	4,256
Issuance of common stock upon exercise of stock options	—	—	29	—	75	—	—	—	75
Issuance of common stock upon conversion of Series E Convertible Preferred Stock	(655)	(1)	2,684	—	—	—	—	—	(1)
Other comprehensive loss	—	—		—	—	—	(253)	—	(253)
Release of clinical trial funding commitment	—	—		—	—	139	—	—	139
Cumulative preferred stock dividend adjustment	—	—	—	—	—	—	—	414	414
Net loss	—	—		—	—	—	—	(38,704)	(38,704)
Balance, December 31, 2022	61	—	44,677	4	404,834	—	(395)	(298,100)	106,343
Stock-based compensation	—	—	—	—	4,509	—	—	—	$4,509
Other comprehensive gain	—	—	—	—	—	—	328	—	$328
Net loss	—	—	—	—	—	—	—	(41,441)	$(41,441)
Balance, December 31, 2023	61	$—	44,677	$4	$409,343	$—	$(67)	$(339,541)	$69,739

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.
Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2023	2022
Operating activities
Net loss	$(41,441)	$(38,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	—	1
Depreciation	398	236
Stock-based compensation expense	4,509	4,256
(Accretion) amortization of (discounts) and premiums on short-term investments, net	(921)	632
Release of clinical trial funding commitment	—	139
Changes in operating assets and liabilities:
Other assets	108	(1,148)
Accounts receivable and unbilled receivable	483	(236)
Prepaid expenses and other current assets	3,169	(443)
Operating lease right-of-use assets	543	545
Accounts payable and accrued expenses	2,831	1,348
Operating lease liabilities	(566)	(404)
Other liabilities	—	(42)
Net cash used in operating activities	(30,887)	(33,820)

Investing activities
Capital expenditures	(582)	(1,006)
Insurance proceeds from casualty loss	—	114
Maturities of short-term investments	86,552	76,445
Purchases of short-term investments	(70,084)	(91,233)
Sales of short-term investments	20,309	53,829
Net cash provided by investing activities	36,195	38,149

Financing activities
Proceeds from exercise of options	—	75
Net cash provided by financing activities	—	75
Net change in cash and cash equivalents	5,308	4,404
Cash and cash equivalents—Beginning of period	16,347	11,943
Cash and cash equivalents—End of period	$21,655	$16,347
Supplementary disclosure of cash flow activity:
Cash paid for taxes	$1	$2
Acquisition of property and equipment included in accounts payable and accrued liabilities	$16	$232
Supplemental disclosure of non-cash investing and financing activities:
Cumulative preferred stock dividend adjustment	$—	$(414)

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.
Notes to Financial Statements

1. Business Overview and Liquidity

Business Organization and Overview

Cardiff Oncology, Inc. (“Cardiff Oncology” or the “Company”) headquartered in San Diego, California, is a clinical-stage biotechnology company leveraging Polo-like Kinase 1 (“PLK1”) inhibition to develop novel therapies across a range of cancers. The Company’s lead asset is onvansertib, a PLK1 inhibitor that is being evaluated in combination with standard of care therapies in clinical programs targeting indications such as RAS-mutated metastatic colorectal cancer (“mCRC”), as well as investigator-initiated trials in metastatic pancreatic ductal adenocarcinoma (“mPDAC”), small cell lung cancer (“SCLC”), and triple negative breast cancer (“TNBC”). These programs and the Company’s broader development strategy are designed to target tumor vulnerabilities in order to overcome treatment resistance and deliver superior clinical benefit compared to the standard of care alone. The Company's common stock is listed on the Nasdaq Capital Market under the ticker symbol "CRDF".

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of December 31, 2023, the Company had $74.8 million in cash, cash equivalents and short-term investments and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

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

Segment Reporting

    Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker regarding resource allocation and assessing performance. The Company views its operations and manages its business, as one operating segment in the United States.

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

Accrued Clinical Trial Expenses

The Company expenses research and development expenditures as incurred, which include costs related to clinical trial activities. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the Clinical Research Organizations ("CROs"), investigators, professional service providers, and other vendors providing clinical trial services (collectively, the “service providers”). As of December 31, 2023 the Company’s clinical trial accrual balance of $4.3 million is included in accrued liabilities. The Company’s related 2023 clinical trial expenses are included in research and development expense.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments.

Cash and cash equivalents

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

Short-term investments

The Company follows an investment policy which requires short-term investments to be diversified across different types of instruments and issuers. The investment policy also requires investments to be in high quality instruments. The diversification and credit quality requirements of the Company's investment policy limits its exposure to credit loss.
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

The fair value of warrants is determined using the Black-Scholes option-pricing model using assumptions regarding the historical volatility of Cardiff Oncology’s common stock price, the remaining life of the warrants, and the risk-free interest rates at each period end. The Company thus uses model-derived valuations where inputs are observable in active markets to determine the fair value. The use of the Black-Scholes model classifies such warrants as Level 3 (See "Fair Value of Financial Instruments" below). These warrants expired during the first quarter of 2023. At December 31, 2022, the fair value of these warrants was $0.

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized straight-line over the requisite service period of the individual grants, which typically equals the vesting period.

Fair Value of Financial Instruments

    Financial instruments consist of cash equivalents, accounts receivable, and accounts payable. The Company applies ASC 820 for financial assets and liabilities that are required to be measured at fair value and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature as they reflect current market interest rates.

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

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, stockholder lawsuits, product and environmental liability, and tax matters. In accordance with FASB ASC Topic 450, Contingencies, the Company records such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company, in accordance with this guidance, does not recognize gain contingencies until realized.

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

Net Loss Per Share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. The accretion of Series A Convertible Preferred Stock dividends and deemed dividends recognized in connection with certain preferred share issuances are included in net loss attributable to common stockholders in the computation of basic and diluted earnings per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive. Shares used in calculating diluted net loss per common share exclude as anti-dilutive the following share equivalents:

	December 31,
	2023	2022
Options to purchase Common Stock	6,650,954	5,069,458
Warrants to purchase Common Stock	2,807,948	4,360,968
Series A Convertible Preferred Stock	877	877
	9,459,779	9,431,303

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

Recent Accounting Pronouncement Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06 ("ASU 2020-06"), Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this update are effective for the Company on January 1, 2024. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. The Company will adopt this standard as of January 1, 2024 using the modified-retrospective method. The Company is currently evaluating the adoption of ASU 2020-06, but does not expect it to have a material impact on the Company's financial statements.

In December 2023, the FASB issued ASU No. 2023-09 ("ASU 2023-09"), “Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024 and for private businesses for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statement disclosures.

3. Supplementary Balance Sheet Information

Short-term investments available-for-sale securities consist of the following:

	As of December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$8,317	$16	$—	$8,333
Corporate debt securities	10,948	8	(16)	10,940
Commercial paper	6,193	9	—	6,202
U.S. government agencies	835	—	(1)	834
Total maturity less than 1 year	26,293	33	(17)	26,309
Maturity 1 to 2 years:
Corporate debt securities	8,437	6	(10)	8,433
U.S. treasury securities	18,505	—	(79)	18,426
Total maturity 1 to 2 years	26,942	6	(89)	26,859

Total short-term investments	$53,235	$39	$(106)	$53,168

	As of December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$16,101	$3	$(81)	$16,023
Corporate debt securities	44,806	8	(275)	44,539
Commercial paper	13,203	4	(20)	13,187
U.S. government agencies	2,284	4	—	2,288
U.S. treasury securities	7,905	—	(18)	7,887
Total maturity less than 1 year	84,299	19	(394)	83,924
Maturity 1 to 2 years:
Corporate debt securities	5,016	1	(21)	4,996
Total maturity 1 to 2 years	5,016	1	(21)	4,996

Total short-term investments	$89,315	$20	$(415)	$88,920

For the year ended December 31, 2023 the net realized loss recorded within the Company's statement of operations from the sale of short-term investments was $0.1 million. The amount of gains and losses reclassified out of other comprehensive income for the period related to the sales of short-term investments was not material for the year ended December 31, 2023.

The Company periodically reviews the portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company has assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses in investments available for sale debt securities at December 31, 2023, were substantially due to increases in interest rates, not due to increased credit risks associated with specific securities. Accordingly, the Company has not recorded an allowance for credit losses. It is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Investments available for sale that have been in a continuous unrealized loss position for greater than one-year consist of the following:

	As of December 31, 2023
(in thousands)	Fair Market Value	Gross Unrealized Loss
Corporate debt securities	$397	$(3)
Total short-term investments	$397	$(3)

	As of December 31, 2022
(in thousands)	Fair Market Value	Gross Unrealized Loss
Corporate debt securities	$17,084	$(161)
U.S. treasury securities	3,666	(14)
Total short-term investments	$20,750	$(175)

Accrued Interest from short-term investments

Accrued interest from short-term investments contained within prepaid expenses and other current assets as of December 31, 2023 and 2022 was $0.6 million and $0.5 million, respectively.

Property and Equipment

Fixed assets consist of furniture and office equipment, leasehold improvements and laboratory equipment. Depreciation expense for property and equipment for the years ended December 31, 2023 and 2022 was $0.4 million and $0.2 million, respectively. Property and equipment consisted of the following:

	As of December 31,
(in thousands)	2023	2022
Furniture and office equipment	$1,067	$1,066
Leasehold improvements	2,568	2,560
Laboratory equipment	1,355	1,056
Property and equipment, gross	4,990	4,682
Less—accumulated depreciation	(3,752)	(3,413)
Property and equipment, net	$1,238	$1,269

Accrued Liabilities

Accrued liabilities consisted of the following:

	As of December 31,
(in thousands)	2023	2022
Accrued compensation	$2,737	$1,849
Clinical trials	4,309	2,333
Research agreements and services	530	509
Other accrued liabilities	207	486
Total accrued liabilities	$7,783	$5,177

4. Leases

As a lessee, the Company’s current lease includes its master facility lease which is considered an operating lease.

Master Facility Lease

The Company currently leases office and lab space in San Diego that expires on February 28, 2027. The lease currently requires monthly payments of approximately $63,000 per month with 3% annual escalation.

The components of lease expense were as follows:

(in thousands)	Twelve Months Ended December 31, 2023	Twelve Months Ended December 31, 2022
Operating lease cost	$714	$754
Net operating lease cost	$714	$754

Supplemental balance sheet information related to leases was as follows:

(in thousands)	As of December 31, 2023	As of December 31, 2022
Operating lease ROU assets	$1,708	$2,251

Current operating lease liabilities	$691	$675
Non-current operating lease liabilities	1,458	2,040
Total operating lease liabilities	$2,149	$2,715

Weighted-average remaining lease term–operating leases	3.2 years	4.2 years
Weighted-average discount rate–operating leases	7%	7%

Supplemental cash flow and other information related to leases was as follows:

(in thousands)	Twelve Months Ended December 31, 2023	Twelve Months Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid included in operating cash flows	$737	$612

Total remaining annual commitments under non-cancelable operating lease agreements as of December 31, 2023, are summarized are as follows:

(in thousands)
Year Ending December 31,	Operating Leases
2024	$691
2025	775
2026	796
2027	136
Thereafter	—
Total future minimum lease payments	$2,398
Less imputed interest	(249)
Total	$2,149

5. Stockholders’ Equity
Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications, is presented below:

	Number of Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2021	4,490,159	$5.80	3.0 years
Expired	(129,191)	$21.60
Balance outstanding, December 31, 2022	4,360,968	$5.33	2.1 years
Expired	(1,553,020)	$10.54
Balance outstanding, December 31, 2023	2,807,948	$2.45	1.9 years

Series A Convertible Preferred Stock

The material terms of the Series A Convertible Preferred Stock consist of:

1)Dividends. Holders of the Company’s Series A Convertible Preferred Stock are entitled to receive cumulative dividends at the rate per share of 4% per annum, payable quarterly on March 31, June 30, September 30 and December 31, beginning with September 30, 2005. Dividends are payable, at the Company’s sole election, in cash or shares of common stock. As of December 31, 2023 and 2022, the Company had $462,000 and $438,000, respectively in cumulative unpaid preferred stock dividends, included in the liquidation preference of the Series A Convertible Preferred Stock, and $24,000 and $24,000 of cumulative dividends were added to the liquidation preference of the Series A Convertible Preferred Stock during the years ended December 31, 2023 and 2022, respectively.

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

The components of the liquidation preference for the Series A Convertible Preferred Stock were as follows:

	As of December 31,
(in thousands)	2023	2022
Stated Value per share liquidation	$606	$606
Cumulative unpaid preferred stock dividends	462	438
Liquidation preference - Series A Convertible Preferred Stock	$1,068	$1,044

6. Stock-Based Compensation

2021 Equity Incentive Plan

In June 2021 the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). The number of authorized shares in the 2021 plan is equal to the sum of (i) 3,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the 2014 Plan; and (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. On June 9, 2022 the shareholders approved an increase of shares authorized in the 2021 Plan to 5,150,000. As of December 31, 2023, there were 2,013,871 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Inducement Grants

In July 2021, the Company began issuing equity awards to certain new employees as inducement grants outside of its 2021 Plan. As of December 31, 2023, an aggregate of 1,435,256 shares were issuable upon the exercise of inducement grant stock options approved by the Company.

Modification of Stock Options

In June 2023 the Company modified stock options for a departing employee. The modification resulted in an incremental stock-based compensation expense of $0.6 million during the year ended December 31, 2023.

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

Stock-based compensation has been recognized in operating results as follows:

(in thousands)	Years ended December 31,
	2023	2022
Research and development expenses	$1,279	$1,035
Selling, general and administrative expenses	3,230	3,221
Total stock-based compensation	$4,509	$4,256

Stock Options

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following assumptions during the years indicated below:

	Years ended December 31,
	2023	2022
Risk-free interest rate (range)	3.56% - 4.06%	1.62% - 3.75%
Dividend yield	0%	0%
Expected volatility (range)	105% - 110%	98% - 110%
Expected volatility (weighted-average)	109%	106%
Expected term (in years)	5.2 years	6.0 years

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

Expected term — The expected term for options granted after January 1, 2023 is estimated based on the Company's historical employee data. Prior to January 1, 2023, the Company used the "simplified method" to estimate expected term.
Forfeitures — The Company estimates forfeitures based on its historical experience.

The weighted-average fair value per share of all options granted during the years ended December 31, 2023 and 2022, estimated as of the grant date using the Black-Scholes option valuation model, was $1.35 and $2.55 per share, respectively.

The unrecognized compensation cost related to non-vested stock options outstanding at December 31, 2023 was $6.6 million. The weighted-average remaining amortization period at December 31, 2023 for non-vested stock options was 2.1 years.

The total fair value of shares vested during the years ended December 31, 2023 and 2022 was $4.8 million and $4.7 million, respectively.

A summary of stock option activity and of changes in stock options outstanding is presented below:

	Number of Options	Weighted-Average Exercise Price Per Share	Intrinsic Value	Weighted-Average Remaining Contractual Life
Balance outstanding, December 31, 2022	5,069,458	$5.92	$19,322	7.4 years
Granted	2,138,624	$1.70
Forfeited and expired	(557,128)	$9.43
Balance Outstanding, December 31, 2023	6,650,954	$4.27	$23,926	7.9 years
Vested and exercisable, December 31, 2023	3,124,492	$5.66	$22,456	6.9 years
Vested and expected to vest, December 31, 2023	6,462,464	$4.33	$23,853	7.8 years

7. Derivative Financial Instruments — Warrants

    Certain warrants issued in connection with the Company’s equity financings are accounted for as derivative liabilities. Accordingly, the warrants are remeasured at each balance sheet date based on their estimated fair value using the Black-Scholes option pricing model. These warrants expired during the first quarter of 2023. Changes in fair value are recorded within Company’s statements of operations.

The assumptions used to determine the fair value of the warrants using the Black-Scholes option pricing model were:

As of December 31, 2022
Fair value of Cardiff Oncology common stock	$1.40
Expected warrant term	0.1 years
Risk-free interest rate	4.12%
Expected volatility of Cardiff Oncology common stock	54%
Dividend yield	0%

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

(in thousands, except for number of warrants)
Date	Description	Number of Warrants	Derivative Instrument Liability
December 31, 2021	Balance of derivative financial instruments—warrants liability	64,496	$285
	Change in fair value of derivative financial instruments—warrants during the year recognized as a gain in the statement of operations	—	(285)
December 31, 2022	Balance of derivative financial instruments—warrants liability	64,496	—
	Expiration of Derivative Financial Instruments	(64,496)	—
	Change in fair value of derivative financial instruments—warrants during the year recognized as a loss in the statement of operations	—	—
December 31, 2023	Balance of derivative financial instruments—warrants liability	—	$—

8. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2023 and 2022:

	Fair Value Measurements at December 31, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$21,606	$—	$—	$21,606
Total included in cash and cash equivalents	$21,606	$—	$—	$21,606

Available for sale investments:
Certificate of deposit	$—	$8,333	$—	$8,333
Corporate debt securities	—	19,373	—	19,373
Commercial paper	—	6,202	—	6,202
U.S. government agencies	—	834		834
U.S. treasury securities	18,426	—	—	18,426
Total available for sale investments	$18,426	$34,742	$—	$53,168

Total assets measured at fair value on a recurring basis	$40,032	$34,742	$—	$74,774

	Fair Value Measurements at December 31, 2022
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$15,722	$—	$—	$15,722
Total included in cash and cash equivalents	$15,722	$—	$—	$15,722

Available for sale investments:
Certificate of deposit	$—	$16,023	$—	$16,023
Corporate debt securities	—	49,535	—	49,535
Commercial paper	—	13,187	—	13,187
U.S. government agencies	—	2,288	—	2,288
U.S. treasury securities	7,887	—	—	7,887
Total available for sale investments	$7,887	$81,033	$—	$88,920

Total assets measured at fair value on a recurring basis	$23,609	$81,033	$—	$104,642

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the years ended December 31, 2023 and 2022.

9. Income Taxes

At December 31, 2023, Cardiff Oncology had federal net operating loss carryforwards (“NOLs”) of approximately $5.1 million which, if not used, will continue to expire through 2037, and federal net operating loss carryforwards of approximately $99.2 million, which do not expire. Cardiff Oncology also has California NOLs of approximately $22.2 million which, if not used, will begin to expire in 2029. Cardiff Oncology also has research and development tax credits available for federal and California purposes of approximately $1.6 million and $2.6 million, respectively. The federal research and development tax credits will begin to expire on January 31, 2025. The California research and development tax credits do not expire.

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

The provision for income taxes based on losses from continuing operations consists of the following at December 31:

	Years ended December 31,
(in thousands)	2023	2022
Current:
State	$—	$—
Total current provision	—	—
Deferred:
Federal	(8,300)	19,054
State	(789)	4,902
Total deferred (benefit) expense	(9,089)	23,956
Valuation allowance	9,089	(23,956)
Total income tax provision	$—	$—

Significant components of the Company’s taxes and the rates as of December 31 are shown below:

	Years ended December 31,
(in thousands, except percentages)	2023		2022
Tax computed at the federal statutory rate	$(8,703)	21%	$(8,128)	21%
State tax, net of federal tax benefit	(645)	2%	(518)	1%
Permanent items	(2)	—%	32,369	(84)%
Stock based compensation	902	(2)%	553	(1)%
Research and development credits	(515)	1%	(319)	1%
Other	(126)	—%	(1)	—%
Valuation allowance increase (decrease)	9,089	(22)%	(23,956)	62%
Provision for income taxes	$—	—%	$—	—%

Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes as of December 31 are shown below (in thousands):

	Years ended December 31,
(in thousands)	2023	2022
Deferred tax assets:
Tax loss carryforwards	$23,441	$20,289
Research and development credits and other tax credits	3,611	2,743
Stock-based compensation	1,407	1,317
Capitalized research and development	9,687	4,794
Other	1,400	1,431
Total deferred tax assets	39,546	30,574
Deferred tax liabilities:
Operating lease right-of-use assets	(375)	(492)
Total deferred tax liabilities	(375)	(492)
Net deferred tax assets before valuation allowance	39,171	30,082
Valuation allowance	(39,171)	(30,082)
Net deferred tax asset	$—	$—

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

Research and Development and Clinical Trial Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which Cardiff Oncology refers to as onvansertib. Terms of the agreement also provide for the Company to pay development and commercial milestones, and royalties based on sales volume. These potential development milestones include: (a) dosing of the first subject in the first Phase III Clinical Trial for the first Product, a registration enabling Phase II Clinical Trial, or after completion of a Phase II Clinical Trial that is used as the basis for an NDA submission; and (b) upon filing of the first NDA or equivalent for the first product candidate. During the years ended December 31, 2023 and 2022, no milestone or royalty payments were made.

The Company is a party of various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. The company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due. These royalty payments are calculated as a percent of revenue. During the years ended December 31, 2023 and 2022 payments have not been material.

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