Form 10-Q
period 2024-03-31
Cardiff Oncology, Inc.
filed 2024-05-02
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

As of April 25, 2024, the issuer had 44,724,591 shares of Common Stock issued and outstanding.

CARDIFF ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIFF ONCOLOGY, INC.
CONDENSED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$18,658	$21,655
Short-term investments	48,529	53,168
Accounts receivable and unbilled receivable	393	288
Prepaid expenses and other current assets	2,410	2,301
Total current assets	69,990	77,412
Property and equipment, net	1,199	1,238
Operating lease right-of-use assets	1,574	1,708
Other assets	1,275	1,279
Total Assets	$74,038	$81,637

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,191	$1,966
Accrued liabilities	5,956	7,783
Operating lease liabilities	696	691
Total current liabilities	11,843	10,440
Operating lease liabilities, net of current portion	1,301	1,458
Total Liabilities	13,144	11,898

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, 20,000 shares authorized; 277,100 designated as Series A Convertible Preferred Stock; 60,600 shares outstanding at March 31, 2024 and December 31, 2023 with liquidation preference of $1,074 and $1,068 at March 31, 2024 and December 31, 2023, respectively (Note 5)	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 44,710 and 44,677 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	409,781	409,343
Accumulated other comprehensive loss	(132)	(67)
Accumulated deficit	(348,759)	(339,541)
Total stockholders’ equity	60,894	69,739
Total liabilities and stockholders’ equity	$74,038	$81,637

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Royalty revenues	$205	$83
Costs and expenses:
Research and development	8,008	9,052
Selling, general and administrative	3,130	3,083
Total operating expenses	11,138	12,135

Loss from operations	(10,933)	(12,052)

Other income (expense), net:
Interest income, net	926	940
Other income (expense), net	(4)	(111)
Total other income (expense), net	922	829

Net loss	(10,011)	(11,223)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)

Net loss attributable to common stockholders	$(10,017)	$(11,229)

Net loss per common share — basic and diluted	$(0.22)	$(0.25)

Weighted-average shares outstanding — basic and diluted	44,678	44,677

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(10,011)	$(11,223)
Other comprehensive loss:
Unrealized gain (loss) on securities available-for-sale	(65)	319
Total comprehensive loss	(10,076)	(10,904)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)

Comprehensive loss attributable to common stockholders	$(10,082)	$(10,910)

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2023	61	$—	44,677	$4	$409,343	$(67)	$(339,541)	$69,739
Modified-retrospective adoption of ASU 2020-06(1)	—	—	—	—	(793)	—	793	—
Stock-based compensation	—	—	—	—	1,124	—	—	1,124
Issuance of common stock upon exercise of stock options	—	—	33	—	107	—	—	107
Other comprehensive loss	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	(10,011)	(10,011)
Balance, March 31, 2024	61	$—	44,710	$4	$409,781	$(132)	$(348,759)	$60,894
(1)See Note 2.

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2022	61	$—	44,677	$4	$404,834	$(395)	$(298,100)	$106,343
Stock-based compensation	—	—	—	—	1,064	—	—	1,064
Other comprehensive gain	—	—	—	—	—	319	—	319
Net loss	—	—	—	—	—	—	(11,223)	(11,223)
Balance, March 31, 2023	61	$—	44,677	$4	$405,898	$(76)	$(309,323)	$96,503

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(10,011)	$(11,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	102	90
Stock-based compensation expense	1,124	1,064
Accretion of discounts on short-term investments, net	(156)	(163)
Changes in operating assets and liabilities:
Other assets	4	26
Accounts receivable and unbilled receivable	(105)	95
Prepaid expenses and other current assets	(95)	1,251
Operating lease right-of-use assets	134	136
Accounts payable and accrued liabilities	1,415	203
Operating lease liabilities	(152)	(138)
Net cash used in operating activities	(7,740)	(8,659)

Investing activities:
Capital expenditures	(80)	(8)
Maturities of short-term investments	5,635	42,983
Purchases of short-term investments	(919)	(37,327)
Sales of short-term investments	—	1,681
Net cash provided by investing activities	4,636	7,329

Financing activities:
Proceeds from exercise of options	107	—
Net cash provided by financing activities	107	—
Net change in cash and cash equivalents	(2,997)	(1,330)
Cash and cash equivalents—Beginning of period	21,655	16,347
Cash and cash equivalents—End of period	$18,658	$15,017

Supplementary disclosure of cash flow activity:
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable and accrued expenses	$—	$133

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

Business Organization and Overview

Cardiff Oncology, Inc. (“Cardiff Oncology” or the “Company”) headquartered in San Diego, California, is a clinical-stage biotechnology company leveraging Polo-like Kinase 1 (“PLK1”) inhibition, to develop novel therapies across a range of cancers. The Company’s lead asset is onvansertib, a PLK1 inhibitor that is being evaluated in combination with standard of care ("SoC") therapeutics in clinical programs targeting indications such as RAS-mutated metastatic colorectal cancer (“mCRC”), as well as investigator-initiated trials in metastatic pancreatic ductal adenocarcinoma (“mPDAC”), small cell lung cancer (“SCLC”), and triple negative breast cancer (“TNBC”). These programs and the Company’s broader development strategy are designed to target tumor vulnerabilities in order to overcome treatment resistance and deliver superior clinical benefit compared to the SoC alone. The Company's common stock is listed on the Nasdaq Capital Market under the ticker symbol "CRDF".

Basis of Presentation

The accompanying unaudited interim condensed financial statements of Cardiff Oncology have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows for the periods presented. The unaudited condensed balance sheet at December 31, 2023, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K filed with the SEC on February 29, 2024.

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of March 31, 2024, the Company had $67.2 million in cash, cash equivalents and short-term investments and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

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

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2024, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	March 31,
	2024	2023
Options to purchase Common Stock	8,297,292	6,396,895
Warrants to purchase Common Stock	2,807,948	4,296,472
Series A Convertible Preferred Stock	877	877
	11,106,117	10,694,244

Recently Adopted Accounting Pronouncement

In August 2020, the FASB issued ASU No. 2020-06 ("ASU 2020-06"), Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in this update are effective for the Company on January 1, 2024. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. The Company adopted this standard as of January 1, 2024 using the modified-retrospective method. As a result of the adoption the Company reversed the accretion of preferred stock dividends originally recorded in 2005 related to the Series A Convertible Preferred Stock of $793,000.

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2024, and December 31, 2023:

	Fair Value Measurements at March 31, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$18,330	$—	$—	$18,330
Total included in cash and cash equivalents	18,330	—	—	18,330

Available for sale investments:
Certificate of deposit	—	6,511	—	6,511
Corporate debt securities	—	18,328	—	18,328
Commercial paper	—	5,289	—	5,289
U.S. treasury securities	18,401	—	—	18,401
Total available for sale investments	18,401	30,128	—	48,529

Total assets measured at fair value on a recurring basis	$36,731	$30,128	$—	$66,859

	Fair Value Measurements at December 31, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$21,606	$—	$—	$21,606
Total included in cash and cash equivalents	21,606	—	—	21,606

Available for sale investments:
Certificate of deposit	—	8,333	—	8,333
Corporate debt securities	—	19,373	—	19,373
Commercial paper	—	6,202	—	6,202
U.S. government agencies	—	834	—	834
U.S. treasury securities	18,426	—	—	18,426
Total available for sale investments	18,426	34,742	—	53,168

Total assets measured at fair value on a recurring basis	$40,032	$34,742	$—	$74,774

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the three months ended March 31, 2024.

4. Supplementary Balance Sheet Information

Investments available for sale

Investments available for sale consist of the following:

	As of March 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$6,501	$10	$—	$6,511
Corporate debt securities	14,686	6	(27)	14,665
Commercial paper	5,288	2	(1)	5,289
U.S. treasury securities	16,342	—	(112)	16,230
Total maturity less than 1 year	42,817	18	(140)	42,695
Maturity 1 to 2 years:
Corporate debt securities	3,654	13	(4)	3,663
U.S. treasury securities	2,190	—	(19)	2,171
Total maturity 1 to 2 years	5,844	13	(23)	5,834

Total short-term investments	$48,661	$31	$(163)	$48,529

	As of December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$8,317	$16	$—	$8,333
Corporate debt securities	10,948	8	(16)	10,940
Commercial paper	6,193	9	—	6,202
Non U.S. government	835	—	(1)	834
Total maturity less than 1 year	26,293	33	(17)	26,309
Maturity 1 to 2 years:
Corporate debt securities	8,437	6	(10)	8,433
U.S. treasury securities	18,505	—	(79)	18,426
Total maturity 1 to 2 years	26,942	6	(89)	26,859

Total short-term investments	$53,235	$39	$(106)	$53,168

We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses in investments available for sale debt securities at March 31, 2024, were substantially due to increases in interest rates, not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. It is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Investments available for sale that have been in a continuous unrealized loss position for greater than one-year consist of the following:

	As of March 31, 2024
(in thousands)	Fair Market Value	Gross Unrealized Loss
Corporate debt securities	$1,546	$(6)

	As of December 31, 2023
(in thousands)	Fair Market Value	Gross Unrealized Loss
Corporate debt securities	$397	$(3)

Property and equipment

Property and equipment consist of the following:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Furniture and office equipment	$1,067	$1,067
Leasehold improvements	2,568	2,568
Laboratory equipment	1,419	1,355
	5,054	4,990
Less—accumulated depreciation and amortization	(3,855)	(3,752)
Property and equipment, net	$1,199	$1,238

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Accrued compensation	$1,234	$2,737
Clinical trials	3,783	4,309
Research agreements and services	692	530
Other accrued liabilities	247	207
Total accrued liabilities	$5,956	$7,783

5. Stockholders’ Equity

Stock Options

Stock-based compensation expense related to Cardiff Oncology equity awards have been recognized in operating results as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Included in research and development expense	$389	$394
Included in selling, general and administrative expense	735	670
Total stock-based compensation expense	$1,124	$1,064

The unrecognized compensation cost related to non-vested stock options outstanding at March 31, 2024, net of estimated forfeitures, was $10.2 million, which is expected to be recognized over a weighted-average remaining vesting period of 2.1 years. The weighted-average remaining contractual term of outstanding options as of March 31, 2024, was approximately

8.1 years. The total fair value of stock options vested during the three months ended March 31, 2024 and 2023, were $1.4 million and $1.9 million, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.04%	3.58%
Dividend yield	0%	0%
Expected volatility of Cardiff Oncology common stock	107%	110%
Expected term	5.8 years	5.3 years

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2023	6,650,954	$4.27	$23,926
Granted	1,720,896	$3.51
Exercised	(33,222)	$3.22
Forfeited and expired	(41,336)	$10.11
Balance outstanding, March 31, 2024	8,297,292	$4.09	$17,780,158
Exercisable at March 31, 2024	3,735,195	$5.10	$7,103,808
Vested and expected to vest at March 31, 2024	8,050,310	$4.13	$17,126,855

2021 Equity Incentive Plan

In June 2021 the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). The number of authorized shares in the 2021 Plan is equal to the sum of (i) 3,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the 2014 Plan; and (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. On June 9, 2022, the shareholders approved an increase of shares authorized in the 2021 Plan to 5,150,000 from 3,150,000. As of March 31, 2024, there were 307,279 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Inducement Grants

The Company issues equity awards to certain new employees as inducement grants outside of its 2021 Plan. As of March 31, 2024, an aggregate of 1,380,248 shares were issuable upon the exercise of inducement grant stock options approved by the Company.

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2023	2,807,948	$2.45	1.9 years
Balance outstanding, March 31, 2024	2,807,948	$2.45	1.7 years

6. Commitments and Contingencies

Executive Agreements

Certain executive agreements provide for severance payments in case of terminations without cause or certain change of control scenarios.

Research and Development Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which Cardiff Oncology refers to as onvansertib. Terms of the agreement also provide for the Company to pay development and commercial milestones, and royalties based on sales volume. These potential development milestones include: (a) dosing of the first subject in the first Phase III Clinical Trial for the first Product, a registration enabling Phase II Clinical Trial, or after completion of a Phase II Clinical Trial that is used as the basis for an NDA submission; and (b) upon filing of the first NDA or equivalent for the first product candidate. During the three months ended March 31, 2024 and 2023 no milestone or royalty payments were made.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. The Company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due. These royalty payments are calculated as a percent of revenue. For the three months ended March 31, 2024 and 2023, payments have not been material.

Litigation

Cardiff Oncology does not believe that it has legal liabilities that are probable or reasonably possible that require either accrual or disclosure. From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm the Company’s business. As of the date of this report, management believes that there are no claims against the Company, which could result in a material adverse effect on the Company’s business or financial condition.

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

In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

We are a clinical-stage biotechnology company leveraging PLK1 inhibition, a well-validated oncology drug target, to develop novel therapies across a range of cancers with the greatest unmet medical need. Our goal is to target tumor vulnerabilities with treatment combinations of onvansertib, our oral and highly selective PLK1 inhibitor, and standard of care therapeutics. We are focusing our clinical program in indications such as RAS-mutated metastatic colorectal cancer ("mCRC"), as well as in investigator-initiated trials in metastatic pancreatic ductal adenocarcinoma ("mPDAC"), small cell lung cancer ("SCLC"), and triple negative breast cancer ("TNBC"). Our clinical development programs incorporate tumor genomics and biomarker assays to refine assessment of patient response to treatment.

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

RAS-mutated mCRC Program:

CRDF-004 Randomized Clinical Trial in First-Line RAS-mutated mCRC

CRDF-004 is a Phase 2 open-label, randomized multi-center clinical trial of onvansertib in combination with standard of care FOLFIRI and bevacizumab or FOLFOX and bevacizumab for the first-line treatment of patients with RAS-mutated mCRC. The primary objectives of the CRDF-004 trial are to evaluate onvansertib’s safety and efficacy in combination with the standard of care, as well as to evaluate two doses of onvansertib, 20mg and 30mg, given in combination with standard of care, against standard of care alone. The primary endpoint of the trial is objective response rate ("ORR"). Progression-free survival and duration of response will be secondary endpoints. We anticipate releasing initial data from the CRDF-004 trial in the second half of 2024. This trial is conducted in partnership with Pfizer Ignite, an end-to-end service for biotech companies, and it is expected to enroll approximately 90 evaluable patients. In February 2024 it was announced that the first patient dosed for this trial. For more information, please visit NCT06106308 at www.clinicialtrials.gov.

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

Phase 1b/2 Clinical Trial in Second-Line KRAS-mutated mCRC

TROV-054, a Phase 1b/2 open-label multi-center clinical trial of onvansertib in combination with standard of care FOLFIRI and bevacizumab for the second-line treatment of patients with KRAS-mutated mCRC, completed enrollment in October 2022.

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

•Data from the Phase 1b portion of this trial was published in the peer-reviewed journal Clinical Cancer Research, February 6, 2024 edition.

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

Phase 2 Clinical Trial in Second-Line RAS-mutated mCRC

The ONSEMBLE trial (CRDF-003) is a Phase 2 randomized, open-label multi-center clinical trial of onvansertib in combination with standard of care FOLFIRI and bevacizumab for the second-line treatment of patients with RAS-mutated mCRC. The primary objectives of the ONSEMBLE trial are to evaluate onvansertib’s safety and efficacy in combination with FOLFIRI and bevacizumab, as well as to evaluate two doses of onvansertib, 20mg and 30mg, given in combination with FOLFIRI and bevacizumab, against FOLFIRI and bevacizumab alone. The primary endpoint of the trial is ORR. For more information, please visit NCT05593328 at www.clinicialtrials.gov.

The ONSEMBLE trial enrollment was closed in August 2023 as part of our shift to a first-line mCRC program, and the 23 patients enrolled continued treatment per protocol.

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

The ORR data from the randomized ONSEMBLE trial validates the findings observed in our earlier single-arm Phase 1b/2 KRAS-mutated mCRC trial (TROV-054). In the ONSEMBLE trial, objective responses were observed only in bevacizumab naïve patients versus bevacizumab exposed patients. In addition, these objective responses were present only in bevacizumab naïve patients randomized to the experimental arms of onvansertib in combination with FOLFIRI and bevacizumab versus bevacizumab naïve patients randomized to the FOLFIRI and bevacizumab alone control arm.

mDPAC Program:

Phase 2 Investigator-Initiated Clinical Trial in First-Line mPDAC

A two-cohort, non-randomized Phase 2 trial of onvansertib in combination with first-line standard of care Gemzar® and Abraxane® will be conducted at the OHSU Knight Cancer Institute. The enrollment criteria includes patients who are treatment-naïve with an ECOG performance status of 0 to 1, and with unresectable, locally advanced, or metastatic pancreatic cancer with measurable disease per RECIST 1.1.

The first cohort of patients will receive ten days of monotherapy as a lead-in. After the lead-in period, patients will then move to receive a combination regimen of standard of care chemotherapy and onvansertib.

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

Critical Accounting Policies

Our accounting policies are described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of our Annual Report on Form 10-K as of and for the year ended December 31, 2023, filed with the SEC on February 29, 2024. There have been no changes to our critical accounting policies since December 31, 2023.

Three Months Ended March 31, 2024 and 2023

Revenues

Total revenues were $205,000 for the three months ended March 31, 2024, as compared to $83,000 for the same period in 2023. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2024	2023	Increase (Decrease)
Salaries and staff costs	$1,868	$1,374	$494
Stock-based compensation	389	394	(5)
Clinical trials, outside services, and lab supplies	5,253	6,845	(1,592)
Facilities and other	498	439	59
Total research and development	$8,008	$9,052	$(1,044)

Research and development expenses decreased by $1.0 million for the three months ended March 31, 2024, compared to the same period in 2023. The overall decrease in clinical trials and outside services expenses was primarily due to a reduction in chemistry, manufacturing and control costs compared to the prior period. Salaries and staff costs increased primarily from additional hires (research and development average headcount grew by 36% over the comparative period).

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2024	2023	Increase (Decrease)
Salaries and staff costs	$907	$799	$108
Stock-based compensation	735	670	65
Outside services and professional fees	983	1,021	(38)
Facilities and other	505	593	(88)
Total selling, general and administrative	$3,130	$3,083	$47

Selling, general and administrative expenses increased by $47,000 for the three months ended March 31, 2024, compared to the same period in 2023. Salaries and staff costs increased due to adjustments to our bonus accrual compared to the prior period. The decrease in facilities and other costs was primarily due to reduced insurance costs compared to the prior period.

Interest Income, Net

Interest income, net was $0.9 million for the three months ended March 31, 2024 as compared to $0.9 million for the same period of 2023. Interest income, net is primarily earned from our short-term investment portfolio and money market accounts.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, and December 31, 2023, we had working capital of $58.1 million and $67.0 million, respectively.

We have incurred net losses since our inception and have negative operating cash flows. As of March 31, 2024, we had $67.2 million in cash, cash equivalents and short-term investments and we believe we have sufficient cash to meet our funding requirements for at least the next 12 months following the issuance date of this Quarterly Report on Form 10-Q. Based on our current projections we expect that our capital resources are sufficient to fund our operations into the third quarter of 2025.

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

Cash Flow Summary

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(7,740)	$(8,659)
Net cash provided by investing activities	4,636	7,329
Net cash provided by financing activities	107	—
Net change in cash and equivalents	$(2,997)	$(1,330)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024, was $7.7 million. Our primary use of cash was from our net loss of $10.0 million, adjusted for non-cash items of $1.1 million primarily related to stock-based compensation. The net change in our operating assets and liabilities decreased cash used in operations by $1.2 million.

Net cash used in operating activities for the three months ended March 31, 2023, was $8.7 million. Our primary use of cash was from our net loss of $11.2 million, adjusted for non-cash items of $1.0 million primarily related to stock-based compensation. The net change in our operating assets and liabilities decreased cash used in operations by $1.6 million.

At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 was $4.6 million, primarily related to maturities in excess of purchases of marketable securities.

Net cash provided by investing activities for the three months ended March 31, 2023 was $7.3 million, primarily related to sales and maturities in excess of purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $0.1 million, from employee stock options exercises.

Net cash provided by financing activities for the three months ended March 31, 2023 was $0.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIFF ONCOLOGY, INC.

May 2, 2024	By:	/s/ Mark Erlander
Mark Erlander
Chief Executive Officer

CARDIFF ONCOLOGY, INC.

May 2, 2024	By:	/s/ James Levine
James Levine
Chief Financial Officer