Form 10-Q
period 2024-06-30
Cardiff Oncology, Inc.
filed 2024-08-08
CIK 1213037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

As of August 6, 2024, the issuer had 46,549,634 shares of Common Stock issued and outstanding.

CARDIFF ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIFF ONCOLOGY, INC.
CONDENSED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$25,501	$21,655
Short-term investments	34,818	53,168
Accounts receivable and unbilled receivable	451	288
Prepaid expenses and other current assets	1,476	2,301
Total current assets	62,246	77,412
Property and equipment, net	1,095	1,238
Operating lease right-of-use assets	1,439	1,708
Other assets	1,271	1,279
Total Assets	$66,051	$81,637

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,108	$1,966
Accrued liabilities	6,712	7,783
Operating lease liabilities	702	691
Total current liabilities	12,522	10,440
Operating lease liabilities, net of current portion	1,141	1,458
Total Liabilities	13,663	11,898

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, 20,000 shares authorized; 277 designated as Series A Convertible Preferred Stock; 61 shares outstanding at June 30, 2024 and December 31, 2023 with liquidation preference of $1,080 and $1,068 at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 45,602 and 44,677 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5	4
Additional paid-in capital	413,017	409,343
Accumulated other comprehensive loss	(97)	(67)
Accumulated deficit	(360,537)	(339,541)
Total stockholders’ equity	52,388	69,739
Total liabilities and stockholders’ equity	$66,051	$81,637

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Royalty revenues	$163	$108	$368	$191
Costs and expenses:
Research and development	9,493	8,020	17,501	17,072
Selling, general and administrative	3,215	4,296	6,345	7,379
Total operating expenses	12,708	12,316	23,846	24,451

Loss from operations	(12,545)	(12,208)	(23,478)	(24,260)

Other income (expense), net:
Interest income, net	805	1,053	1,731	1,993
Other income (expense), net	(38)	5	(42)	(106)
Total other income (expense), net	767	1,058	1,689	1,887

Net loss	(11,778)	(11,150)	(21,789)	(22,373)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(12)	(12)

Net loss attributable to common stockholders	$(11,784)	$(11,156)	$(21,801)	$(22,385)

Net loss per common share — basic and diluted	$(0.26)	$(0.25)	$(0.49)	$(0.50)

Weighted-average shares outstanding — basic and diluted	44,825	44,677	44,752	44,677

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(11,778)	$(11,150)	$(21,789)	$(22,373)
Other comprehensive loss:
Unrealized gain (loss) on securities available-for-sale	35	(355)	(30)	(36)
Total comprehensive loss	(11,743)	(11,505)	(21,819)	(22,409)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(12)	(12)

Comprehensive loss attributable to common stockholders	$(11,749)	$(11,511)	$(21,831)	$(22,421)

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2023	61	$—	44,677	$4	$409,343	$(67)	$(339,541)	$69,739
Modified-retrospective adoption of ASU 2020-06(1)	—	—	—	—	(793)	—	793	—
Stock-based compensation	—	—	—	—	1,124	—	—	1,124
Issuance of common stock upon exercise of stock options	—	—	33	—	107	—	—	107
Other comprehensive loss	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	(10,011)	(10,011)
Balance, March 31, 2024	61	—	44,710	4	409,781	(132)	(348,759)	60,894
Issuance of common stock, net of expenses(2)	—	—	792	1	1,804	—	—	1,805
Stock-based compensation	—	—	—	—	1,179	—	—	1,179
Issuance of common stock upon exercise of stock options	—	—	100	—	253	—	—	253
Other comprehensive gain	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(11,778)	(11,778)
Balance, June 30, 2024	61	$—	45,602	$5	$413,017	$(97)	$(360,537)	$52,388
(1)See Note 2.
(2)Net of expenses of $197,000.

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2022	61	$—	44,677	$4	$404,834	$(395)	$(298,100)	$106,343
Stock-based compensation	—	—	—	—	1,064	—	—	1,064
Other comprehensive gain	—	—	—	—	—	319	—	319
Net loss	—	—	—	—	—	—	(11,223)	(11,223)
Balance, March 31, 2023	61	—	44,677	4	405,898	(76)	(309,323)	96,503
Stock-based compensation	—	—	—	—	1,581	—	—	1,581
Other comprehensive loss	—	—	—	—	—	(355)	—	(355)
Net loss	—	—	—	—	—	—	(11,150)	(11,150)
Balance, June 30, 2023	61	$—	44,677	$4	$407,479	$(431)	$(320,473)	$86,579

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(21,789)	$(22,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	207	188
Stock-based compensation expense	2,303	2,645
Accretion of discounts on short-term investments, net	(283)	(405)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	(163)	610
Prepaid expenses and other current assets	696	2,260
Operating lease right-of-use assets	269	273
Other assets	8	(3)
Accounts payable and accrued liabilities	2,088	1,293
Operating lease liabilities	(306)	(279)
Net cash used in operating activities	(16,970)	(15,791)

Investing activities:
Capital expenditures	(80)	(259)
Maturities of short-term investments	12,505	68,265
Purchases of short-term investments	(919)	(50,868)
Sales of short-term investments	7,145	1,675
Net cash provided by investing activities	18,651	18,813

Financing activities:
Proceeds from sales of common stock, net of expenses of $197 and $0, respectively	1,805	—
Proceeds from exercise of options	360	—
Net cash provided by financing activities	2,165	—
Net change in cash and cash equivalents	3,846	3,022
Cash and cash equivalents—Beginning of period	21,655	16,347
Cash and cash equivalents—End of period	$25,501	$19,369

Supplementary disclosure of cash flow activity:
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property and equipment included in accounts payable and accrued expenses	$—	$16

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Basis of Presentation

Business Organization and Overview

Cardiff Oncology, Inc. (“Cardiff Oncology” or the “Company”) headquartered in San Diego, California, is a clinical-stage biotechnology company leveraging Polo-like Kinase 1 (“PLK1”) inhibition, to develop novel therapies across a range of cancers. The Company’s lead asset is onvansertib, a PLK1 inhibitor that is being evaluated in combination with standard-of- care ("SoC") therapeutics in clinical programs targeting indications such as RAS-mutated metastatic colorectal cancer (“mCRC”), as well as ongoing or planned investigator-initiated trials in metastatic pancreatic ductal adenocarcinoma (“mPDAC”), small cell lung cancer (“SCLC”), and triple negative breast cancer (“TNBC”). These programs and the Company’s broader development strategy are designed to target tumor vulnerabilities in order to overcome treatment resistance and deliver superior clinical benefit compared to SoC alone. The Company's common stock is listed on the Nasdaq Capital Market under the ticker symbol "CRDF".

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

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of June 30, 2024, the Company had $60.3 million in cash, cash equivalents and short-term investments and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

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

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2024, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	June 30,
	2024	2023
Options to purchase Common Stock	8,351,122	6,603,661
Warrants to purchase Common Stock	2,807,353	2,807,948
Series A Convertible Preferred Stock	877	877
	11,159,352	9,412,486

Recently Adopted Accounting Pronouncement

In August 2020, the FASB issued ASU No. 2020-06 ("ASU 2020-06"), Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This update was effective for the Company on January 1, 2024. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. The Company adopted this standard as of January 1, 2024 using the modified-retrospective method. As a result of the adoption the Company reversed the accretion of preferred stock dividends originally recorded in 2005 related to the Series A Convertible Preferred Stock of $793,000.

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2024, and December 31, 2023:

	Fair Value Measurements at June 30, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$24,349	$—	$—	$24,349
Total included in cash and cash equivalents	24,349	—	—	24,349

Available for sale investments:
Certificate of deposit	—	5,946	—	5,946
Corporate debt securities	—	13,849	—	13,849
Commercial paper	—	2,399	—	2,399
U.S. treasury securities	12,624	—	—	12,624
Total available for sale investments	12,624	22,194	—	34,818

Total assets measured at fair value on a recurring basis	$36,973	$22,194	$—	$59,167

	Fair Value Measurements at December 31, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$21,606	$—	$—	$21,606
Total included in cash and cash equivalents	21,606	—	—	21,606

Available for sale investments:
Certificate of deposit	—	8,333	—	8,333
Corporate debt securities	—	19,373	—	19,373
Commercial paper	—	6,202	—	6,202
U.S. government agencies	—	834	—	834
U.S. treasury securities	18,426	—	—	18,426
Total available for sale investments	18,426	34,742	—	53,168

Total assets measured at fair value on a recurring basis	$40,032	$34,742	$—	$74,774

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the six months ended June 30, 2024.

4. Supplementary Balance Sheet Information

Investments available for sale

Investments available for sale consisted of the following:

	As of June 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$5,943	$3	$—	$5,946
Corporate debt securities	12,175	7	(28)	12,154
Commercial paper	2,399	—	—	2,399
U.S. treasury securities	12,707	—	(83)	12,624
Total maturity less than 1 year	33,224	10	(111)	33,123
Maturity 1 to 2 years:
Corporate debt securities	1,690	5	—	1,695
U.S. treasury securities	—	—	—	—
Total maturity 1 to 2 years	1,690	5	—	1,695

Total short-term investments	$34,914	$15	$(111)	$34,818

	As of December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$8,317	$16	$—	$8,333
Corporate debt securities	10,948	8	(16)	10,940
Commercial paper	6,193	9	—	6,202
U.S. government agencies	835	—	(1)	834
U.S. treasury securities	—	—	—	—
Total maturity less than 1 year	26,293	33	(17)	26,309
Maturity 1 to 2 years:
Corporate debt securities	8,437	6	(10)	8,433
U.S. treasury securities	18,505	—	(79)	18,426
Total maturity 1 to 2 years	26,942	6	(89)	26,859

Total short-term investments	$53,235	$39	$(106)	$53,168

We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses in investments available for sale debt securities at June 30, 2024, were substantially due to increases in interest rates, not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. It is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Investments available for sale that have been in a continuous unrealized loss position for greater than one-year consisted of the following:

	As of June 30, 2024
(in thousands)	Fair Market Value	Gross Unrealized Loss
Corporate debt securities	$4,333	$(19)
U.S. treasury securities	9,794	(72)
Total	$14,127	$(91)

	As of December 31, 2023
(in thousands)	Fair Market Value	Gross Unrealized Loss
Corporate debt securities	$397	$(3)

Property and equipment

Property and equipment consisted of the following:

(in thousands)	As of June 30, 2024	As of December 31, 2023
Furniture and office equipment	$1,067	$1,067
Leasehold improvements	2,568	2,568
Laboratory equipment	1,414	1,355
Property and equipment, gross	5,049	4,990
Less—accumulated depreciation and amortization	(3,954)	(3,752)
Property and equipment, net	$1,095	$1,238

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	As of June 30, 2024	As of December 31, 2023
Clinical trials	$3,832	$4,309
Accrued compensation	1,790	2,737
Research agreements and services	867	530
Other accrued liabilities	223	207
Total accrued liabilities	$6,712	$7,783

5. Stockholders’ Equity

Stock Options

Stock-based compensation expense related to Cardiff Oncology equity awards have been recognized in operating results as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Included in research and development expense	$397	$297	$786	$691
Included in selling, general and administrative expense	782	1,284	1,517	1,954
Total stock-based compensation expense	$1,179	$1,581	$2,303	$2,645

The unrecognized compensation cost related to non-vested stock options outstanding at June 30, 2024, net of estimated forfeitures, was $9.4 million, which is expected to be recognized over a weighted-average remaining vesting period of 2.5 years. The weighted-average remaining contractual term of outstanding options as of June 30, 2024, was approximately 8.0 years. The total fair value of stock options vested during the six months ended June 30, 2024 and 2023, were $2.7 million and $3.2 million, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.06%	3.61%
Dividend yield	0%	0%
Expected volatility of Cardiff Oncology common stock	106%	109%
Expected term	5.8 years	5.3 years

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2023	6,650,954	$4.27	$23,926
Granted	1,899,096	$3.40
Exercised	(133,614)	$2.69
Forfeited and expired	(65,314)	$13.96
Balance outstanding, June 30, 2024	8,351,122	$4.02	$1,169,885
Exercisable at June 30, 2024	4,124,114	$4.85	$468,750
Vested and expected to vest at June 30, 2024	8,121,830	$4.05	$1,118,569

2021 Equity Incentive Plan

In June 2021 the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). As of June 30, 2024 the number of authorized shares in the 2021 Plan is equal to the sum of (i) 8,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the 2014 Plan; and (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. As of June 30, 2024, there were 3,153,005 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Inducement Grants

The Company issues equity awards to certain new employees as inducement grants outside of its 2021 Plan. As of June 30, 2024, an aggregate of 1,380,248 shares were issuable upon the exercise of inducement grant stock options approved by the Company.

Rescinding and reissuance of March 2024 stock options

On May 30, 2024, the Board of Directors of the Company approved the rescinding of an aggregate of 1,697,712 shares of common stock issuable upon exercise of stock options granted on March 7, 2024 at an exercise price of $3.51 per share to employees and officers of the Company. On May 30, 2024, the Board of Directors of the Company approved the grant of an aggregate of 1,697,712 shares of common stock issuable upon exercise of stock options at an exercise price of $3.51 per share to employees and officers of the Company, subject to stockholder approval of an increase in the shares of common stock available for issuance pursuant to the Company’s 2021 Equity Incentive Plan at the Company’s annual meeting on June 20, 2024. The increase of shares available was approved by shareholders at the June 20, 2024 meeting, thus completing the requirements for the reissuance of the grant. The terms of the reissued grant were identical to the rescinded grant, therefore the transaction does not represent a stock option modification.

Warrants

A summary of warrant activity and changes in warrants outstanding, classified as equity is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2023	2,807,948	$2.45	1.9 years
Expired	(595)	$252.72
Balance outstanding, June 30, 2024	2,807,353	$2.40	1.4 years

Sale of Common Stock

During June 2024, the Company received net proceeds of $1.8 million from the sale of 0.8 million shares of its common stock under the Sales Agreement with Jefferies LLC.

6. Commitments and Contingencies

Executive Agreements

Certain executive agreements provide for severance payments in case of terminations without cause or certain change of control scenarios.

Research and Development Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which Cardiff Oncology refers to as onvansertib. Terms of the agreement also provide for the Company to pay development and commercial milestones, and royalties based on sales volume. These potential development milestones include: (a) dosing of the first subject in the first Phase III Clinical Trial for the first Product, a registration enabling Phase II Clinical Trial, or after completion of a Phase II Clinical Trial that is used as the basis for an NDA submission; and (b) upon filing of the first NDA or equivalent for the first product candidate. During the six months ended June 30, 2024 and 2023 no milestone or royalty payments were made.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. The Company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due to the Company. These royalty payments are calculated as a percent of revenue. For the six months ended June 30, 2024 and 2023, payments have not been material.

Litigation

As previously disclosed in the Supplement to the Company’s Proxy Statement for its Annual Meeting held on June 20, 2024 (the “2024 Annual Meeting”) as filed with the SEC on June 3, 2024, a purported stockholder of the Company filed a class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, and against James Armitage, Mark Erlander, Rodney Markin, Mani Mohindru, Gary Pace, Renee Tannenbaum, Lale White, Tod Smeal, Fairooz Kabbinavar and James Levine. The complaint alleges, among other things, that the By-Laws of the Company (the “By-Laws”), in effect as of May 13, 2024, require directors to be elected, and other business to be transacted, using a voting standard that treats broker non-votes as votes “against” these actions. This purported stockholder also claims that directors Renee Tannenbaum and Mani Mohindru were not validly elected in 2022 and 2023, respectively, and that the Company did not validly amend its 2021 Equity Incentive Plan at the annual meeting of stockholders held in 2022, in each case because the voting standard urged by the purported stockholder was not satisfied. The Board of Directors adopted amendments to the By-Laws to confirm and clarify the applicable voting standards that applied to the business transacted at the 2024 Annual Meeting. The Board of Directors also adopted resolutions to rescind equity grants that were made in reliance on the 2022 amendment to the 2021 Equity Incentive Plan and approved replacement grants with terms identical to the equity grants rescinded. The replacement grants were approved by the stockholders at the 2024 Annual Meeting.

On June 26, 2024, the plaintiff dismissed the complaint with prejudice as to the plaintiff, with the court retaining jurisdiction to determine plaintiff’s counsel’s application for an award of attorneys’ fees. Currently, the fees cannot be estimated, and no fees have been accrued. The Company does not believe these fees will be material.

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

7. Subsequent Events

Sale of Common Stock

From July 1, 2024 through August 6, 2024, the Company sold 0.9 million shares of its common stock under the Sales Agreement with Jefferies LLC. Gross proceeds from these sales was $2.3 million.

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

Overview

We are a clinical-stage biotechnology company leveraging PLK1 inhibition, a well-validated oncology drug target, to develop novel therapies across a range of cancers with the greatest unmet medical need. Our goal is to target tumor vulnerabilities with treatment combinations of onvansertib, our oral and highly selective PLK1 inhibitor, and standard-of-care ("SoC") therapeutics. We are focusing our clinical program in indications such as RAS-mutated metastatic colorectal cancer ("mCRC"), as well as in investigator-initiated ongoing or planned trials in metastatic pancreatic ductal adenocarcinoma ("mPDAC"), small cell lung cancer ("SCLC"), and triple negative breast cancer ("TNBC"). Our clinical development programs incorporate tumor genomics and biomarker assays to refine assessment of patient response to treatment.

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

In addition, in vivo combination studies have confirmed the positive results obtained in vitro and additive or synergistic effects on efficacy have been observed in xenograft models of onvansertib in combination with irinotecan, 5-fluorouracil ("5-FU"), abiraterone, PARP inhibitors, venetoclax, paclitaxel, or bevacizumab. Combining onvansertib with SoC cancer agents provides opportunities for synergy with many cancer therapies.

There are several ongoing and planned clinical trials of onvansertib in multiple indications: one trial (CRDF-004) in first-line treatment in patients with RAS-mutated mCRC, and investigator-initiated trials in first-line mPDAC, relapsed SCLC and unresectable locally advanced or metastatic TNBC.

RAS-mutated mCRC Program:

CRDF-004 Randomized Clinical Trial in First-Line RAS-mutated mCRC

CRDF-004 is a Phase 2 open-label, randomized multi-center clinical trial of onvansertib in combination with SoC FOLFIRI and bevacizumab or FOLFOX and bevacizumab for the first-line treatment of patients with RAS-mutated mCRC. The primary objectives of the CRDF-004 trial are to evaluate onvansertib’s safety and efficacy in combination with the SoC, as well as to evaluate two doses of onvansertib, 20mg and 30mg, given in combination with SoC, against SoC alone. The primary endpoint of the trial is objective response rate ("ORR"). Progression-free survival and duration of response will be secondary endpoints. We anticipate releasing initial data from the CRDF-004 trial in the second half of 2024. This trial is conducted in partnership with Pfizer Ignite, an end-to-end service for biotech companies, and it is expected to enroll approximately 90 evaluable patients. In February 2024 it was announced that the first patient dosed for this trial. For more information, please visit NCT06106308 at www.clinicialtrials.gov.

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

Phase 1b/2 Clinical Trial in Second-Line KRAS-mutated mCRC

TROV-054, a Phase 1b/2 open-label multi-center clinical trial of onvansertib in combination with SoC FOLFIRI and bevacizumab for the second-line treatment of patients with KRAS-mutated mCRC, completed enrollment in October 2022.

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

•Median progression free survival ("mPFS") across all evaluable patients was 9.3 months (95% CI: 7.8 – 14). Historical control trials of different drug combinations, including the SoC of FOLFIRI with bevacizumab, in similar patient populations have shown ORR and mPFS of 5 – 13% and ~4.5 – 6.7 months, respectively.

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

Phase 2 Clinical Trial in Second-Line RAS-mutated mCRC

The ONSEMBLE trial (CRDF-003) is a Phase 2 randomized, open-label multi-center clinical trial of onvansertib in combination with SoC FOLFIRI and bevacizumab for the second-line treatment of patients with RAS-mutated mCRC. The primary objectives of the ONSEMBLE trial are to evaluate onvansertib’s safety and efficacy in combination with FOLFIRI and bevacizumab, as well as to evaluate two doses of onvansertib, 20mg and 30mg, given in combination with FOLFIRI and bevacizumab, against FOLFIRI and bevacizumab alone. The primary endpoint of the trial is ORR. For more information, please visit NCT05593328 at www.clinicialtrials.gov.

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

Objective Response Rate	Bevacizumab Naïve Patients(1)	Bevacizumab Exposed Patients	All Patients
FOLFIRI/bev (SoC alone); (N=6)	0% (0 of 3)	0% (0 of 3)	0% (0 of 6)
Onvansertib 20mg + SoC; (N=8)	50% (1 of 2)	0% (0 of 6)	13% (1 of 8)
Onvansertib 30mg + SoC; (N=7)	50% (1 of 2)	0% (0 of 5)	14% (1 of 7)
Onvansertib (all doses) + SoC; (N=15)	50% (2 of 4)	0% (0 of 11)	13% (2 of 15)
(1)    The two partial responses were confirmed on the patients' subsequent scans.

•Data on TEAEs on the trial showed that onvansertib is well-tolerated when used in combination with FOLFIRI and bevacizumab. No Grade 4 TEAEs were observed for the arms of FOLFIRI and bevacizumab alone and onvansertib 30mg given in combination with FOLFIRI and bevacizumab. Two Grade 4 TEAEs of neutropenia were seen in patients receiving 20mg onvansertib given in combination with FOLFIRI and bevacizumab. Both patients recovered within 7 and 10 days after withholding the study treatment and no dose reductions in subsequent treatment cycles were needed. There were no major or unexpected toxicities seen in the trial.

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

mPDAC Program:

Phase 2 Investigator-Initiated Clinical Trial in First-Line mPDAC

In February 2024, the FDA approved NALIRIFOX as a first-line treatment option for mPDAC. As a result, we are currently planning to support a new investigator-initiated mPDAC Phase 2 trial of onvansertib in combination with first-line SoC NALIRIFOX, details of which we will announced when available. The trial would replace a previously planned two-cohort, non-randomized Phase 2 trial of onvansertib in combination with first-line SoC Gemzar® and Abraxane® which was to be conducted at the OHSU Knight Cancer Institute.

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

Preliminary data presented on September 26, 2023 provided an update of the ongoing CRDF-001 Phase 2 open label clinical trial in mPDAC:

•Preliminary data from 21 patients evaluable for radiographic response showed 1 patient achieving a confirmed partial response (“PR”) and 3 patients achieving unconfirmed PR that were awaiting confirmatory scans;

•19% objective response rate ORR achieved compared to historical control of 7.7% in second-line setting;

•5.0 months mPFS achieved compared to historical control of 3.1 months with SoC;

An update provided on February 29, 2024 indicated 3 of the 4 PRs are confirmed PRs and 1 of the 4 PRs did not confirm on their subsequent scan.

Other Clinical Programs:

Phase 2 Investigator-Initiated Clinical Trial in SCLC

A single-arm, two-stage, Phase 2 trial of onvansertib monotherapy in patients with relapsed SCLC at the University of Pittsburgh Medical Center ("UPMC"), completed enrollment in July 2023. The primary endpoint of the trial is ORR, while key secondary endpoints include PFS and overall survival. For more information, please visit NCT05450965 at www.clinicialtrials.gov.

An examination of the safety data from the first six patients by the institutional review board confirmed the trial can continue to enroll as planned. Preliminary efficacy data for seven patients presented on September 26, 2023, showed one confirmed PR, three stable disease (“SD”) and three progressive disease (“PD”). The disease control rate (“DCR”), including PR and SD, is 57% (4 of 7 patients).

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 and 2023

Revenues

Total revenues were $163,000 for the three months ended June 30, 2024, as compared to $108,000 for the prior period. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended June 30,
(in thousands)	2024	2023	Increase (Decrease)
Salaries and staff costs	$1,714	$1,487	$227
Stock-based compensation	397	297	100
Clinical trials, outside services, and lab supplies	6,950	5,670	1,280
Facilities and other	432	566	(134)
Total research and development	$9,493	$8,020	$1,473

Research and development expenses increased by $1.5 million for the three months ended June 30, 2024, compared to the same period in 2023. The overall increase in expenses was primarily due to costs associated with clinical programs and outside service costs related to the development of our lead drug candidate, onvansertib. The increase in salaries and staff costs was primarily from key hires in research and development and clinical operations (research and development average headcount grew by 19% over the comparative period).

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended June 30,
(in thousands)	2024	2023	Increase (Decrease)
Salaries and staff costs	$807	$1,358	$(551)
Stock-based compensation	782	1,284	(502)
Outside services and professional fees	1,167	1,070	97
Facilities and other	459	584	(125)
Total selling, general and administrative	$3,215	$4,296	$(1,081)

Selling, general and administrative expenses decreased by $1.1 million for the three months ended June 30, 2024, compared to the same period in 2023. The overall decrease in expenses was primarily due to salaries and staff costs due to an employee severance agreement which was expensed during the prior period. Stock-based compensation expense decreased due to a modification of stock options that occurred during the prior period. The decrease in facilities and other costs was primarily due to reduced insurance costs compared to the prior period.

Interest Income, Net

Interest income, net was $0.8 million for the three months ended June 30, 2024 as compared to $1.1 million for the same period of 2023. The decrease in interest income was primarily due to a lower balance of our short-term investments portfolio and money market accounts for the three months ended June 30, 2024 as compared to the same period of 2023.

Six Months Ended June 30, 2024 and 2023

Revenues

Total revenues were $368,000 for the six months ended June 30, 2024, as compared to $191,000 for the same period in 2023. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Six Months Ended June 30,
(in thousands)	2024	2023	Increase (Decrease)
Salaries and staff costs	$3,582	$2,860	$722
Stock-based compensation	786	691	95
Clinical trials, outside services, and lab supplies	12,202	12,515	(313)
Facilities and other	931	1,006	(75)
Total research and development	$17,501	$17,072	$429

Research and development expenses increased by $0.4 million for the six months ended June 30, 2024, compared to the same period in 2023. The overall increase in expenses was primarily due to salaries and staff costs generally from key hires in research and development and clinical operations (research and development average headcount grew by 27% over the comparative period). Outside services costs decreased due to recruitment fees for key hires that occurred during the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Six Months Ended June 30,
(in thousands)	2024	2023	Increase (Decrease)
Salaries and staff costs	$1,714	$2,157	$(443)
Stock-based compensation	1,517	1,954	(437)
Outside services and professional fees	2,150	2,091	59
Facilities and other	964	1,177	(213)
Total selling, general and administrative	$6,345	$7,379	$(1,034)

Selling, general and administrative expenses decreased by $1.0 million for the six months ended June 30, 2024, compared to the same period in 2023. The overall decrease in expenses was primarily due to salaries and staff costs due to an employee severance agreement which was expensed during the prior period. Stock-based compensation expense decreased due to a modification of stock options that occurred during the prior period. The decrease in facilities and other costs was primarily due to reduced insurance costs compared to the prior period.

Interest Income, Net

Interest income, net was $1.7 million for the six months ended June 30, 2024 as compared to $2.0 million for the same period of 2023. The decrease in interest income was primarily due to a lower balance of our short-term investments portfolio and money market accounts for the six months ended June 30, 2024 as compared to the same period of 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, and December 31, 2023, we had working capital of $49.7 million and $67.0 million, respectively.

We have incurred net losses since our inception and have negative operating cash flows. As of June 30, 2024, we had $60.3 million in cash, cash equivalents and short-term investments and we believe we have sufficient cash to meet our funding requirements for at least the next 12 months following the issuance date of this Quarterly Report on Form 10-Q. Based on our current projections we expect that our capital resources are sufficient to fund our operations through the end of the third quarter of 2025.

From July 1, 2024 through August 6, 2024, we raised gross proceeds of $2.3 million from the sale of 0.9 million shares of our Common Stock.

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

Cash Flow Summary

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(16,970)	$(15,791)
Net cash provided by investing activities	18,651	18,813
Net cash provided by financing activities	2,165	—
Net change in cash and equivalents	$3,846	$3,022

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024, was $17.0 million. Our primary use of cash was from our net loss of $21.8 million, adjusted for non-cash items of $2.2 million primarily related to stock-based compensation. The net change in our operating assets and liabilities decreased cash used in operations by $2.6 million.

Net cash used in operating activities for the six months ended June 30, 2023, was $15.8 million. Our primary use of cash was from our net loss of $22.4 million, adjusted for non-cash items of $2.4 million primarily related to stock-based compensation. The net change in our operating assets and liabilities decreased cash used in operations by $4.2 million.

At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024 was $18.7 million, primarily related to maturities in excess of purchases of marketable securities.

Net cash provided by investing activities for the six months ended June 30, 2023 was $18.8 million, primarily related to sales and maturities in excess of purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $2.2 million, from the sale of common stock and employee stock options exercises.

Net cash provided by financing activities for the six months ended June 30, 2023 was $0.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIFF ONCOLOGY, INC.

August 8, 2024	By:	/s/ Mark Erlander
Mark Erlander
Chief Executive Officer

CARDIFF ONCOLOGY, INC.

August 8, 2024	By:	/s/ James Levine
James Levine
Chief Financial Officer