Form 10-Q
period 2024-09-30
Cardiff Oncology, Inc.
filed 2024-11-07
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 001-35558

CARDIFF ONCOLOGY, INC.

(Exact Name of registrant as specified in its charter)

Delaware	27-2004382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11055 Flintkote Avenue, San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 952-7570
(Registrant’s telephone number, including area code)

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock	CRDF	The Nasdaq Stock Market LLC

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

As of November 4, 2024, the issuer had 51,133,747 shares of Common Stock issued and outstanding.

CARDIFF ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIFF ONCOLOGY, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$13,038	$21,655
Short-term investments	44,629	53,168
Accounts receivable and unbilled receivable	618	288
Prepaid expenses and other current assets	1,047	2,301
Total current assets	59,332	77,412
Property and equipment, net	993	1,238
Operating lease right-of-use assets	1,304	1,708
Other assets	1,267	1,279
Total Assets	$62,896	$81,637

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,643	$1,966
Accrued liabilities	7,175	7,783
Operating lease liabilities	707	691
Total current liabilities	12,525	10,440
Operating lease liabilities, net of current portion	979	1,458
Total Liabilities	13,504	11,898

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, 20,000 shares authorized; 277 designated as Series A Convertible Preferred Stock; 61 shares outstanding at September 30, 2024 and December 31, 2023 with liquidation preference of $1,086 and $1,068 at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 48,731 and 44,677 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	5	4
Additional paid-in capital	421,697	409,343
Accumulated other comprehensive gain (loss)	82	(67)
Accumulated deficit	(372,392)	(339,541)
Total stockholders’ equity	49,392	69,739
Total liabilities and stockholders’ equity	$62,896	$81,637

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Royalty revenues	$165	$141	$532	$332
Costs and expenses:
Research and development	9,640	8,022	27,140	25,094
Selling, general and administrative	3,126	2,939	9,471	10,318
Total operating expenses	12,766	10,961	36,611	35,412

Loss from operations	(12,601)	(10,820)	(36,079)	(35,080)

Other income (expense), net:
Interest income, net	741	1,068	2,472	3,061
Other income (expense), net	5	21	(37)	(85)
Total other income, net	746	1,089	2,435	2,976

Net loss	(11,855)	(9,731)	(33,644)	(32,104)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(18)	(18)

Net loss attributable to common stockholders	$(11,861)	$(9,737)	$(33,662)	$(32,122)

Net loss per common share — basic and diluted	$(0.25)	$(0.22)	$(0.74)	$(0.72)

Weighted-average shares outstanding — basic and diluted	46,865	44,677	45,461	44,677

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(11,855)	$(9,731)	$(33,644)	$(32,104)
Other comprehensive loss:
Unrealized gain (loss) on securities available-for-sale	179	24	149	(12)
Total comprehensive loss	(11,676)	(9,707)	(33,495)	(32,116)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(18)	(18)

Comprehensive loss attributable to common stockholders	$(11,682)	$(9,713)	$(33,513)	$(32,134)

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2023	61	$—	44,677	$4	$409,343	$(67)	$(339,541)	$69,739
Modified-retrospective adoption of ASU 2020-06(1)	—	—	—	—	(793)	—	793	—
Stock-based compensation	—	—	—	—	1,124	—	—	1,124
Issuance of common stock upon exercise of stock options	—	—	33	—	107	—	—	107
Other comprehensive loss	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	(10,011)	(10,011)
Balance, March 31, 2024	61	—	44,710	4	409,781	(132)	(348,759)	60,894
Issuance of common stock, net of expenses(2)	—	—	792	1	1,804	—	—	1,805
Stock-based compensation	—	—	—	—	1,179	—	—	1,179
Issuance of common stock upon exercise of stock options	—	—	100	—	253	—	—	253
Other comprehensive gain	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(11,778)	(11,778)
Balance, June 30, 2024	61	—	45,602	5	413,017	(97)	(360,537)	52,388
Issuance of common stock, net of expenses(3)	—	—	3,129	—	7,427	—	—	7,427
Stock-based compensation	—	—	—	—	1,253	—	—	1,253
Other comprehensive gain	—	—	—	—	—	179	—	179
Net loss	—	—	—	—	—	—	(11,855)	(11,855)
Balance, September 30, 2024	61	$—	48,731	$5	$421,697	$82	$(372,392)	$49,392

(1)
See Note 2.
(2)
Net of expenses of $197,000.
(3)
Net of expenses of $285,000.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2022	61	$—	44,677	$4	$404,834	$(395)	$(298,100)	$106,343
Stock-based compensation	—	—	—	—	1,064	—	—	1,064
Other comprehensive gain	—	—	—	—	—	319	—	319
Net loss	—	—	—	—	—	—	(11,223)	(11,223)
Balance, March 31, 2023	61	—	44,677	4	405,898	(76)	(309,323)	96,503
Stock-based compensation	—	—	—	—	1,581	—	—	1,581
Other comprehensive loss	—	—	—	—	—	(355)	—	(355)
Net loss	—	—	—	—	—	—	(11,150)	(11,150)
Balance, June 30, 2023	61	—	44,677	4	407,479	(431)	(320,473)	86,579
Stock-based compensation	—	—	—	—	955	—	—	955
Other comprehensive loss	—	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	—	(9,731)	(9,731)
Balance, September 30, 2023	61	$—	44,677	$4	$408,434	$(407)	$(330,204)	$77,827

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(33,644)	$(32,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	308	295
Stock-based compensation expense	3,556	3,600
Accretion of discounts on short-term investments, net	(440)	(716)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	(330)	573
Prepaid expenses and other current assets	1,084	3,188
Operating lease right-of-use assets	404	408
Other assets	12	—
Accounts payable and accrued liabilities	2,087	1,428
Operating lease liabilities	(463)	(420)
Net cash used in operating activities	(27,426)	(23,748)

Investing activities
Capital expenditures	(80)	(574)
Maturities of short-term investments	22,595	80,534
Purchases of short-term investments	(23,563)	(67,491)
Sales of short-term investments	10,265	10,165
Net cash provided by investing activities	9,217	22,634

Financing activities
Proceeds from sales of common stock, net of expenses of $482 and $0, respectively	9,232	—
Proceeds from exercise of options	360	—
Net cash provided by financing activities	9,592	—
Net change in cash and cash equivalents	(8,617)	(1,114)
Cash and cash equivalents—Beginning of period	21,655	16,347
Cash and cash equivalents—End of period	$13,038	$15,233

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Business Organization and Overview

Cardiff Oncology, Inc. (“Cardiff Oncology” or the “Company”) headquartered in San Diego, California, is a clinical-stage biotechnology company leveraging Polo-like Kinase 1 (“PLK1”) inhibition, to develop novel therapies across a range of cancers. The Company’s lead asset is onvansertib, a PLK1 inhibitor that is being evaluated in combination with standard-of-care ("SoC") therapeutics in clinical programs targeting indications such as RAS-mutated metastatic colorectal cancer (“mCRC”), as well as ongoing or planned investigator-initiated trials in metastatic pancreatic ductal adenocarcinoma (“mPDAC”), small cell lung cancer (“SCLC”), and triple negative breast cancer (“TNBC”). These programs and the Company’s broader development strategy are designed to target tumor vulnerabilities in order to overcome treatment resistance and deliver superior clinical benefit compared to SoC alone. The Company's common stock is listed on the Nasdaq Capital Market under the ticker symbol "CRDF".

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

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of September 30, 2024, the Company had $57.7 million in cash, cash equivalents and short-term investments and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

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

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2024, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	September 30,
	2024	2023
Options to purchase Common Stock	8,348,344	6,652,427
Warrants to purchase Common Stock	2,807,353	2,807,948
Series A Convertible Preferred Stock	877	877
	11,156,574	9,461,252

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2024, and December 31, 2023:

	Fair Value Measurements at September 30, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$12,591	$—	$—	$12,591
U.S. treasury securities	298	—	—	298
Total included in cash and cash equivalents	12,889	—	—	12,889

Available for sale investments:
Certificate of deposit	—	334	—	334
Corporate debt securities	—	25,091	—	25,091
Commercial paper	—	310	—	310
U.S. treasury securities	18,894	—	—	18,894
Total available for sale investments	18,894	25,735	—	44,629

Total assets measured at fair value on a recurring basis	$31,783	$25,735	$—	$57,518

	Fair Value Measurements at December 31, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$21,606	$—	$—	$21,606
Total included in cash and cash equivalents	21,606	—	—	21,606

Available for sale investments:
Certificate of deposit	—	8,333	—	8,333
Corporate debt securities	—	19,373	—	19,373
Commercial paper	—	6,202	—	6,202
U.S. government agencies	—	834	—	834
U.S. treasury securities	18,426	—	—	18,426
Total available for sale investments	18,426	34,742	—	53,168

Total assets measured at fair value on a recurring basis	$40,032	$34,742	$—	$74,774

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the nine months ended September 30, 2024.

4. Supplementary Balance Sheet Information

Investments available for sale

Investments available for sale consisted of the following:

	As of September 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$334	$—	$—	$334
Corporate debt securities	16,213	36	(2)	16,247
Commercial paper	308	2	—	310
U.S. treasury securities	18,896	8	(10)	18,894
Total maturity less than 1 year	35,751	46	(12)	35,785
Maturity 1 to 2 years:
Corporate debt securities	8,796	49	(1)	8,844
Total maturity 1 to 2 years	8,796	49	(1)	8,844

Total short-term investments	$44,547	$95	$(13)	$44,629

	As of December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$8,317	$16	$—	$8,333
Corporate debt securities	10,948	8	(16)	10,940
Commercial paper	6,193	9	—	6,202
U.S. government agencies	835	—	(1)	834
Total maturity less than 1 year	26,293	33	(17)	26,309
Maturity 1 to 2 years:
Corporate debt securities	8,437	6	(10)	8,433
U.S. treasury securities	18,505	—	(79)	18,426
Total maturity 1 to 2 years	26,942	6	(89)	26,859

Total short-term investments	$53,235	$39	$(106)	$53,168

We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses in investments available for sale debt securities at September 30, 2024, were substantially due to changes in interest rates, not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. It is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

Investments available for sale that have been in a continuous unrealized loss position for greater than one-year consisted of the following:

As of September 30, 2024
(in thousands)	Fair Market Value	Gross Unrealized Loss
Total	$—	$—

	As of December 31, 2023
(in thousands)	Fair Market Value	Gross Unrealized Loss
Corporate debt securities	$397	$(3)

Property and equipment

Property and equipment consisted of the following:

(in thousands)	As of September 30, 2024	As of December 31, 2023
Furniture and office equipment	$1,067	$1,067
Leasehold improvements	2,568	2,568
Laboratory equipment	1,414	1,355
Property and equipment, gross	5,049	4,990
Less—accumulated depreciation and amortization	(4,056)	(3,752)
Property and equipment, net	$993	$1,238

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	As of September 30, 2024	As of December 31, 2023
Clinical trials	$4,271	$4,309
Accrued compensation	1,993	2,737
Research agreements and services	637	530
Other accrued liabilities	274	207
Total accrued liabilities	$7,175	$7,783

5. Stockholders’ Equity

Stock Options

Stock-based compensation expense related to Cardiff Oncology equity awards have been recognized in operating results as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Included in research and development expense	$436	$294	$1,223	$985
Included in selling, general and administrative expense	817	661	2,333	2,615
Total stock-based compensation expense	$1,253	$955	$3,556	$3,600

The unrecognized compensation cost related to non-vested stock options outstanding at September 30, 2024, net of estimated forfeitures, was $8.1 million, which is expected to be recognized over a weighted-average remaining vesting period of 2.4 years. The weighted-average remaining contractual term of outstanding options as of September 30, 2024, was approximately 7.7 years. The total fair value of stock options vested during the nine months ended September 30, 2024 and 2023, were $3.6 million and $4.0 million, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.06%	3.62%
Dividend yield	0%	0%
Expected volatility of Cardiff Oncology common stock	106%	109%
Expected term	5.8 years	5.3 years

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2023	6,650,954	$4.27	$23,926
Granted	1,899,096	$3.40
Exercised	(133,614)	$2.69
Forfeited and expired	(68,092)	$23.06
Balance outstanding, September 30, 2024	8,348,344	$3.94	$2,542,885
Exercisable at September 30, 2024	4,431,853	$4.64	$1,235,936
Vested and expected to vest at September 30, 2024	8,132,900	$3.97	$2,451,731

2021 Equity Incentive Plan

In June 2021 the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). As of September 30, 2024 the number of authorized shares in the 2021 Plan is equal to the sum of (i) 8,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the 2014 Plan; and (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. As of September 30, 2024, there were 3,155,783 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Inducement Grants

The Company issues equity awards to certain new employees as inducement grants outside of its 2021 Plan. As of September 30, 2024, an aggregate of 1,380,248 shares were issuable upon the exercise of inducement grant stock options approved by the Company.

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

Warrants

A summary of warrant activity and changes in warrants outstanding, classified as equity is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2023	2,807,948	$2.45	1.9 years
Expired	(595)	$252.72
Balance outstanding, September 30, 2024	2,807,353	$2.40	1.2 years

Sale of Common Stock

During the three months ended September 30, 2024, the Company received net proceeds of $7.4 million from the sale of 3.1 million shares of its common stock under the Sales Agreement with Jefferies LLC.

During the nine months ended September 30, 2024, the Company received net proceeds of $9.2 million from the sale of 3.9 million shares of its common stock under the Sales Agreement with Jefferies LLC.

6. Commitments and Contingencies

Executive Agreements

Certain executive agreements provide for severance payments in case of terminations without cause or certain change of control scenarios.

Research and Development Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which Cardiff Oncology refers to as onvansertib. Terms of the agreement also provide for the Company to pay development and commercial milestones, and royalties based on sales volume. These potential development milestones include: (a) dosing of the first subject in the first Phase III Clinical Trial for the first Product, a registration enabling Phase II Clinical Trial, or after completion of a Phase II Clinical Trial that is used as the basis for an NDA submission; and (b) upon filing of the first NDA or equivalent for the first product candidate. During the nine months ended September 30, 2024 and 2023 no milestone or royalty payments were made.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. For the nine months ended September 30, 2024 and 2023, payments have not been material. The Company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due to the Company. These royalty payments are calculated as a percent of revenue.

Litigation

On May 13, 2024, a purported stockholder of the Company filed a putative class action in the Court of Chancery of the State of Delaware captioned Vrana v. James O. Armitage et al., C.A. No. 2024-0507-MTZ (Del. Ch.) (“Action”). The Action was mooted on June 20, 2024 when the Company’s stockholders voted: (i) to elect all 7 nominees for director to serve until the 2025 Annual Meeting of Stockholders; and (ii) to approve an amendment to the Company’s 2021 Equity Incentive Plan to increase the number of shares issuable thereunder to 8,150,000 shares. On June 26, 2024, the Court entered an order dismissing the Action but retained jurisdiction solely for the purpose of resolving the plaintiff’s counsel’s anticipated motion for an award of attorneys’ fees and expenses. Without admitting any fault or wrongdoing, the Company agreed to pay $400,000 in attorneys’ fees and expenses to the plaintiff’s counsel in connection with the mooted claims. In entering the order, the Court did not review, and did not pass judgment on, the payment of the attorneys’ fees and expenses. The Company paid the plaintiff’s counsel fees and expenses during September 2024, which was recorded within selling general and administrative expense.

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

7. Subsequent Events

Sale of Common Stock

From October 1, 2024 through November 4, 2024, the Company sold 2.4 million shares of its common stock under the Sales Agreement with Jefferies LLC. Gross proceeds from these sales was $7.0 million.

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

We believe the attributes of onvansertib described below, as well as early clinical evidence of favorable safety and efficacy, with expected on-target, manageable and transient side effects, may prove beneficial in addressing clinical therapeutic needs across a variety of cancers:

•
Onvansertib is highly potent and highly selective against the PLK1 enzyme (IC50 = 2nM; IC50 is the concentration for 50% inhibition), compared to prior PLK1 inhibitors that were pan-inhibitors of several PLK targets. Low or no activity of onvansertib was observed on a panel of 63 kinases (IC50>500 nM), including the PLK members PLK2 and PLK3 (IC50>10,000 nM);
•
Onvansertib is orally bioavailable, allowing for relative ease and flexibility of dosing;
•
Onvansertib has a relatively short drug half-life of 24 hours, allowing for flexible dosing and scheduling which has shown favorable safety and tolerability across multiple clinical trials.

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

RAS-mutated mCRC Program:

CRDF-004 Randomized Clinical Trial in First-Line RAS-mutated mCRC

CRDF-004 is a Phase 2 open-label, randomized multi-center clinical trial of onvansertib in combination with SoC FOLFIRI and bevacizumab or FOLFOX and bevacizumab for the first-line treatment of patients with RAS-mutated mCRC. The primary objectives of the CRDF-004 trial are to evaluate onvansertib’s safety and efficacy in combination with the SoC, as well as to evaluate two doses of onvansertib, 20mg and 30mg, given in combination with SoC, against SoC alone. The primary endpoint of the trial is objective response rate ("ORR"). Progression-free survival and duration of response will be secondary endpoints. We anticipate releasing initial data from the CRDF-004 trial in the fourth quarter of 2024. This trial is conducted in partnership with Pfizer Ignite, an end-to-end service for biotech companies, and it is expected to enroll approximately 90 evaluable patients. In February 2024 it was announced that the first patient dosed for this trial. For more information, please visit NCT06106308 at www.clinicialtrials.gov.

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

Data presented on August 7, 2023, provided an update of the ongoing TROV-054 Phase 1b/2 single arm clinical trial in KRAS-mutated metastatic colorectal cancer:

•
ORR across all evaluable patients was 29%, with 19 of 66 evaluable patients achieving an objective response. Responses have been observed across multiple KRAS variants;
•
Median duration of response ("mDoR") across all evaluable patients was 12.0 months (95% confidence interval ("CI"): 8.9 – not reached);
•
Median progression free survival ("mPFS") across all evaluable patients was 9.3 months (95% CI: 7.8 – 14). Historical control trials of different drug combinations, including the SoC of FOLFIRI with bevacizumab, in similar patient populations have shown ORR and mPFS of 5 – 13% and ~4.5 – 6.7 months, respectively;
•
A subgroup analysis of patients who were bevacizumab naïve when they entered second-line therapy vs. patients who had received prior bevacizumab in first-line therapy showed that patients who were bevacizumab naïve (n=15) had an ORR of 73% and mPFS of 15 months, which is well above historical controls. In contrast, patients previously treated with bevacizumab (n=51) had an ORR of 16% and mPFS of 7.8 months;

•
Data on Treatment Emergent Adverse Events ("TEAEs") on the trial showed that onvansertib is well-tolerated when used in combination with FOLFIRI and bevacizumab. The more severe, grade 4 TEAEs are either neutropenia or leukopenia, which are common events in patients treated with FOLFIRI and bevacizumab. None of the patients with grade 4 TEAEs discontinued treatment due to their condition and all resolved without issue. There were no major or unexpected toxicities seen in the trial;
•
Data from the Phase 1b portion of this trial was published in the peer-reviewed journal Clinical Cancer Research, February 6, 2024 edition;
•
Data from the Phase 2 portion of this trial was published online in the peer-reviewed journal of Clinical Oncology on October 30, 2024.

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

Data presented on February 29, 2024, provided the first update of the ongoing ONSEMBLE Phase 2 randomized clinical trial in RAS-mutated mCRC:

•
ORR data for each arm of the trial and for the two experimental arms combined are shown in the table below. The table also presents ORR data for two subgroups of patients: those who were bevacizumab naïve when they entered second-line therapy vs. patients who had received prior bevacizumab in first-line therapy.

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
•
Data on TEAEs on the trial showed that onvansertib is well-tolerated when used in combination with FOLFIRI and bevacizumab. No Grade 4 TEAEs were observed for the arms of FOLFIRI and bevacizumab alone and onvansertib 30mg given in combination with FOLFIRI and bevacizumab. Two Grade 4 TEAEs of neutropenia were seen in patients receiving 20mg onvansertib given in combination with FOLFIRI and bevacizumab. Both patients recovered within 7 and 10 days after withholding the study treatment and no dose reductions in subsequent treatment cycles were needed. There were no major or unexpected toxicities seen in the trial.

The ORR data from the randomized ONSEMBLE trial validates the findings observed in our earlier single-arm Phase 1b/2 KRAS-mutated mCRC trial (TROV-054). In the ONSEMBLE trial, objective responses were observed only in bevacizumab naïve patients versus bevacizumab exposed patients. In addition, these objective responses were present only in bevacizumab naïve patients randomized to the experimental arms of onvansertib in combination with FOLFIRI and bevacizumab vs. bevacizumab naïve patients randomized to the FOLFIRI and bevacizumab alone control arm.

mPDAC Program:

Phase 2 Investigator-Initiated Clinical Trial in First-Line mPDAC

In February 2024, the FDA approved NALIRIFOX as a first-line treatment option for mPDAC. As a result, we are currently planning to support a new investigator-initiated mPDAC Phase 2 trial of onvansertib in combination with first-line SoC NALIRIFOX, details of which we will announce when available. The trial would replace a previously planned two-cohort, non-randomized Phase 2 trial of onvansertib in combination with first-line SoC Gemzar® and Abraxane® which was to be conducted at the OHSU Knight Cancer Institute.

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

Preliminary data presented on September 26, 2023 provided an update of the ongoing CRDF-001 Phase 2 open label clinical trial in mPDAC:

•
Preliminary data from 21 patients evaluable for radiographic response showed 1 patient achieving a confirmed partial response (“PR”) and 3 patients achieving unconfirmed PR that were awaiting confirmatory scans;
•
19% objective response rate ORR achieved compared to historical control of 7.7% in second-line setting;
•
5.0 months mPFS achieved compared to historical control of 3.1 months with SoC;

An update provided on February 29, 2024 indicated 3 of the 4 PRs are confirmed PRs and 1 of the 4 PRs did not confirm on their subsequent scan.

Other Clinical Programs:

Phase 2 Investigator-Initiated Clinical Trial in SCLC

A single-arm, two-stage, Phase 2 trial of onvansertib monotherapy in patients with relapsed SCLC at the University of Pittsburgh Medical Center ("UPMC"), completed enrollment in July 2023.In October 2024, the trial was re-opened for enrollment at the University of Maryland Greenebaum Comprehensive Cancer Center (“UMGCCC”) following the investigator’s relocation to this location. The primary endpoint of the trial is ORR, while key secondary endpoints include PFS and overall survival. For more information, please visit NCT05450965 at www.clinicialtrials.gov.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 and 2023

Revenues

Total revenues were $0.2 million for the three months ended September 30, 2024, as compared to $0.1 million for the prior period. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended September 30,
(in thousands)	2024	2023	Increase (Decrease)
Salaries and staff costs	$1,579	$1,615	$(36)
Stock-based compensation	436	294	142
Clinical trials, outside services, and lab supplies	7,153	5,603	1,550
Facilities and other	472	510	(38)
Total research and development	$9,640	$8,022	$1,618

Research and development expenses increased by $1.6 million for the three months ended September 30, 2024, compared to the same period in 2023. The overall increase in expenses was primarily due to costs associated with clinical programs and outside service costs related to the development of our lead drug candidate, onvansertib.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended September 30,
(in thousands)	2024	2023	Increase (Decrease)
Salaries and staff costs	$733	$731	$2
Stock-based compensation	817	661	156
Outside services and professional fees	1,176	1,011	165
Facilities and other	400	536	(136)
Total selling, general and administrative	$3,126	$2,939	$187

Selling, general and administrative expenses increased by $0.2 million for the three months ended September 30, 2024, compared to the same period in 2023. The overall increase in expenses was primarily from outside services and professional fees, due to the settlement of litigation during the quarter, offset by a decreases in corporate legal expenses. Stock-based compensation expense increased due to new grants issued during the current year. The decrease in facilities and other costs was primarily due to reduced insurance costs compared to the prior period.

Interest Income, Net

Interest income, net was $0.7 million for the three months ended September 30, 2024 as compared to $1.1 million for the same period of 2023. Our interest income is primarily from our our short-term investment portfolios and money market accounts. The amount of interest income earned varies each period based on the balance of our accounts and interest rates.

Nine Months Ended September 30, 2024 and 2023

Revenues

Total revenues were $0.5 million for the nine months ended September 30, 2024, as compared to $0.3 million for the same period in 2023. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Increase (Decrease)
Salaries and staff costs	$5,161	$4,475	$686
Stock-based compensation	1,223	985	238
Clinical trials, outside services, and lab supplies	19,355	18,118	1,237
Facilities and other	1,401	1,516	(115)
Total research and development	$27,140	$25,094	$2,046

Research and development expenses increased by $2.0 million for the nine months ended September 30, 2024, compared to the same period in 2023. The overall increase in expenses was primarily due to costs associated with clinical programs and outside service costs related to the development of our lead drug candidate, onvansertib. Salaries and staff costs increased generally from key hires in research and development and clinical operations (research and development average headcount grew by 19% over the comparative period).

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Increase (Decrease)
Salaries and staff costs	$2,447	$2,888	$(441)
Stock-based compensation	2,333	2,615	(282)
Outside services and professional fees	3,326	3,102	224
Facilities and other	1,365	1,713	(348)
Total selling, general and administrative	$9,471	$10,318	$(847)

Selling, general and administrative expenses decreased by $0.8 million for the nine months ended September 30, 2024, compared to the same period in 2023. The overall decrease in expenses was primarily within salaries and staff costs due to an employee severance agreement which was expensed during the prior period. Stock-based compensation expense decreased due to a modification of stock options that occurred during the prior period. The decrease in facilities and other costs was primarily due to reduced insurance costs compared to the prior period. The increase in outside services and professional fees, was due to the settlement of litigation during the current period, offset by a decreases in corporate legal expenses.

Interest Income, Net

Interest income, net was $2.5 million for the nine months ended September 30, 2024 as compared to $3.1 million for the same period of 2023. Our interest income is primarily from our our short-term investment portfolios and money market accounts. The amount of interest income earned varies each period based on the balance of our accounts and interest rates.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, and December 31, 2023, we had working capital of $46.8 million and $67.0 million, respectively.

We have incurred net losses since our inception and have negative operating cash flows. As of September 30, 2024, we had $57.7 million in cash, cash equivalents and short-term investments and we believe we have sufficient cash to meet our funding requirements for at least the next 12 months following the issuance date of this Quarterly Report on Form 10-Q. Based on our current projections we expect that our capital resources are sufficient to fund our operations into the first quarter of 2026.

From October 1, 2024 through November 4, 2024, we raised gross proceeds of $7.0 million from the sale of 2.4 million shares of our Common Stock.

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

Cash Flow Summary

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(27,426)	$(23,748)
Net cash provided by investing activities	9,217	22,634
Net cash provided by financing activities	9,592	—
Net change in cash and equivalents	$(8,617)	$(1,114)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024, was $27.4 million. Our primary use of cash was from our net loss of $33.6 million, adjusted for non-cash items of $3.4 million primarily related to stock-based compensation. The net change in our operating assets and liabilities decreased cash used in operations by $2.8 million.

Net cash used in operating activities for the nine months ended September 30, 2023, was $23.7 million. Our primary use of cash was from our net loss of $32.1 million, adjusted for non-cash items of $3.2 million primarily related to stock-based compensation. The net change in our operating assets and liabilities decreased cash used in operations by $5.2 million.

At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024 was $9.2 million, primarily related to maturities and sales in excess of purchases of marketable securities.

Net cash provided by investing activities for the nine months ended September 30, 2023 was $22.6 million, primarily related to maturities and sales in excess of purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $9.6 million, from the sale of common stock and employee stock options exercises.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $0.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIFF ONCOLOGY, INC.

November 7, 2024	By:	/s/ Mark Erlander
Mark Erlander
Chief Executive Officer

CARDIFF ONCOLOGY, INC.

November 7, 2024	By:	/s/ James Levine
James Levine
Chief Financial Officer