Form 10-K
period 2024-12-31
Cardiff Oncology, Inc.
filed 2025-02-27
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $2.22 per share, which was the last sale price of the common stock as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $99,095,121.

As of February 20, 2025, 66,524,294 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant's proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14 A in connection with the registrant's 2025 Annual Meeting of Stockholders (the "Proxy Statement"), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

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

Risks Related to Our Business

•
We will need to raise substantial additional capital to develop and commercialize, our product candidate, onvansertib, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.
•
Our product candidate is in the early stages of clinical development and its commercial viability remains subject to current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidate, our business will be materially harmed.
•
If the results of preclinical studies or clinical trials for our product candidate, including those that are subject to existing or future license or collaboration agreements, are unfavorable or delayed, we could be delayed or precluded from the further development or commercialization of our product candidate, which could materially harm our business.
•
If third party vendors upon whom we intend to rely on to conduct our preclinical studies or clinical trials do not perform or fail to comply with strict regulations, these studies or trials of our product candidate may be delayed, terminated, or fail, or we could incur significant additional expenses, which could materially harm our business.
•
We, and our collaborators, must comply with extensive government regulations in order to advance our product candidate through the development process and ultimately obtain and maintain marketing approval for our products in the U.S. and abroad.
•
We have limited experience in the development of therapeutic product candidates and therefore may encounter difficulties developing our product candidate or managing our operations in the future.
•
Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
•
Delays in clinical testing could result in increased costs to us and delay our ability to generate revenue.
•
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidate, our business will be substantially harmed.
•
Security threats to our information technology infrastructure and/or our physical buildings could expose us to liability and damage our reputation and business.
•
If the manufacturers upon whom we rely fail to produce our product candidate, in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our product candidate.
•
Our product candidate, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.
•
If we materially breach or default under the Nerviano Licensing Agreement, Nerviano will have the right to terminate the agreement and we could lose critical license rights, which would materially harm our business.
•
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

We believe the attributes of onvansertib described below, as well as early clinical evidence of favorable safety and efficacy, with expected on-target, manageable and tolerable side effects, may prove beneficial in addressing clinical therapeutic needs across a variety of cancers:

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
•
Onvansertib has a relatively short drug half-life of 24 hours, allowing for flexible dosing and scheduling that has demonstrated a favorable safety profile across multiple clinical trials.

In vitro studies have shown synergistic effects when onvansertib was administered in combination with different cytotoxic agents including microtubule-targeting agents, topoisomerase 1 inhibitors, antimetabolites, alkylating agents, proteasome inhibitors, kinase inhibitors, PARP inhibitors, BCL-2 inhibitors, and androgen biosynthesis inhibitors.

In addition, in vivo combination studies have confirmed the positive results obtained in vitro and additive or synergistic effects on efficacy have been observed in xenograft models of onvansertib in combination with irinotecan, 5-fluorouracil ("5-FU"), abiraterone, PARP inhibitors, venetoclax, paclitaxel, or bevacizumab. Combining onvansertib with SoC cancer agents may provide opportunities for synergy with many cancer therapies.

There are several ongoing and planned clinical trials of onvansertib in multiple indications: one trial (CRDF-004) in first-line treatment in patients with RAS-mutated mCRC, and investigator-initiated trials in first-line mPDAC, relapsed SCLC and unresectable locally advanced or metastatic TNBC.

RAS-mutated mCRC Program:

CRDF-004 Randomized Clinical Trial in First-Line RAS-mutated mCRC

CRDF-004 is a Phase 2 open-label, randomized multi-center clinical trial of onvansertib in combination with SoC FOLFIRI and bevacizumab or SoC FOLFOX and bevacizumab for the first-line treatment of patients with RAS-mutated mCRC. The primary objectives of the CRDF-004 trial are to evaluate onvansertib’s safety and efficacy in combination with the SoC, as well as to evaluate two doses of onvansertib, 20mg and 30mg, given in combination with SoC, against SoC alone. The primary endpoint of the trial is objective response rate ("ORR"). Progression-free survival and duration of response will be secondary endpoints. This trial is conducted in partnership with Pfizer Ignite, an end-to-end service for biotech companies, and it is expected to enroll approximately 90 evaluable patients. For more information, please visit NCT06106308 at www.clinicialtrials.gov.

Contingent upon the results of CRDF-004, we plan to initiate CRDF-005, a Phase 3, randomized trial with registrational intent. The FDA has agreed that a seamless trial with an interim endpoint of ORR, with duration of response, is acceptable to pursue accelerated approval, with progression-free survival and trend in overall survival being the endpoints for full approval.

Data presented on December 10, 2024 provided initial results from the ongoing CRDF-004 Phase 2 randomized clinical trial in first-line RAS-mutated metastatic colorectal cancer. ORR, as of the data cut-off date of November 26, 2024, are shown below.

Control Arm (SoC alone)	20mg dose of onvansertib + SoC	30mg dose of onvansertib + SoC	All onvansertib patients
33% ORR (3 of 9)	50% ORR (5 of 10)	64% ORR (7 of 11)	57% ORR (12 of 21)

Spider Plots, displaying the change in tumor size from baseline for each patient over time, demonstrate deeper responses observed in patients receiving the 30mg dose of onvansertib in combination with the SoC compared to both the control arms and 20mg dose of onvansertib arms.

Note: Radiographic response determined per RECIST 1.1 by blinded independent central review. Spider plot reflects interim data as of November 26, 2024 from an ongoing trial and unlocked database.

Onvansertib in combination with chemo/bevacizumab was well-tolerated and there have been no major or unexpected toxicities observed.

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

Based on the interim results of the TROV-054 trial, we designed the ONSEMBLE trial (CRDF-003) as the next phase of our mCRC program. Upon further review of the clinical data from the bevacizumab naïve subgroup (those patients who did not receive bevacizumab in their first-line therapy), the preclinical data on the mechanism of action and the feedback from the FDA on our clinical development strategy, we made the decision to discontinue enrollment in the ONSEMBLE trial and to initiate the CRDF-004 clinical trial.

Phase 2 Clinical Trial in Second-Line RAS-mutated mCRC

The ONSEMBLE trial (CRDF-003) was a Phase 2 randomized, open-label multi-center clinical trial of onvansertib in combination with SoC FOLFIRI and bevacizumab for the second-line treatment of patients with RAS-mutated mCRC. The ONSEMBLE trial completed enrollment in August 2023 as part of our shift to a first-line mCRC program. The primary objectives of the ONSEMBLE trial were to evaluate onvansertib’s safety and efficacy in combination with FOLFIRI and bevacizumab, as well as to evaluate two doses of onvansertib, 20mg and 30mg, given in combination with FOLFIRI and bevacizumab, against FOLFIRI and bevacizumab alone. The primary endpoint of the trial was ORR. For more information, please visit NCT05593328 at www.clinicialtrials.gov.

The ORR data from the randomized ONSEMBLE trial validates the findings observed in our earlier single-arm Phase 1b/2 KRAS-mutated mCRC trial (TROV-054). In the ONSEMBLE trial, objective responses were observed only in bevacizumab naïve patients, not bevacizumab exposed patients. In addition, these objective responses were present only in bevacizumab naïve patients randomized to the experimental arms of onvansertib in combination with FOLFIRI and bevacizumab versus bevacizumab naïve patients randomized to the FOLFIRI and bevacizumab alone control arm.

mPDAC Program:

Phase 1b/2 Investigator-Initiated Clinical Trial in First-Line mPDAC

In February 2024, the FDA approved NALIRIFOX as a first-line treatment option for mPDAC. As a result, we are currently supporting a new investigator-initiated mPDAC Phase 1b/2 trial of onvansertib in combination with first-line SoC NALIRIFOX, which is now open for enrollment at the University of Kansas Medical Center. The trial replaced a previously planned two-cohort, non-randomized Phase 2 trial of onvansertib in combination with first-line SoC Gemzar® and Abraxane® . For more information, please visit NCT06736717 at www.clinicaltrials.gov.

The primary objective in this study is to determine anti-tumor activity by measuring Overall Response Rate (ORR). The secondary objectives are to determine treatment safety based on toxicities in participants who have received at least one dose of onvansertib, to determine anti-tumor activity by Progression Free Survival (PFS), to determine anti-tumor activity by Disease Control Rate (DCR), to determine Overall Survival (OS).

Phase 2 Clinical Trial in mPDAC

CRDF-001, a Phase 2 open-label multi-center clinical trial of onvansertib in combination with nanoliposomal irinotecan (Onivyde®), leucovorin, and fluorouracil for 2nd line treatment of patients with mPDAC, completed enrollment in October 2023.

The objective of this trial was to assess the safety and preliminary efficacy of onvansertib in combination with nanoliposomal irinotecan (Onyvide®), 5-FU and leucovorin as a 2nd line treatment in patients with mPDAC who have failed first-line gemcitabine-based therapy. For more information, please visit NCT04752696 at www.clinicialtrials.gov.

Preliminary data presented on September 26, 2023, and updated on February 29, 2024, showed promising data that caused us to shift the program to a first-line investigator initiated trial.

mPDAC biomarker discovery trial

The investigator-initiated biomarker discovery trial is exploring the impact of onvansertib 10-day monotherapy on tumors in mPDAC patients, and enrolled at the Oregon Health & Science University (OHSU) Knight Cancer Institute. Enrollment for this trial is closed.

Preliminary data were presented on September 26, 2023. One patient demonstrated an 86% decrease in Ki67, a well-established biomarker of tumor proliferation, and a 28% decrease in CA 19-9, a clinically-used biomarker to monitor treatment response.

Other Clinical Programs:

Phase 2 Investigator-Initiated Clinical Trial in SCLC

A single-arm, two-stage, Phase 2 trial of onvansertib monotherapy in patients with relapsed SCLC is open for enrollment at the University of Maryland, Baltimore. The trial is designed to enroll 15 patients in Stage 1, with the study proceeding to Stage 2 if 2 or more Stage 1 patients achieve an objective response. Stage 2 is designed to enroll an additional 20 patients. The primary endpoint of the trial is ORR, while key secondary endpoints include PFS and overall survival. For more information, please visit NCT05450965 at www.clinicialtrials.gov.

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

Phase 1b Investigator-Initiated Clinical Trial in TNBC

A single-arm, Phase 1b trial of onvansertib in combination with paclitaxel in patients with unresectable locally advanced or metastatic TNBC is open for enrollment at Dana Farber Cancer Institute ("DFCI"). In Phase 1b, approximately 14-16 patients will be treated with different doses of onvansertib in combination with a fixed dose of paclitaxel to determine the maximum tolerated dose and the safety and efficacy of onvansertib in combination with paclitaxel. For more information, please visit NCT05383196 at www.clinicialtrials.gov.

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

The Market

Metastatic Colorectal Cancer

Colorectal Cancer ("CRC") is a common cause of cancer death in the US. The American Cancer Society's estimates for the number of CRC diagnoses expected in the US in 2025 are 107,320 new cases of colon cancer and 46,950 new cases of rectal cancer, with an estimated 52,900 deaths predicted during 2025. Cancer‑specific mortality of CRC is predominantly due to metastatic disease. Despite significant progress in the treatment of mCRC, the majority of patients with mCRC succumb to the disease. RAS mutations in the CRC population are common, with greater than 50% of tumors from CRC patients harboring a RAS mutation (43% KRAS, 9% NRAS).

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

Collaborative Relationship

Pfizer, Inc.

In November 2021, we entered into a Securities Purchase Agreement (the “SPA”) with Pfizer Inc., as part of the Pfizer Breakthrough Growth Initiative, pursuant to which Pfizer purchased 2.4 million shares of our common stock at a purchase price per share of $6.22 for gross proceeds of approximately $15.0 million. In connection with the stock purchase, we and Pfizer entered into an Information Rights Agreement pursuant to which Pfizer had the right until May 17, 2024 to appoint an individual to our Scientific Advisory Board. Currently Nicholas Choong,

MD, Vice President of Clinical Development and Therapeutic Area Head of GI cancers, Gynecologic cancers and Melanoma is Pfizer's designee to our Scientific Advisory Board. In addition, until May 17, 2024 we agreed to provide Pfizer with rights of first access to any pre-clinical or final clinical data and results generated as part of the onvansertib development program at least two business days prior to us providing such data to a third party.

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

Intellectual Property

We consider the protection of our proprietary technologies and products, as well as our ability to maintain patent protection that covers the composition of matter of our product candidates, their methods of use, and other related technologies and inventions, to be a critical element in the success of our business. As of December 31, 2024, our owned and licensed intellectual property included 57 issued patents and 57 pending patent applications in the U.S. and abroad, some of which are related to our legacy patent portfolio. The pending patent applications include multiple international patent applications filed under the Patent Cooperation Treaty that may be used as the basis for multiple additional patent applications worldwide.

We licensed onvansertib from Nerviano Medical Sciences ("NMS" or "Nerviano") pursuant to a license agreement with NMS dated March 13, 2017 which grants us exclusive, worldwide rights under a portfolio of three patent families of U.S. and foreign patents covering three broad areas: (1) onvansertib (composition of matter), related compounds and processes for making compounds; pharmaceutical compositions and methods of treating diseases characterized by dysregulated protein kinase activity; (2) salts and pharmaceutical compositions of onvansertib; methods of treating mammals in need of PLK inhibition; and (3) synergistic combinations of onvansertib and one or more of a broad range of antineoplastic agents, and pharmaceutical compositions of those combinations. Patents of this licensed portfolio will expire between 2027 and 2030. U.S. patents of this licensed patent portfolio will expire in 2030, with patent term extension up to 2035.

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

The licensed MIT patent family includes U.S. Patent Nos. 9,566,280, 10,155,006, 10,772,898, and 12,115,171 which will expire in 2035, with patent term extension up to 2040. U.S. Patent No. 9,566,280 encompasses using abiraterone in combination with onvansertib to treat cancer. U.S. Patent Nos. 10,155,006, 10,772,898 and 12,115,171 broaden earlier issued U.S. Patent No. 9,566,280, by expanding the use of onvansertib to encompass combination therapies with any anti-androgen and androgen antagonist drug, such as Zytiga®, Xtandi® and Erleada® for the treatment of cancer, including metastatic and non-metastatic castrate-resistant prostate cancer.

Our owned intellectual property includes twenty-eight patent families related to onvansertib. These families include patent applications directed to treating cancer using PLK1 inhibitors and determining efficacy of the treatment, treating benign prostatic hyperplasia using onvansertib, treating prostate cancer using PLK1 inhibitors, determining or predicting efficacies or responsiveness of PLK1 inhibitor treatments based on biomarkers, and treating cancers with combination therapies of PLK1 inhibitors (including combination therapies of PLK1 inhibitors with B-cell lymphoma 2 inhibitors, poly ADP ribose polymerase inhibitors, fibroblast growth factor receptor inhibitors, lysine-specific demethylase 1 inhibitors, irinotecan, MTDP inhibitors, or anti-agiogenics). Any patents issued in these families will expire between 2039 and 2045. One of the patent families includes U.S. Patent No. 12,144,813 with an expected expiration date of no earlier than 2043. The claims of the patent cover the method of using onvansertib in combination with bevacizumab (bev) for the treatment of KRAS mutated metastatic colorectal cancer (mCRC) patients who have not previously been treated with bev. Another one of the patent families includes a patent application directed to selecting and treating cancers with combination therapies of PLK1 inhibitors. MIT and we co-own this family. On November 17, 2021, we amended the Exclusive Patent License Agreement with MIT to include this patent family.

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

Data Privacy and Security

We are subject to laws and regulations governing data privacy and the protection of health-related and other personal information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act (“CCPA”), the California Privacy Rights Act (“CPRA”), and the General Data Protection Regulation (“GDPR”), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Competition

Onvansertib is not the first PLK inhibitor that has entered clinical development; however, we believe it currently is the only oral PLK1 inhibitor in active clinical development that delivers highly selective PLK1 inhibition. Onvansertib is also synergistic in combination with numerous chemotherapies and targeted therapeutics and may enhance and/or extend response to treatment across a number of solid tumor cancers. Over 380 patients have been dosed with onvansertib across multiple clinical programs and onvansertib was shown to be well-tolerated when dosed as a single agent or in combination with other therapies.

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

As of February 20, 2025, we had a total of 33 employees, 32 of whom were full-time. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

We are a clinical stage company and have incurred losses since our formation. As of December 31, 2024, we have an accumulated total deficit of approximately $384.2 million. For the fiscal years ended December 31, 2024 and 2023, we had a net loss attributable to common stockholders of approximately $45.5 million and $41.5 million, respectively. To date, we have experienced negative cash flow from development of our product candidate, onvansertib. We have generated limited revenue from operations, and we expect to incur substantial net losses for the foreseeable future as we seek to further develop and commercialize onvansertib. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from onvansertib or attain profitability, we will not be able to sustain operations.

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

As of December 31, 2024, our cash, cash equivalents and short-term investments balance was approximately $91.7 million and our working capital was approximately $81.6 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidate. We have historically relied upon private and public sales of our equity, as well as debt financings to fund our operations. In order to raise additional capital, we may seek to sell additional equity and/or debt securities or obtain a credit facility or other loan, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidate, restrict our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital at acceptable terms would result in a material and adverse impact on our operations.

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

We are a small company with 33 employees as of December 31, 2024. Future growth of our company will impose significant additional responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development of our product candidate. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. For example, during the year ended December 31, 2024, the closing price of our common stock ranged from a low of $1.46 to a high of $5.91. These fluctuations may be due to various factors, many of which are beyond our control, including:

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
•
operating results below expectations;
•
loss of any strategic relationship;
•
industry developments;
•
economic and other external factors;
•
catastrophic weather and/or global disease outbreaks, such as the COVID-19 pandemic; and
•
period-to-period fluctuations in our financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We believe cybersecurity is critical to advancing our technological developments. As a biopharmaceutical company, we face a multitude of cybersecurity threats common to most industries, such as ransomware and denial of service. Our customers, suppliers, subcontractors, and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our business strategy, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity.

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

Our Information Technology Lead is responsible for the strategic leadership and day-to-day management of our cybersecurity risk management program. The individual is working in that role for more than 10 years for the company. We also engaged with third-party IT service providers, who specialize in the field of cybersecurity risk management, for targeted employee training and system risk assessments.

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

Number of Stockholders

As of February 20, 2025, we had approximately 58 stockholders of record of our common stock.

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

Recent Developments

On December 10, 2024 we announced the sale of an aggregate of 15,384,619 shares of common stock in an oversubscribed underwritten registered direct offering, which resulted in gross proceeds of $40 million before underwriting discounts, commissions and expenses.

The USPTO issued U.S. Patent No. 12,144,813 to us on November 19, 2024. The patent has an expected expiration date of no earlier than 2043. The patent claims cover the method of using onvansertib in combination with bevacizumab (“bev”) for the treatment of KRAS mutated mCRC patients who have not previously been treated with bev (“bev naïve”). This patent is supported by the unexpected benefits of the treatment in such bev naïve patients.

Our accumulated deficit through December 31, 2024 is $384.2 million. To date, we have generated minimal revenues, unrelated to onvansertib, and expect to incur additional losses to perform further research and development activities.

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

Critical Accounting Policies and Estimates

Our accounting policies are described in Part II, Item 8. Financial Statements—Note 2 Basis of Presentation and Summary of Significant Accounting Policies in this Annual Report on Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. We believe that the following discussion represents our critical accounting policies and estimates.

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

Results of Operations

Years Ended December 31, 2024 and 2023

Revenues

Total revenues were $0.7 million for the twelve months ended December 31, 2024, as compared to $0.5 million for the same period in 2023. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023	Increase (Decrease)
Salaries and staff costs	$6,903	$5,930	$973
Stock-based compensation	1,660	1,279	381
Clinical trials, outside services, and lab supplies	26,472	23,686	2,786
Facilities and other	1,817	1,962	(145)
Total research and development	$36,852	$32,857	$3,995

Research and development expenses increased by $4.0 million for the twelve months ended December 31, 2024, compared to the same period in 2023. The overall increase in expenses was primarily due to costs associated with clinical programs and outside service costs related to the development of our lead drug candidate, onvansertib. Salaries and staff costs increased generally from key hires in research and development and clinical operations (research and development average headcount grew by 15% over the comparative period).

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Year Ended December 31,
(in thousands)	2024	2023	Increase (Decrease)
Salaries and staff costs	$3,286	$3,531	$(245)
Stock-based compensation	3,100	3,230	(130)
Outside services and professional fees	4,369	4,133	236
Facilities and other	1,727	2,149	(422)
Total selling, general and administrative	$12,482	$13,043	$(561)

Selling, general and administrative expenses decreased by $0.6 million for the twelve months ended December 31, 2024, compared to the same period in 2023. The overall decrease in expenses was primarily within facilities and other costs due to reduced insurance costs compared to the prior period. Salaries and staff costs decreased due to an employee severance agreement which was expensed during the prior period. Stock-based compensation expense decreased due to a modification of stock options that occurred during the prior period. The increase in outside services and professional fees, was due to the settlement of litigation during the current period, offset by a decrease in corporate legal expenses compared to the prior period.

Interest Income, Net

Interest income, net was $3.3 million for the twelve months ended December 31, 2024 as compared to $4.1 million for the same period of 2023. Our interest income is primarily from our short-term investment portfolios and money market accounts. The amount of interest income earned varies each period based on the balance of our accounts and interest rates.

Liquidity and Capital Resources

As of December 31, 2024, and December 31, 2023, we had working capital of $81.6 million and $67.0 million, respectively.

We have incurred net losses since our inception and have negative operating cash flows. As of December 31, 2024, we had $91.7 million in cash, cash equivalents and short-term investments and we believe we have sufficient cash to meet our funding requirements for at least the next 12 months following the filing of this Form 10-K. Based on our current projections we expect that our capital resources are sufficient to fund our operations into the first quarter of 2027.

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

Cash Flow Summary

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(37,693)	$(30,887)
Net cash provided by investing activities	13,728	36,195
Net cash provided by financing activities	53,780	—
Net change in cash and equivalents	$29,815	$5,308

Operating Activities

Net cash used in operating activities for the twelve months ended December 31, 2024, was $37.7 million. Our primary use of cash was from our net loss of $45.4 million, adjusted for non-cash items of $4.6 million primarily related to stock-based compensation. The net change in our operating assets and liabilities decreased cash used in operations by $3.2 million.

Net cash used in operating activities for the twelve months ended December 31, 2023, was $30.9 million. Our primary use of cash was from our net loss of $41.4 million, adjusted for non-cash items of $4.0 million primarily related to stock-based compensation. The net change in our operating assets and liabilities decreased cash used in operations by $6.6 million.

At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Investing Activities

Net cash provided by investing activities for the twelve months ended December 31, 2024 was $13.7 million, primarily related to maturities and sales in excess of purchases of marketable securities.

Net cash provided by investing activities for the twelve months ended December 31, 2023 was $36.2 million, primarily related to maturities and sales in excess of purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the twelve months ended December 31, 2024 was $53.8 million, from the sale of common stock and employee stock options exercises.

Net cash provided by financing activities for the twelve months ended December 31, 2023 was $0.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

As of December 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2025 (the “2025 Proxy Statement”), under the heading “Election of Directors.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement under the headings “Family Relationships and other Arrangements.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2025 Proxy Statement under the heading “Proposal 2: Ratification of the Appointment of Our Independent Registered Public Accounting Firm for Fiscal Year Ending December 31, 2025.”

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

3.3	Amended and Restated By-Laws of Cardiff Oncology, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K on January 6, 2025).

3.4	Certificate of Amendment of Amended and Restated Certificate of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 1, 2018).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 12, 2018).

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 29, 2019).

3.7	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 31, 2019).

3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 20, 2019).

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 6, 2020).

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 13, 2020).

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).

4.1	Form of Common Stock Certificate of Trovagene, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12G filed on November 25, 2011).

4.2+	Trovagene, Inc. 2014 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on July 23, 2014).

4.3	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 26, 2016).

4.4	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 12, 2018).

4.5	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.16 to Form 10-K filed on February 27, 2020).

4.6+	Cardiff Oncology, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2021).

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

10.12+	Employment Agreement, dated July 12, 2021 by and between James Levine and Cardiff Oncology, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 12,2021).

10.13+	Employment Agreement, dated January 30, 2023 by and between Dr. Fairooz Kabbinavar and Cardiff Oncology, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 2,2023).

10.14@	Development Agreement between Cardiff Oncology, Inc. and Pfizer, Inc. dated June 30, 2023 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 9, 2023).

19.1*	Cardiff Oncology, Inc. Insider Trading Policy

23.1	Consent of BDO USA, P.C.

24	Power of Attorney (included on signature page hereto).

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Cardiff Oncology, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to Form 10-K filed on February 29, 2024).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CARDIFF ONCOLOGY, INC.

/s/ Mark Erlander
February 27, 2025	Chief Executive Officer (Principal Executive Officer)

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

SIGNATURE	TITLE	DATE

/s/ Mark Erlander	Chief Executive Officer	February 27, 2025
Mark Erlander	(Principal Executive Officer)

/s/ James Levine	Chief Financial Officer	February 27, 2025
James Levine	(Principal Financial and Accounting Officer)

/s/ Rodney S. Markin	Chairman of the Board and Director	February 27, 2025
Rodney S. Markin

/s/ James O. Armitage	Director	February 27, 2025
James O. Armitage

/s/ Mani Mohindru	Director	February 27, 2025
Mani Mohindru

/s/ Gary W. Pace	Director	February 27, 2025
Gary W. Pace

/s/ Renee Tannenbaum	Director	February 27, 2025
Renee Tannenbaum

/s/ Lâle White	Director	February 27, 2025
Lâle White

CARDIFF ONCOLOGY, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Cardiff Oncology, Inc.

San Diego, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cardiff Oncology, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued clinical trial expenses

As disclosed in Note 2 to the financial statements, the Company expenses research and development expenditures as incurred, which include costs relating to clinical trial activities. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the service providers. As of December 31, 2024, the Company’s clinical trial accrual balance of $4.4 million is included in accrued liabilities. The Company’s related 2024 clinical trial expenses are included in research and development expense.

We identified accrued clinical trial expenses as a critical audit matter. Specifically, (i) evaluating the completeness of the Company's clinical trial accruals, and (ii) progress of the clinical trials under the Company’s research and development agreements. The Company considers several elements including the key terms of the clinical trial agreements, budgets, contract amendments, and the progress of clinical trials toward completion (which includes consideration of patient enrollment). Auditing these elements involved especially challenging auditor judgment due to the nature of the audit evidence available to address these matters.

The primary procedures we performed to address the critical audit matter included:

•
Testing management’s estimation of accrued clinical trial expenses by; (i) obtaining and inspecting certain clinical trial agreements, budgets, and contract amendments, (ii) evaluating the Company’s documentation of progress of clinical trials (including consideration of patient enrollment), (iii) confirming certain amounts invoiced and amounts paid directly with service providers, and (iv) testing a sample of clinical trial expenses incurred.
•
Testing the completeness of the Company’s accrued clinical trial expenses by; (i) inspecting board of directors’ minutes to identify clinical trials, (ii) evaluating publicly available information (such as press releases, investor presentations and public databases that track clinical trials), (iii) inquiring of clinical staff outside of finance to gain an understanding of the progress of certain on-going clinical trials, and (iv) testing a sample of payments subsequent to year end.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2007.

San Diego, California

February 27, 2025

Cardiff Oncology, Inc.

Balance Sheets

(in thousands, except par value)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$51,470	$21,655
Short-term investments	40,276	53,168
Accounts receivable and unbilled receivable	773	288
Prepaid expenses and other current assets	2,535	2,301
Total current assets	95,054	77,412
Property and equipment, net	898	1,238
Operating lease right-of-use assets	1,169	1,708
Other assets	69	1,279
Total Assets	$97,190	$81,637

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,821	$1,966
Accrued liabilities	7,897	7,783
Operating lease liabilities	710	691
Total current liabilities	13,428	10,440
Operating lease liabilities, net of current portion	813	1,458
Total Liabilities	14,241	11,898

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000 shares authorized; 277 designated as Series A Convertible Preferred Stock; 61 shares outstanding at December 31, 2024 and December 31, 2023 with liquidation preference of $1,092 and $1,068 at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 66,524 and 44,677 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	7	4
Additional paid-in capital	467,087	409,343
Accumulated other comprehensive gain (loss)	34	(67)
Accumulated deficit	(384,179)	(339,541)
Total stockholders’ equity	82,949	69,739
Total liabilities and stockholders’ equity	$97,190	$81,637

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
Royalty revenues	$683	$488
Costs and expenses:
Research and development	36,852	32,857
Selling, general and administrative	12,482	13,043
Total operating expenses	49,334	45,900

Loss from operations	(48,651)	(45,412)

Other income (expense), net:
Interest income, net	3,259	4,069
Other expense, net	(39)	(98)
Total other income, net	3,220	3,971

Net loss	(45,431)	(41,441)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(24)	(24)

Net loss attributable to common stockholders	$(45,455)	$(41,465)

Net loss per common share — basic and diluted	$(0.95)	$(0.93)

Weighted-average shares outstanding — basic and diluted	47,650	44,677

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.

Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(45,431)	$(41,441)
Other comprehensive loss:
Unrealized gain on securities available- for-sale	101	328
Total comprehensive loss	(45,330)	(41,113)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(24)	(24)

Comprehensive loss attributable to common stockholders	$(45,354)	$(41,137)

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.

Statements of Stockholders’ Equity

(in thousands)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2022	61	$—	44,677	$4	$404,834	$(395)	$(298,100)	$106,343
Stock-based compensation	—	—	—	—	4,509	—	—	4,509
Other comprehensive gain	—	—	—	—	—	328	—	328
Net loss	—	—	—	—	—	—	(41,441)	(41,441)
Balance, December 31, 2023	61	—	44,677	4	409,343	(67)	(339,541)	69,739
Modified-retrospective adoption of ASU 2020-06(1)	—	—	—	—	(793)	—	793	—
Issuance of common stock, net of expenses(2)	—	—	21,708	3	53,404	—	—	53,407
Stock-based compensation	—	—	—	—	4,760	—	—	4,760
Issuance of common stock upon exercise of stock options	—	—	139	—	373	—	—	373
Other comprehensive gain	—	—	—	—	—	101	—	101
Net loss	—	—	—	—	—	—	(45,431)	(45,431)
Balance, December 31, 2024	61	$-	66,524	$7	$467,087	$34	$(384,179)	$82,949

(1)
See Note 2.
(2)
Net of expenses of $3.3 million.

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Operating activities
Net loss	$(45,431)	$(41,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	404	398
Stock-based compensation expense	4,760	4,509
Accretion of discounts on short-term investments, net	(598)	(921)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	(484)	483
Prepaid expenses and other current assets	(452)	3,169
Operating lease right-of-use assets	539	543
Other assets	1,210	108
Accounts payable and accrued liabilities	2,985	2,831
Operating lease liabilities	(626)	(566)
Net cash used in operating activities	(37,693)	(30,887)

Investing activities
Capital expenditures	(80)	(582)
Maturities of short-term investments	27,106	86,552
Purchases of short-term investments	(23,563)	(70,084)
Sales of short-term investments	10,265	20,309
Net cash provided by investing activities	13,728	36,195

Financing activities
Proceeds from sales of common stock, net of expenses of $3,286 and $0, respectively	53,407	—
Proceeds from exercise of options	373	—
Net cash provided by financing activities	53,780	—
Net change in cash and cash equivalents	29,815	5,308
Cash and cash equivalents—Beginning of period	21,655	16,347
Cash and cash equivalents—End of period	$51,470	$21,655

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

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of December 31, 2024, the Company had $91.7 million in cash, cash equivalents and short-term investments and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

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

Segment Reporting

The company operates in one business segment in the United States, which includes all activities related to the development of novel therapies across a range of cancers. The Company's chief operating decision-maker is its chief executive officer. The chief operating decision-maker allocates resources based on available cash, cash equivalents and short-term investments. The primary measure of performance reviewed by the chief operating decision-maker is net loss which is compared to the annual budget and quarterly forecasts.

All financial information required for segment reporting that is provided to the chief operating decision-maker is contained within the financial statements and notes to financial statements, with the exception of the disaggregated amounts contained in the table below:

	Year Ended December 31,
(in thousands)	2024	2023
Research and development:
Salaries and staff costs	$6,903	$5,930
Stock-based compensation	1,660	1,279
Clinical trials, outside services, and lab supplies	26,472	23,686
Facilities and other	1,817	1,962
Total research and development	$36,852	$32,857
Selling, general and administrative:
Salaries and staff costs	$3,286	$3,531
Stock-based compensation	3,100	3,230
Outside services and professional fees	4,369	4,133
Facilities and other	1,727	2,149
Total selling, general and administrative	$12,482	$13,043

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

Accrued Clinical Trial Expenses

The Company expenses research and development expenditures as incurred, which include costs related to clinical trial activities. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the Clinical Research Organizations ("CROs"), investigators, professional service providers, and other vendors providing clinical trial services (collectively, the “service providers”). As of December 31, 2024 the Company’s clinical trial accrual balance of $4.4 million is included in accrued liabilities. The Company’s related 2024 clinical trial expenses are included in research and development expense.

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

•
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

	December 31,
	2024	2023
Options to purchase Common Stock	8,334,765	6,650,954
Warrants to purchase Common Stock	2,807,353	2,807,948
Series A Convertible Preferred Stock	877	877
	11,142,995	9,459,779

Recently Adopted Accounting Pronouncement

In August 2020, the Financial Accounting Standards Board ("the FASB") issued ASU No. 2020-06 ("ASU 2020-06"), Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This update was effective for the Company on January 1, 2024. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. Early adoption is permitted. The Company adopted this standard as of January 1, 2024 using the modified-retrospective method. As a result of the adoption the Company reversed the accretion of preferred stock dividends originally recorded in 2005 related to the Series A Convertible Preferred Stock of $793,000.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for the Company's annual periods beginning December 31, 2024 and interim periods beginning in the first quarter of 2025. Early adoption is permitted. The Company has adopted this standard with additional disclosure contained in Note 2 to the financial statements.

Recent Accounting Pronouncement Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024 and for private businesses for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, to enhance the transparency of certain expense disclosures. The update requires disclosure of specific expense categories in the notes to the financial statements at interim and annual reporting periods. The update requires disaggregated information about certain prescribed expense categories underlying any relevant income statement expense caption. The amendments in this update are effective for public entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendments may be adopted either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statement disclosures.

3. Supplementary Balance Sheet Information

Short-term investments available-for-sale securities consist of the following:

	As of December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Corporate debt securities	$17,192	$27	$(1)	$17,218
Commercial paper	312	1	—	313
U.S. treasury securities	16,475	3	(4)	16,474
Total maturity less than 1 year	33,979	31	(5)	34,005
Maturity 1 to 2 years:
Corporate debt securities	6,263	11	(3)	6,271
Total maturity 1 to 2 years	6,263	11	(3)	6,271

Total short-term investments	$40,242	$42	$(8)	$40,276

	As of December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$8,317	$16	$—	$8,333
Corporate debt securities	10,948	8	(16)	10,940
Commercial paper	6,193	9	—	6,202
U.S. government agencies	835	—	(1)	834
Total maturity less than 1 year	26,293	33	(17)	26,309
Maturity 1 to 2 years:
Corporate debt securities	8,437	6	(10)	8,433
U.S. treasury securities	18,505	—	(79)	18,426
Total maturity 1 to 2 years	26,942	6	(89)	26,859

Total short-term investments	$53,235	$39	$(106)	$53,168

For the years ended December 31, 2024 and 2023, the net realized loss recorded within the Company's statements of operations from the sale of short-term investments were $34,000 and $102,000, respectively. The amount of gains and losses reclassified out of other comprehensive loss for the period related to the sales of short-term investments was not material for the years ended December 31, 2024 and 2023.

We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses in investments available for sale debt securities at December 31, 2024, were substantially due to changes in interest rates, not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. It is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

There were no unrealized loss positions greater than one year as of December 31, 2024. Investments available for sale that have been in a continuous unrealized loss position for greater than one-year consist of the following:

	As of December 31, 2023
(in thousands)	Fair Market Value	Gross Unrealized Loss
Corporate debt securities	$397	$(3)

Accrued Interest from short-term investments

Accrued interest from short-term investments contained within prepaid expenses and other current assets as of December 31, 2024 and 2023, was $0.4 million and $0.6 million, respectively.

Property and Equipment

Fixed assets consist of furniture and office equipment, leasehold improvements and laboratory equipment. Depreciation expense for property and equipment for the years ended December 31, 2024 and 2023 was $0.4 million and $0.4 million, respectively. Property and equipment consisted of the following:

(in thousands)	As of December 31, 2024	As of December 31, 2023
Furniture and office equipment	$1,053	$1,067
Leasehold improvements	2,568	2,568
Laboratory equipment	1,414	1,355
Property and equipment, gross	5,035	4,990
Less—accumulated depreciation	(4,137)	(3,752)
Property and equipment, net	$898	$1,238

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	As of December 31, 2024	As of December 31, 2023
Clinical trials	$4,443	$4,309
Accrued compensation	2,746	2,737
Research agreements and services	478	530
Other accrued liabilities	230	207
Total accrued liabilities	$7,897	$7,783

4. Leases

As a lessee, the Company’s current lease includes its master facility lease which is considered an operating lease.

Master Facility Lease

The Company currently leases office and lab space in San Diego that expires on February 28, 2027. The lease currently requires monthly payments of approximately $65,000 per month with 3% annual escalation.

The components of lease expense were as follows:

(in thousands)	Year Ended December 31,
	2024	2023
Operating lease cost	$667	$714
Net operating lease cost	$667	$714

Supplemental balance sheet information related to leases was as follows:

(in thousands)	As of December 31,2024	As of December 31,2023
Operating lease ROU assets	$1,169	$1,708
Current operating lease liabilities	$710	$691
Non-current operating lease liabilities	813	1,458
Total operating lease liabilities	$1,523	$2,149
Weighted-average remaining lease term–operating leases	2.2 years	3.2 years
Weighted-average discount rate–operating leases	7%	7%

Supplemental cash flow and other information related to leases was as follows:

(in thousands)	For the Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid included in operating cash flows	$756	$737

Total remaining annual commitments under non-cancelable operating lease agreements as of December 31, 2024, are summarized are as follows:

(in thousands)
Year Ending December 31,	Operating Leases
2025	$710
2026	796
2027	136
Thereafter	—
Total future minimum lease payments	$1,642
Less imputed interest	(119)
Total	$1,523

5. Stockholders’ Equity

Warrants

A summary of warrant activity and changes in warrants outstanding, including both liability and equity classifications, is presented below:

	Number of Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2022	4,360,968	$5.33	2.1 years
Expired	(1,553,020)	$10.54
Balance outstanding, December 31, 2023	2,807,948	$2.45	1.9 years
Expired	(595)	$252.72
Balance outstanding, December 31, 2024	2,807,353	$2.40	0.9 years

Series A Convertible Preferred Stock

The material terms of the Series A Convertible Preferred Stock consist of:

1) Dividends. Holders of the Company’s Series A Convertible Preferred Stock are entitled to receive cumulative dividends at the rate per share of 4% per annum, payable quarterly on March 31, June 30, September 30 and December 31, beginning with September 30, 2005. Dividends are payable, at the Company’s sole election, in cash or shares of common stock. As of December 31, 2024 and 2023, the Company had $486,000 and $462,000, respectively in cumulative unpaid preferred stock dividends, included in the liquidation preference of the Series A Convertible Preferred Stock, and $24,000 and $24,000 of cumulative dividends were added to the liquidation preference of the Series A Convertible Preferred Stock during the years ended December 31, 2024 and 2023, respectively.

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

The components of the liquidation preference for the Series A Convertible Preferred Stock were as follows:

	As of December 31,
(in thousands)	2024	2023
Stated Value per share liquidation	$606	$606
Cumulative unpaid preferred stock dividends	486	462
Liquidation preference - Series A Convertible Preferred Stock	$1,092	$1,068

Sale of Common Stock

The shares of common stock sold by the Company during twelve months ended December 31, 2024 were pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333‑264148), which was declared effective by the Securities and Exchange Commission on April 25, 2022.

During the twelve months ended December 31, 2024, the Company received net proceeds of $16.0 million from the sale of 6.3 million shares of its common stock under the Sales Agreement with Jefferies LLC.

During December 2024, the Company received net proceeds of $37.4 million from the sale of 15.4 million shares of its common stock from an underwritten registered direct offering.

6. Stock-Based Compensation

2021 Equity Incentive Plan

In June 2021 the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). As of December 31, 2024 the number of authorized shares in the 2021 Plan is equal to the sum of (i) 8,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the 2014 Plan; and (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. As of December 31, 2024, there were 3,159,005 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Inducement Grants

The Company issues equity awards to certain new employees as inducement grants outside of its 2021 Plan. As of December 31, 2024, an aggregate of 1,380,248 shares were issuable upon the exercise of inducement grant stock options approved by the Company.

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

Stock-based compensation has been recognized in operating results as follows:

(in thousands)	Years ended December 31,
	2024	2023
Research and development expenses	$1,660	$1,279
Selling, general and administrative expenses	3,100	3,230
Total stock-based compensation	$4,760	$4,509

Stock Options

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following assumptions during the years indicated below:

	Years ended December 31,
	2024	2023
Risk-free interest rate (range)	4.04% - 4.27%	3.56% - 4.06%
Dividend yield	0%	0%
Expected volatility (range)	103% - 107%	105% - 110%
Expected term (in years)	5.8 years	5.2 years

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

The weighted-average fair value per share of all options granted during the years ended December 31, 2024 and 2023, estimated as of the grant date using the Black-Scholes option valuation model, was $2.79 and $1.35 per share, respectively.

The unrecognized compensation cost related to non-vested stock options outstanding at December 31, 2024 was $7.0 million. The weighted-average remaining amortization period at December 31, 2024 for non-vested stock options was 2.2 years.

The total fair value of shares vested during the years ended December 31, 2024 and 2023 was $4.6 million and $4.8 million, respectively.

A summary of stock option activity and of changes in stock options outstanding is presented below:

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Life
Balance outstanding, December 31, 2023	6,650,954	$4.27	$23,926	7.9 years
Granted	1,905,096	$3.40
Exercised	(139,430)	$2.67	$139,371
Forfeited and expired	(81,855)	$26.39
Balance Outstanding, December 31, 2024	8,334,765	$3.88	$11,668,989	7.5 years
Vested and exercisable, December 31, 2024	4,723,009	$4.48	$6,404,133	6.7 years
Vested and expected to vest, December 31, 2024	8,132,737	$3.91	$11,344,268	7.4 years

7. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2024 and 2023:

	Fair Value Measurements at December 31, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$50,499	$—	$—	$50,499
U.S. treasury securities	393	—	—	393
Total included in cash and cash equivalents	50,892	—	—	50,892

Available for sale investments:
Corporate debt securities	—	23,489	—	23,489
Commercial paper	—	313	—	313
U.S. treasury securities	16,474	—	—	16,474
Total available for sale investments	16,474	23,802	—	40,276

Total assets measured at fair value on a recurring basis	$67,366	$23,802	$—	$91,168

	Fair Value Measurements at December 31, 2023
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$21,606	$—	$—	$21,606
Total included in cash and cash equivalents	21,606	—	—	21,606

Available for sale investments:
Certificate of deposit	—	8,333	—	8,333
Corporate debt securities	—	19,373	—	19,373
Commercial paper	—	6,202	—	6,202
U.S. government agencies	—	834	—	834
U.S. treasury securities	18,426	—	—	18,426
Total available for sale investments	18,426	34,742	—	53,168

Total assets measured at fair value on a recurring basis	$40,032	$34,742	$—	$74,774

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the years ended December 31, 2024 and 2023.

8. Income Taxes

At December 31, 2024, Cardiff Oncology had federal net operating loss carryforwards (“NOLs”) of approximately $3.9 million which, if not used, will continue to expire through 2037, and federal net operating loss carryforwards of approximately $118.2 million, which do not expire. Cardiff Oncology also has California NOLs of approximately $25.0 million which, if not used, will begin to expire in 2029. Cardiff Oncology also has research and development tax credits available for federal and California purposes of approximately $2.2 million and $3.0 million, respectively. The federal research and development tax credits will begin to expire on January 31, 2025. The California research and development tax credits do not expire.

Pursuant to the Internal Revenue Code of 1986, as amended (the “Code”) Sections 382 and 383, annual use of a company’s NOL and research and development credit carryforwards may be limited if there is a cumulative change in ownership of greater than 50% within a three-year period. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. The Company completed an IRS Section 382 study through December 31, 2022, to assess the limitations on the use of its NOL carryforwards due to changes in ownership. There have been two ownership changes prior to December 31, 2022, and any changes in ownership subsequent to December 31, 2022, may result in additional limitations. If limited, the related tax asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. The Company has established a valuation allowance as the realization of such deferred tax assets has not met the more likely than not threshold requirement. Due to the existence of the valuation allowance, further changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The provision for income taxes based on losses from continuing operations consists of the following at December 31:

	Years ended December 31,
(in thousands)	2024	2023
Current:
State	$—	$—
Total current provision	—	—
Deferred:
Federal	(8,697)	(8,300)
State	(566)	(789)
Total deferred (benefit) expense	(9,263)	(9,089)
Valuation allowance	9,263	9,089
Total income tax provision	$—	$—

Significant components of the Company’s taxes and the rates as of December 31 are shown below:

	Years ended December 31,
(in thousands, except percentages)	2024		2023
Tax computed at the federal statutory rate	$(9,540)	21%	$(8,703)	21%
State tax, net of federal tax benefit	(517)	1%	(645)	2%
Permanent items	2	—%	(2)	—%
Stock based compensation	1,070	(2)%	902	(2)%
Research and development credits	(642)	1%	(515)	1%
Other	364	(1)%	(126)	—%
Valuation allowance increase (decrease)	9,263	(20)%	9,089	(22)%
Provision for income taxes	$—	—%	$—	—%

Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes as of December 31 are shown below (in thousands):

	Years ended December 31,
(in thousands)	2024	2023
Deferred tax assets:
Tax loss carryforwards	$27,374	$23,441
Research and development credits and other tax credits	4,556	3,611
Stock-based compensation	1,252	1,407
Capitalized research and development	14,209	9,687
Operating lease liabilities	327	471
Other	967	929
Total deferred tax assets	48,685	39,546
Deferred tax liabilities:
Operating lease right-of-use assets	(251)	(375)
Total deferred tax liabilities	(251)	(375)
Net deferred tax assets before valuation allowance	48,434	39,171
Valuation allowance	(48,434)	(39,171)
Net deferred tax asset	$—	$—

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

9. Commitments and Contingencies

Executive Agreements

Certain executive agreements provide for severance payments in case of terminations without cause or certain change of control scenarios.

Research and Development and Clinical Trial Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which Cardiff Oncology refers to as onvansertib. Terms of the agreement also provide for the Company to pay development milestones up to an aggregate of $15 million, commercial milestones, and royalties based on sales volume ranging from mid-single digits to low double digits. These potential development milestones include: (a) dosing of the first subject in the first Phase III Clinical Trial for the first Product, a registration enabling Phase II Clinical Trial, or after completion of a Phase II Clinical Trial that is used as the basis for an NDA submission; and (b) upon filing of the first NDA or equivalent for the first product candidate. During the years ended December 31, 2024 and 2023, no milestone or royalty payments were made.

The Company is a party of various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. The company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due. These royalty payments are calculated as a percent of revenue. During the years ended December 31, 2024 and 2023 payments have not been material.

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