Form 10-Q
period 2025-03-31
Cardiff Oncology, Inc.
filed 2025-05-08
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the issuer had 66,525,854 shares of Common Stock issued and outstanding.

CARDIFF ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIFF ONCOLOGY, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$24,095	$51,470
Short-term investments	55,792	40,276
Accounts receivable and unbilled receivable	405	773
Prepaid expenses and other current assets	2,419	2,535
Total current assets	82,711	95,054
Property and equipment, net	805	898
Operating lease right-of-use assets	1,034	1,169
Other assets	257	69
Total Assets	$84,807	$97,190

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,629	$4,821
Accrued liabilities	8,946	7,897
Operating lease liabilities	716	710
Total current liabilities	13,291	13,428
Operating lease liabilities, net of current portion	640	813
Total Liabilities	13,931	14,241

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000 shares authorized; 277 designated as Series A Convertible Preferred Stock; 61 shares outstanding at March 31, 2025 and December 31, 2024 with liquidation preference of $1,098 and $1,092 at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 66,526 and 66,524 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	468,455	467,087
Accumulated other comprehensive gain	27	34
Accumulated deficit	(397,613)	(384,179)
Total stockholders’ equity	70,876	82,949
Total liabilities and stockholders’ equity	$84,807	$97,190

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Royalty revenues	$109	$205
Costs and expenses:
Research and development	10,477	8,008
Selling, general and administrative	4,014	3,130
Total operating expenses	14,491	11,138

Loss from operations	(14,382)	(10,933)

Other income (expense), net:
Interest income, net	941	926
Other income (expense), net	7	(4)
Total other income (expense), net	948	922

Net loss	(13,434)	(10,011)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)

Net loss attributable to common stockholders	$(13,440)	$(10,017)

Net loss per common share — basic and diluted	$(0.20)	$(0.22)

Weighted-average shares outstanding — basic and diluted	66,524	44,678

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(13,434)	$(10,011)
Other comprehensive loss:
Unrealized loss on securities available- for-sale	(7)	(65)
Total comprehensive loss	(13,441)	(10,076)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)

Comprehensive loss attributable to common stockholders	$(13,447)	$(10,082)

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2024	61	$—	66,524	$7	$467,087	$34	$(384,179)	$82,949
Stock-based compensation	—	—	—	—	1,365	—	—	1,365
Issuance of common stock upon exercise of stock options	—	—	2	—	3	—	—	3
Other comprehensive loss	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(13,434)	(13,434)
Balance, March 31, 2025	61	$—	66,526	$7	$468,455	$27	$(397,613)	$70,876

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2023	61	$—	44,677	$4	$409,343	$(67)	$(339,541)	$69,739
Modified-retrospective adoption of ASU 2020-06	—	—	—	—	(793)	—	793	—
Stock-based compensation	—	—	—	—	1,124	—	—	1,124
Issuance of common stock upon exercise of stock options	—	—	33	—	107	—	—	107
Other comprehensive loss	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	(10,011)	(10,011)
Balance, March 31, 2024	61	$—	44,710	$4	$409,781	$(132)	$(348,759)	$60,894

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(13,434)	$(10,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	93	102
Stock-based compensation expense	1,365	1,124
Amortization of right-of-use assets	135	134
Accretion of discounts on short-term investments, net	(137)	(156)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	368	(105)
Prepaid expenses and other current assets	216	(95)
Other assets	(188)	4
Accounts payable and accrued liabilities	(1,045)	1,415
Operating lease liabilities	(167)	(152)
Net cash used in operating activities	(12,794)	(7,740)

Investing activities
Capital expenditures	—	(80)
Maturities of short-term investments	21,228	5,635
Purchases of short-term investments	(35,812)	(919)
Net cash provided by (used in) investing activities	(14,584)	4,636

Financing activities
Proceeds from exercise of options	3	107
Net cash provided by financing activities	3	107
Net change in cash and cash equivalents	(27,375)	(2,997)
Cash and cash equivalents—Beginning of period	51,470	21,655
Cash and cash equivalents—End of period	$24,095	$18,658

Supplementary disclosure of cash flow activity:
Supplemental disclosure of non-cash investing activities:
Purchases of unsettled short-term investments included in accrued liabilities	$902	$—

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

Basis of Presentation

The accompanying unaudited interim condensed financial statements of Cardiff Oncology have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows for the periods presented. The unaudited condensed balance sheet at December 31, 2024, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K filed with the SEC on February 27, 2025.

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of March 31, 2025, the Company had $79.9 million in cash, cash equivalents and short-term investments and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

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

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2025, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

All financial information required for segment reporting that is provided to the chief operating decision-maker is contained within the financial statements and notes to financial statements, with the exception of the disaggregated amounts contained in the table below:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development:
Salaries and staff costs	$1,969	$1,868
Stock-based compensation	515	389
Clinical trials, outside services, and lab supplies	7,497	5,253
Facilities and other	496	498
Total research and development	$10,477	$8,008
Selling, general and administrative:
Salaries and staff costs	$925	$907
Stock-based compensation	850	735
Outside services and professional fees	1,798	983
Facilities and other	441	505
Total selling, general and administrative	$4,014	$3,130

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	March 31,
	2025	2024
Options to purchase Common Stock	10,823,072	8,297,292
Warrants to purchase Common Stock	2,807,353	2,807,948
Series A Convertible Preferred Stock	877	877
	13,631,302	11,106,117

Investment Securities

Investment transactions are recorded on the trade date, and purchases of investments that are settled after the balance sheet date are included in accrued liabilities. All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities at period end. Investments with contractual maturities less than 12 months at the balance sheet date are considered short-term investments. Investments with contractual maturities beyond one year are also classified as short-term due to the Company’s ability to liquidate the investment for use in operations within the next 12 months.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures.” The update requires disclosure of specific expense categories in the notes to the financial statements at interim and annual reporting periods. The update requires disaggregated information about certain prescribed expense categories underlying any relevant income statement expense caption. The amendments in this update are effective for public entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendments may be adopted either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statement disclosures.

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2025, and December 31, 2024:

	Fair Value Measurements at March 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$9,988	$—	$—	$9,988
U.S. treasury securities	9,506	—	—	9,506
Total included in cash and cash equivalents	19,494	—	—	19,494

Available for sale investments:
Corporate debt securities	—	33,242	—	33,242
Commercial paper	—	316	—	316
U.S. treasury securities	20,234	—	—	20,234
U.S. government agencies	—	2,000	—	2,000
Total available for sale investments	20,234	35,558	—	55,792

Total assets measured at fair value on a recurring basis	$39,728	$35,558	$—	$75,286

	Fair Value Measurements at December 31, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$50,499	$—	$—	$50,499
U.S. treasury securities	393	—	—	393
Total included in cash and cash equivalents	50,892	—	—	50,892

Available for sale investments:
Corporate debt securities	—	23,489	—	23,489
Commercial paper	—	313	—	313
U.S. treasury securities	16,474	—	—	16,474
Total available for sale investments	16,474	23,802	—	40,276

Total assets measured at fair value on a recurring basis	$67,366	$23,802	$—	$91,168

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the three months ended March 31, 2025.

4. Supplementary Balance Sheet Information

Investments available for sale

Investments available for sale consisted of the following:

	As of March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Corporate debt securities	$22,507	$23	$(2)	$22,528
Commercial paper	316	—	—	316
U.S. treasury securities	20,234	1	(1)	20,234
Total maturity less than 1 year	43,057	24	(3)	43,078
Maturity 1 to 2 years:
Corporate debt securities	10,709	8	(3)	10,714
U.S. government agencies	1,999	1	—	2,000
Total maturity 1 to 2 years	12,708	9	(3)	12,714

Total short-term investments	$55,765	$33	$(6)	$55,792

	As of December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Corporate debt securities	$17,192	$27	$(1)	$17,218
Commercial paper	312	1	—	313
U.S. treasury securities	16,475	3	(4)	16,474
Total maturity less than 1 year	33,979	31	(5)	34,005
Maturity 1 to 2 years:
Corporate debt securities	6,263	11	(3)	6,271
Total maturity 1 to 2 years	6,263	11	(3)	6,271

Total short-term investments	$40,242	$42	$(8)	$40,276

We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses in investments available for sale debt securities at March 31, 2025, were substantially due to changes in interest rates, not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. It is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

There were no unrealized loss positions greater than one year as of March 31, 2025 and December 31, 2024.

Property and equipment

Property and equipment consisted of the following:

(in thousands)	As of March 31, 2025	As of December 31, 2024
Furniture and office equipment	$1,053	$1,053
Leasehold improvements	2,568	2,568
Laboratory equipment	1,414	1,414
Property and equipment, gross	5,035	5,035
Less—accumulated depreciation	(4,230)	(4,137)
Property and equipment, net	$805	$898

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	As of March 31, 2025	As of December 31, 2024
Clinical trials	$5,664	$4,443
Accrued compensation	1,299	2,746
Unsettled investments payable	902	—
Research agreements and services	662	478
Other accrued liabilities	419	230
Total accrued liabilities	$8,946	$7,897

5. Stockholders’ Equity

Stock Options

Stock-based compensation expense related to Cardiff Oncology equity awards have been recognized in operating results as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Included in research and development expense	$515	$389
Included in selling, general and administrative expense	850	735
Total stock-based compensation expense	$1,365	$1,124

The unrecognized compensation cost related to non-vested stock options outstanding at March 31, 2025, net of estimated forfeitures, was $12.8 million, which is expected to be recognized over a weighted-average remaining vesting period of 3.1 years. The weighted-average remaining contractual term of outstanding options as of March 31, 2025, was approximately 7.8 years. The total fair value of stock options vested during the three months ended March 31, 2025 and 2024, were $2.1 million and $1.4 million, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.06%	4.04%
Dividend yield	0%	0%
Expected volatility of Cardiff Oncology common stock	106%	107%
Expected term	6.1 years	5.8 years

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2024	8,334,765	$3.88	$11,668,989
Granted	2,490,202	$3.58
Exercised	(1,672)	$1.72
Forfeited and expired	(223)	$516.96
Balance outstanding, March 31, 2025	10,823,072	$3.80	$4,704,171
Exercisable at March 31, 2025	5,448,050	$4.35	$2,995,890
Vested and expected to vest at March 31, 2025	10,549,833	$3.82	$4,590,620

2021 Equity Incentive Plan

In June 2021, the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). As of March 31, 2025 the number of authorized shares in the 2021 Plan is equal to the sum of (i) 8,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the 2014 Plan; and (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. As of March 31, 2025, there were 668,803 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Inducement Grants

The Company issues equity awards to certain new employees as inducement grants outside of its 2021 Plan. As of March 31, 2025, an aggregate of 1,380,248 shares were issuable upon the exercise of inducement grant stock options approved by the Company.

Warrants

A summary of warrant activity and changes in warrants outstanding, classified as equity is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2024	2,807,353	$2.40	0.9 years
Balance outstanding, March 31, 2025	2,807,353	$2.40	0.7 years

6. Commitments and Contingencies

Executive Agreements

Certain executive agreements provide for severance payments in case of terminations without cause or certain change of control scenarios.

Research and Development Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which Cardiff Oncology refers to as onvansertib. Terms of the agreement also provide for the Company to pay development and commercial milestones, and royalties based on sales volume. These potential development milestones include: (a) dosing of the first subject in the first Phase III Clinical Trial for the first Product, a registration enabling Phase II Clinical Trial, or after completion of a Phase II Clinical Trial that is used as the basis for an NDA submission; and (b) upon filing of the first NDA or equivalent for the first product candidate. During the three months ended March 31, 2025 and 2024 no milestone or royalty payments were made.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. For the three months ended March 31, 2025 and 2024, payments have not been material. The Company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due to the Company. These royalty payments are calculated as a percent of revenue.

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

In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 27, 2025. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

There are several ongoing clinical trials of onvansertib in multiple indications: one trial (CRDF-004) in first-line treatment in patients with RAS-mutated mCRC, and investigator-initiated trials in first-line mPDAC, relapsed SCLC and unresectable locally advanced or metastatic TNBC.

RAS-mutated mCRC Program:

CRDF-004 Randomized Clinical Trial in First-Line RAS-mutated mCRC

CRDF-004 is a Phase 2 open-label, randomized multi-center clinical trial of onvansertib in combination with SoC FOLFIRI and bevacizumab or SoC FOLFOX and bevacizumab for the first-line treatment of patients with RAS-mutated mCRC. The primary objectives of the CRDF-004 trial are to evaluate onvansertib’s safety and efficacy in combination with the SoC, as well as to evaluate two doses of onvansertib, 20mg and 30mg, given in combination with SoC, against SoC alone. The primary endpoint of the trial is objective response rate ("ORR"). Progression-free survival and duration of response will be secondary endpoints. This trial is conducted in partnership with Pfizer Ignite, an end-to-end service for biotech companies. Enrollment of approximately 90 evaluable patients was completed in April 2025. For more information, please visit NCT06106308 at www.clinicialtrials.gov.

Contingent upon the results of CRDF-004, we plan to initiate CRDF-005, a Phase 3, randomized trial with registrational intent. The FDA has agreed that a seamless trial with an interim endpoint of ORR, with duration of response, is acceptable to pursue accelerated approval, with progression-free survival and lack of detriment on overall survival being the endpoints for full approval.

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

Note: Radiographic response determined per RECIST 1.1 by blinded independent central review from an ongoing trial and unlocked database.

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

On August 7, 2023, we presented data from the TROV-054 Phase 1b/2 single arm clinical trial in KRAS-mutated metastatic colorectal cancer:

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

Phase 1b/2 Investigator-Initiated Clinical Trial in First-Line mPDAC

In February 2024, the FDA approved NALIRIFOX as a first-line treatment option for mPDAC. As a result, we are currently supporting an investigator-initiated mPDAC Phase 1b/2 trial of onvansertib in combination with first-line SoC NALIRIFOX, which is now open for enrollment at the University of Kansas Medical Center. The trial replaced a previously planned two-cohort, non-randomized Phase 2 trial of onvansertib in combination with first-line SoC Gemzar® and Abraxane® . For more information, please visit NCT06736717 at www.clinicaltrials.gov.

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

Phase 1b Investigator-Initiated Clinical Trial in TNBC

A single-arm, Phase 1b trial of onvansertib in combination with paclitaxel in patients with unresectable locally advanced or metastatic TNBC at Dana Farber Cancer Institute ("DFCI") has completed enrollment. The trial was designed to treat approximately 14-16 patients with different doses of onvansertib in combination with a fixed dose of paclitaxel to determine the maximum tolerated dose and the safety and efficacy of onvansertib in combination with paclitaxel. For more information, please visit NCT05383196 at www.clinicialtrials.gov.

Critical Accounting Policies

Our accounting policies are described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of our Annual Report on Form 10-K as of and for the year ended December 31, 2024, filed with the SEC on February 27, 2025. There have been no changes to our critical accounting policies since December 31, 2024.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 and 2024

Revenues

Total revenues were $0.1 million for the three months ended March 31, 2025, as compared to $0.2 million for the same period in 2024. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2025	2024	Increase (Decrease)
Salaries and staff costs	$1,969	$1,868	$101
Stock-based compensation	515	389	126
Clinical trials, outside services, and lab supplies	7,497	5,253	2,244
Facilities and other	496	498	(2)
Total research and development	$10,477	$8,008	$2,469

Research and development expenses increased by $2.5 million for the three months ended March 31, 2025, compared to the same period in 2024. The overall increase in expenses was primarily due to costs associated with our CRDF 004 clinical trial, clinical programs and outside service costs related to the development of our lead drug candidate, onvansertib.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2025	2024	Increase (Decrease)
Salaries and staff costs	$925	$907	$18
Stock-based compensation	850	735	115
Outside services and professional fees	1,798	983	815
Facilities and other	441	505	(64)
Total selling, general and administrative	$4,014	$3,130	$884

Selling, general and administrative expenses increased by $0.9 million for the three months ended March 31, 2025, compared to the same period in 2024. The overall increase in expenses was primarily from professional fees related to strategic advisory services utilized during the current period.

Interest Income, Net

Interest income, net was $0.9 million for the three months ended March 31, 2025 as compared to $0.9 million for the same period of 2024. Our interest income is primarily from our short-term investment portfolios and money market accounts. The amount of interest income earned varies each period based on the balance of our accounts and interest rates.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, and December 31, 2024, we had working capital of $69.4 million and $81.6 million, respectively.

We have incurred net losses since our inception and have negative operating cash flows. As of March 31, 2025, we had $79.9 million in cash, cash equivalents and short-term investments and we believe we have sufficient cash to meet our funding requirements for at least the next 12 months following the issuance date of this Quarterly Report on Form 10-Q. Based on our current projections, we expect that our capital resources are sufficient to fund our operations into the first quarter of 2027.

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

Cash Flow Summary

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(12,794)	$(7,740)
Net cash provided by (used in) investing activities	(14,584)	4,636
Net cash provided by financing activities	3	107
Net change in cash and equivalents	$(27,375)	$(2,997)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025, was $12.8 million. Our primary use of cash was from our net loss of $13.4 million, adjusted for non-cash items of $1.5 million primarily related to stock-based compensation. The net change in our operating assets and liabilities increased cash used in operations by $0.8 million.

Net cash used in operating activities for the three months ended March 31, 2024, was $7.7 million. Our primary use of cash was from our net loss of $10.0 million, adjusted for non-cash items of $1.2 million primarily related to stock-based compensation. The net change in our operating assets and liabilities decreased cash used in operations by $1.1 million.

At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $14.6 million, primarily related to purchases in excess of maturities of marketable securities.

Net cash provided by investing activities for the three months ended March 31, 2024 was $4.6 million, primarily related to maturities in excess of purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $3,000, from employee stock options exercises.

Net cash provided by financing activities for the three months ended March 31, 2024 was $0.1 million, from the sale of common stock and employee stock options exercises.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

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

CARDIFF ONCOLOGY, INC.

May 8, 2025	By:	/s/ Mark Erlander
Mark Erlander
Chief Executive Officer

CARDIFF ONCOLOGY, INC.

May 8, 2025	By:	/s/ James Levine
James Levine
Chief Financial Officer