Form 10-Q
period 2025-06-30
Cardiff Oncology, Inc.
filed 2025-07-29
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 22, 2025, the issuer had 66,525,854 shares of Common Stock issued and outstanding.

CARDIFF ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIFF ONCOLOGY, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$10,784	$51,470
Short-term investments	60,173	40,276
Accounts receivable and unbilled receivable	526	773
Prepaid expenses and other current assets	2,213	2,535
Total current assets	73,696	95,054
Property and equipment, net	743	898
Operating lease right-of-use assets	899	1,169
Other assets	401	69
Total Assets	$75,739	$97,190

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,010	$4,821
Accrued liabilities	9,938	7,897
Operating lease liabilities	721	710
Total current liabilities	16,669	13,428
Operating lease liabilities, net of current portion	464	813
Total Liabilities	17,133	14,241

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000 shares authorized; 277 designated as Series A Convertible Preferred Stock; 61 shares outstanding at June 30, 2025 and December 31, 2024 with liquidation preference of $1,105 and $1,092 at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 66,526 and 66,524 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	470,138	467,087
Accumulated other comprehensive gain	17	34
Accumulated deficit	(411,556)	(384,179)
Total stockholders’ equity	58,606	82,949
Total liabilities and stockholders’ equity	$75,739	$97,190

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Royalty revenues	$121	$163	$230	$368
Costs and expenses:
Research and development	11,580	9,493	22,057	17,501
Selling, general and administrative	3,318	3,215	7,332	6,345
Total operating expenses	14,898	12,708	29,389	23,846

Loss from operations	(14,777)	(12,545)	(29,159)	(23,478)

Other income (expense), net:
Interest income, net	835	805	1,776	1,731
Other income (expense), net	(1)	(38)	6	(42)
Total other income (expense), net	834	767	1,782	1,689

Net loss	(13,943)	(11,778)	(27,377)	(21,789)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(12)	(12)

Net loss attributable to common stockholders	$(13,949)	$(11,784)	$(27,389)	$(21,801)

Net loss per common share — basic and diluted	$(0.21)	$(0.26)	$(0.41)	$(0.49)

Weighted-average shares outstanding — basic and diluted	66,526	44,825	66,525	44,752

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(13,943)	$(11,778)	$(27,377)	$(21,789)
Other comprehensive loss:
Unrealized gain (loss) on securities available- for-sale	(10)	35	(17)	(30)
Total comprehensive loss	(13,953)	(11,743)	(27,394)	(21,819)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(12)	(12)

Comprehensive loss attributable to common stockholders	$(13,959)	$(11,749)	$(27,406)	$(21,831)

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2024	61	$—	66,524	$7	$467,087	$34	$(384,179)	$82,949
Stock-based compensation	—	—	—	—	1,365	—	—	1,365
Issuance of common stock upon exercise of stock options	—	—	2	—	3	—	—	3
Other comprehensive loss	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(13,434)	(13,434)
Balance, March 31, 2025	61	—	66,526	7	468,455	27	(397,613)	70,876
Stock-based compensation	—	—	—	—	1,683	—	—	1,683
Other comprehensive loss	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(13,943)	(13,943)
Balance, June 30, 2025	61	$—	66,526	$7	$470,138	$17	$(411,556)	$58,606

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2023	61	$—	44,677	$4	$409,343	$(67)	$(339,541)	$69,739
Modified-retrospective adoption of ASU 2020-06	—	—	—	—	(793)	—	793	—
Stock-based compensation	—	—	—	—	1,124	—	—	1,124
Issuance of common stock upon exercise of stock options	—	—	33	—	107	—	—	107
Other comprehensive loss	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	(10,011)	(10,011)
Balance, March 31, 2024	61	—	44,710	4	409,781	(132)	(348,759)	60,894
Issuance of common stock, net of expenses(1)	—	—	792	1	1,804	—	—	1,805
Stock-based compensation	—	—	—	—	1,179	—	—	1,179
Issuance of common stock upon exercise of stock options	—	—	100	—	253	—	—	253
Other comprehensive gain	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(11,778)	(11,778)
Balance, June 30, 2024	61	$—	45,602	$5	$413,017	$(97)	$(360,537)	$52,388

(1) Net of expenses of $197,000.

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net loss	$(27,377)	$(21,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	187	207
Stock-based compensation expense	3,048	2,303
Amortization of right-of-use assets	270	269
Accretion of discounts on short-term investments, net	(438)	(283)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	247	(163)
Prepaid expenses and other current assets	388	696
Other assets	(332)	8
Accounts payable and accrued liabilities	3,223	2,088
Operating lease liabilities	(338)	(306)
Net cash used in operating activities	(21,122)	(16,970)

Investing activities
Capital expenditures	(26)	(80)
Maturities of short-term investments	35,020	12,505
Purchases of short-term investments	(55,797)	(919)
Sales of short-term investments	1,236	7,145
Net cash provided by (used in) investing activities	(19,567)	18,651

Financing activities
Proceeds from sales of common stock, net of expenses of $0 and $197, respectively	—	1,805
Proceeds from exercise of options	3	360
Net cash provided by financing activities	3	2,165
Net change in cash and cash equivalents	(40,686)	3,846
Cash and cash equivalents—Beginning of period	51,470	21,655
Cash and cash equivalents—End of period	$10,784	$25,501

Supplementary disclosure of cash flow activity:
Supplemental disclosure of non-cash investing activities:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$6	$—

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Business Organization and Overview

Cardiff Oncology, Inc. (“Cardiff Oncology” or the “Company”) headquartered in San Diego, California, is a clinical-stage biotechnology company leveraging Polo-like Kinase 1 (“PLK1”) inhibition, to develop novel therapies across a range of cancers. The Company’s lead asset is onvansertib, a PLK1 inhibitor that is being evaluated in combination with standard-of-care ("SoC") therapeutics in clinical programs targeting indications such as RAS-mutated metastatic colorectal cancer (“mCRC”), as well as investigator-initiated trials in metastatic pancreatic ductal adenocarcinoma (“mPDAC”), small cell lung cancer (“SCLC”), and metastatic triple negative breast cancer (“mTNBC”). These programs and the Company’s broader development strategy are designed to target tumor vulnerabilities in order to overcome treatment resistance and deliver superior clinical benefit compared to SoC alone. The Company's common stock is listed on the Nasdaq Capital Market under the ticker symbol "CRDF".

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

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of June 30, 2025, the Company had $71.0 million in cash, cash equivalents and short-term investments and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

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

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2025, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

All financial information required for segment reporting that is provided to the chief operating decision-maker is contained within the financial statements and notes to financial statements, with the exception of the disaggregated amounts contained in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development:
Salaries and staff costs	$2,134	$1,714	$4,103	$3,582
Stock-based compensation	672	397	1,187	786
Clinical trials, outside services, and lab supplies	8,306	6,950	15,803	12,202
Facilities and other	468	432	964	931
Total research and development	$11,580	$9,493	$22,057	$17,501
Selling, general and administrative:
Salaries and staff costs	$849	$807	$1,775	$1,714
Stock-based compensation	1,011	782	1,861	1,517
Outside services and professional fees	1,062	1,167	2,860	2,150
Facilities and other	396	459	836	964
Total selling, general and administrative	$3,318	$3,215	$7,332	$6,345

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	June 30,
	2025	2024
Options to purchase Common Stock	11,701,432	8,351,122
Warrants to purchase Common Stock	2,787,714	2,807,353
Series A Convertible Preferred Stock	877	877
	14,490,023	11,159,352

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

Realized gains and losses on investment securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold. The Company has not realized any significant gains or losses on sales of available-for-sale investment securities during any of the periods presented. As all the Company’s investment holdings are in the form of debt securities or certificates of deposit, unrealized gains and losses that are determined to be temporary in nature are reported as a component of accumulated other comprehensive loss. A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Interest income is recognized when earned and is included in interest income, net, as are the amortization of purchase premiums and accretion of purchase discounts on investment securities.

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2025, and December 31, 2024:

	Fair Value Measurements at June 30, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$9,072	$—	$—	$9,072
U.S. treasury securities	1,615	—	—	1,615
Total included in cash and cash equivalents	10,687	—	—	10,687

Available for sale investments:
Corporate debt securities	—	35,769	—	35,769
Commercial paper	—	389	—	389
U.S. government agencies	—	4,614	—	4,614
U.S. treasury securities	19,401	—	—	19,401
Total available for sale investments	19,401	40,772	—	60,173

Total assets measured at fair value on a recurring basis	$30,088	$40,772	$—	$70,860

	Fair Value Measurements at December 31, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$50,499	$—	$—	$50,499
U.S. treasury securities	393	—	—	393
Total included in cash and cash equivalents	50,892	—	—	50,892

Available for sale investments:
Corporate debt securities	—	23,489	—	23,489
Commercial paper	—	313	—	313
U.S. treasury securities	16,474	—	—	16,474
Total available for sale investments	16,474	23,802	—	40,276

Total assets measured at fair value on a recurring basis	$67,366	$23,802	$—	$91,168

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the six months ended June 30, 2025, and 2024.

4. Supplementary Balance Sheet Information

Investments available for sale

Investments available for sale consisted of the following:

	As of June 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Corporate debt securities	$29,706	$14	$(12)	$29,708
Commercial paper	389	—	—	389
U.S. government agencies	2,086	—	—	2,086
U.S. treasury securities	18,204	—	(6)	18,198
Total maturity less than 1 year	50,385	14	(18)	50,381
Maturity 1 to 2 years:
Corporate debt securities	6,044	18	(1)	6,061
U.S. government agencies	2,529	1	(2)	2,528
U.S. treasury securities	1,198	5	—	1,203
Total maturity 1 to 2 years	9,771	24	(3)	9,792

Total short-term investments	$60,156	$38	$(21)	$60,173

	As of December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Corporate debt securities	$17,192	$27	$(1)	$17,218
Commercial paper	312	1	—	313
U.S. treasury securities	16,475	3	(4)	16,474
Total maturity less than 1 year	33,979	31	(5)	34,005
Maturity 1 to 2 years:
Corporate debt securities	6,263	11	(3)	6,271
Total maturity 1 to 2 years	6,263	11	(3)	6,271

Total short-term investments	$40,242	$42	$(8)	$40,276

We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses in investments available for sale debt securities at June 30, 2025, were substantially due to changes in interest rates, not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. It is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

There were no unrealized loss positions greater than one year as of June 30, 2025 and December 31, 2024.

Property and equipment

Property and equipment consisted of the following:

(in thousands)	As of June 30, 2025	As of December 31, 2024
Furniture and office equipment	$1,053	$1,053
Leasehold improvements	2,568	2,568
Laboratory equipment	1,446	1,414
Property and equipment, gross	5,067	5,035
Less—accumulated depreciation	(4,324)	(4,137)
Property and equipment, net	$743	$898

Depreciation expense for property and equipment recognized in operating results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total depreciation expense	$94	$105	$187	$207

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	As of June 30, 2025	As of December 31, 2024
Clinical trials	$7,125	$4,443
Accrued compensation	2,245	2,746
Research agreements and services	365	478
Other accrued liabilities	203	230
Total accrued liabilities	$9,938	$7,897

5. Stockholders’ Equity

Stock Options

Stock-based compensation expense related to Cardiff Oncology equity awards have been recognized in operating results as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Included in research and development expense	$672	$397	$1,187	$786
Included in selling, general and administrative expense	1,011	782	1,861	1,517
Total stock-based compensation expense	$1,683	$1,179	$3,048	$2,303

The unrecognized compensation cost related to non-vested stock options outstanding at June 30, 2025, net of estimated forfeitures, was $13.7 million, which is expected to be recognized over a weighted-average remaining vesting period of 3.0 years. The weighted-average remaining contractual term of outstanding options as of June 30, 2025, was approximately 7.8 years. The total fair value of stock options vested during the six months ended June 30, 2025 and 2024, were $3.7 million and $2.7 million, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.06%	4.06%
Dividend yield	0%	0%
Expected volatility of Cardiff Oncology common stock	106%	106%
Expected term	6.2 years	5.8 years

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2024	8,334,765	$3.88	$11,668,989
Granted	3,368,632	$3.59
Exercised	(1,672)	$1.72
Forfeited and expired	(293)	$600.39
Balance outstanding, June 30, 2025	11,701,432	$3.78	$4,762,925
Exercisable at June 30, 2025	6,031,484	$4.25	$3,392,492
Vested and expected to vest at June 30, 2025	11,421,239	$3.80	$4,669,472

2021 Equity Incentive Plan

In June 2021, the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). As of June 30, 2025 the number of authorized shares in the 2021 Plan is equal to the sum of (i) 12,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the 2014 Plan; and (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. As of June 30, 2025, there were 4,425,413 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Inducement Grants

The Company issues equity awards to certain new employees as inducement grants outside of its 2021 Plan. As of June 30, 2025, an aggregate of 2,015,288 shares were issuable upon the exercise of inducement grant stock options approved by the Company.

Warrants

A summary of warrant activity and changes in warrants outstanding, classified as equity is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2024	2,807,353	$2.40	0.9 years
Expired	(19,639)	$2.27
Balance outstanding, June 30, 2025	2,787,714	$2.40	0.5 years

6. Commitments and Contingencies

Executive Agreements

Certain executive agreements provide for severance payments in case of terminations without cause or certain change of control scenarios.

Research and Development Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which Cardiff Oncology refers to as onvansertib. Terms of the agreement also provide for the Company to pay development and commercial milestones, and royalties based on sales volume. These potential development milestones include: (a) dosing of the first subject in the first Phase III Clinical Trial for the first Product, a registration enabling Phase II Clinical Trial, or after completion of a Phase II Clinical Trial that is used as the basis for an NDA submission; and (b) upon filing of the first NDA or equivalent for the first product candidate. During the six months ended June 30, 2025, and 2024, no milestone or royalty payments were made.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. For the six months ended June 30, 2025, and 2024, payments have not been material. The Company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due to the Company. These royalty payments are calculated as a percent of revenue.

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

Overview

We are a clinical-stage biotechnology company leveraging PLK1 inhibition, a well-validated oncology drug target, to develop novel therapies across a range of cancers with the greatest unmet medical need. Our goal is to target tumor vulnerabilities with treatment combinations of onvansertib, our oral and highly selective PLK1 inhibitor, and standard-of-care ("SoC") therapeutics. We are focusing our clinical program in indications such as RAS-mutated metastatic colorectal cancer ("mCRC"), as well as in investigator-initiated trials in metastatic pancreatic ductal adenocarcinoma ("mPDAC"), small cell lung cancer ("SCLC"), and metastatic triple negative breast cancer ("mTNBC"). Our clinical development programs incorporate tumor genomics and biomarker assays to refine assessment of patient response to treatment.

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

Phase 1b Investigator-Initiated Clinical Trial in mTNBC

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

In June 2025, the investigator presented positive data from this trial at ASCO:

•
Patients enrolled in the trial received a median of 3 prior lines of chemotherapy.

•
Onvansertib in combination with paclitaxel demonstrated 40% objective response rate by RECIST 1.1 at RP2D of 18mg/m2 (n=10), with two confirmed partial responses and two unconfirmed partial responses.
•
The combination of onvansertib and paclitaxel was well-tolerated and demonstrated a safe and manageable toxicity profile with myelosuppression being the most common adverse event.
•
Collectively, this clinical data further supports the potential exploration of the combination of onvansertib plus paclitaxel for the treatment of mTNBC.

For more information, please visit NCT05383196 at www.clinicialtrials.gov.

Recent Updates

Appointment of Chief Medical Officer

On June 17, 2025, we announced the appointment of Roger Sidhu, M.D., as our Chief Medical Officer.

Intellectual Property Update

On April 23, 2025, we announced a second patent issuance from the United States Patent and Trademark Office (USPTO) for the treatment of mCRC for bev-naïve patients. U.S. patent No. 12,263,173 has an expected expiration date of no earlier than 2043. The claims of the patent cover the method of using onvansertib in combination with bevacizumab (bev) in any line of therapy for the treatment of metastatic colorectal cancer (mCRC) patients who have not previously been treated with bev.

Critical Accounting Policies

Our accounting policies are described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of our Annual Report on Form 10-K as of and for the year ended December 31, 2024, filed with the SEC on February 27, 2025. There have been no changes to our critical accounting policies since December 31, 2024.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 and 2024

Revenues

Total revenues were $0.1 million for the three months ended June 30, 2025, as compared to $0.2 million for the prior period. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended June 30,
(in thousands)	2025	2024	Increase
Salaries and staff costs	$2,134	$1,714	$420
Stock-based compensation	672	397	275
Clinical trials, outside services, and lab supplies	8,306	6,950	1,356
Facilities and other	468	432	36
Total research and development	$11,580	$9,493	$2,087

Research and development expenses increased by $2.1 million for the three months ended June 30, 2025, compared to the same period in 2024. The overall increase in expenses was primarily due to costs associated with our CRDF-004 clinical trial, clinical programs and outside service costs related to the development of our lead drug candidate, onvansertib. Salaries and staff costs increased generally from key hires in research and development and clinical operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended June 30,
(in thousands)	2025	2024	Increase (Decrease)
Salaries and staff costs	$849	$807	$42
Stock-based compensation	1,011	782	229
Outside services and professional fees	1,062	1,167	(105)
Facilities and other	396	459	(63)
Total selling, general and administrative	$3,318	$3,215	$103

Selling, general and administrative expenses increased by $0.1 million for the three months ended June 30, 2025, compared to the same period in 2024. The overall increase in expenses which was primarily within stock based compensation was due to new stock option grants in the current period. The decrease in outside services and professional fees was primarily due to litigation settled in the comparative period.

Interest Income, Net

Interest income, net was $0.8 million for the three months ended June 30, 2025 as compared to $0.8 million for the same period of 2024. Our interest income is primarily from our short-term investment portfolios and money market accounts. The amount of interest income earned varies each period based on the balance of our accounts and interest rates.

Six Months Ended June 30, 2025 and 2024

Revenues

Total revenues were $0.2 million for the six months ended June 30, 2025, as compared to $0.4 million for the same period in 2024. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Six Months Ended June 30,
(in thousands)	2025	2024	Increase
Salaries and staff costs	$4,103	$3,582	$521
Stock-based compensation	1,187	786	401
Clinical trials, outside services, and lab supplies	15,803	12,202	3,601
Facilities and other	964	931	33
Total research and development	$22,057	$17,501	$4,556

Research and development expenses increased by $4.6 million for the six months ended June 30, 2025, compared to the same period in 2024. The overall increase in expenses was primarily due to costs associated with our CRDF-004 clinical trial, clinical programs and outside service costs related to the development of our lead drug candidate, onvansertib. Salaries and staff costs increased generally from key hires in research and development and clinical operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Six Months Ended June 30,
(in thousands)	2025	2024	Increase (Decrease)
Salaries and staff costs	$1,775	$1,714	$61
Stock-based compensation	1,861	1,517	344
Outside services and professional fees	2,860	2,150	710
Facilities and other	836	964	(128)
Total selling, general and administrative	$7,332	$6,345	$987

Selling, general and administrative expenses increased by $1.0 million for the six months ended June 30, 2025, compared to the same period in 2024. The overall increase in expenses was primarily from professional fees related to strategic advisory services utilized during the current period and an increase in patent fees. The increase in stock based compensation was due to new stock option grants during the current period.

Interest Income, Net

Interest income, net was $1.8 million for the six months ended June 30, 2025 as compared to $1.7 million for the same period of 2024. Our interest income is primarily from our short-term investment portfolios and money market accounts. The amount of interest income earned varies each period based on the balance of our accounts and interest rates.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, and December 31, 2024, we had working capital of $57.0 million and $81.6 million, respectively.

We have incurred net losses since our inception and have negative operating cash flows. As of June 30, 2025, we had $71.0 million in cash, cash equivalents and short-term investments and we believe we have sufficient cash to meet our funding requirements for at least the next 12 months following the issuance date of this Quarterly Report on Form 10-Q. Based on our current projections, we expect that our capital resources are sufficient to fund our operations into the first quarter of 2027.

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

Cash Flow Summary

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(21,122)	$(16,970)
Net cash provided by (used in) investing activities	(19,567)	18,651
Net cash provided by financing activities	3	2,165
Net change in cash and equivalents	$(40,686)	$3,846

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025, was $21.1 million. Our primary use of cash was from our net loss of $27.4 million, adjusted for non-cash items of $3.1 million primarily related to stock-based compensation. The net change in our operating assets and liabilities decreased cash used in operations by $3.2 million.

Net cash used in operating activities for the six months ended June 30, 2024, was $17.0 million. Our primary use of cash was from our net loss of $21.8 million, adjusted for non-cash items of $2.5 million primarily related to stock-based compensation. The net change in our operating assets and liabilities decreased cash used in operations by $2.3 million.

At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $19.6 million, primarily related to purchases in excess of maturities and sales of marketable securities.

Net cash provided by investing activities for the six months ended June 30, 2024 was $18.7 million, primarily related to maturities and sales in excess of purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $3,000, from employee stock options exercises.

Net cash provided by financing activities for the six months ended June 30, 2024 was $2.2 million, from the sale of common stock and employee stock options exercises.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

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

CARDIFF ONCOLOGY, INC.

July 29, 2025	By:	/s/ Mark Erlander
Mark Erlander
Chief Executive Officer

CARDIFF ONCOLOGY, INC.

July 29, 2025	By:	/s/ James Levine
James Levine
Chief Financial Officer