Form 10-Q
period 2025-09-30
Cardiff Oncology, Inc.
filed 2025-11-06
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 30, 2025, the issuer had 67,360,564 shares of Common Stock issued and outstanding.

CARDIFF ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIFF ONCOLOGY, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$10,135	$51,470
Short-term investments	50,456	40,276
Accounts receivable and unbilled receivable	254	773
Prepaid expenses and other current assets	956	2,535
Total current assets	61,801	95,054
Property and equipment, net	666	898
Operating lease right-of-use assets	764	1,169
Other assets	549	69
Total Assets	$63,780	$97,190

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,441	$4,821
Accrued liabilities	11,539	7,897
Operating lease liabilities	726	710
Total current liabilities	14,706	13,428
Operating lease liabilities, net of current portion	284	813
Total Liabilities	14,990	14,241

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, $0.001 par value, 20,000 shares authorized; 277 designated as Series A Convertible Preferred Stock; 61 shares outstanding at September 30, 2025 and December 31, 2024 with liquidation preference of $1,111 and $1,092 at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 67,095 and 66,524 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	471,547	467,087
Accumulated other comprehensive gain	50	34
Accumulated deficit	(422,814)	(384,179)
Total stockholders’ equity	48,790	82,949
Total liabilities and stockholders’ equity	$63,780	$97,190

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Royalty revenues	$120	$165	$350	$532
Costs and expenses:
Research and development	8,197	9,640	30,254	27,140
Selling, general and administrative	3,897	3,126	11,229	9,471
Total operating expenses	12,094	12,766	41,483	36,611

Loss from operations	(11,974)	(12,601)	(41,133)	(36,079)

Other income (expense), net:
Interest income, net	716	741	2,492	2,472
Other income (expense), net	—	5	6	(37)
Total other income (expense), net	716	746	2,498	2,435

Net loss	(11,258)	(11,855)	(38,635)	(33,644)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(18)	(18)

Net loss attributable to common stockholders	$(11,264)	$(11,861)	$(38,653)	$(33,662)

Net loss per common share — basic and diluted	$(0.17)	$(0.25)	$(0.58)	$(0.74)

Weighted-average shares outstanding — basic and diluted	66,879	46,865	66,644	45,461

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(11,258)	$(11,855)	$(38,635)	$(33,644)
Other comprehensive loss:
Unrealized gain on securities available- for-sale	33	179	16	149
Total comprehensive loss	(11,225)	(11,676)	(38,619)	(33,495)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(18)	(18)

Comprehensive loss attributable to common stockholders	$(11,231)	$(11,682)	$(38,637)	$(33,513)

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2024	61	$—	66,524	$7	$467,087	$34	$(384,179)	$82,949
Stock-based compensation	—	—	—	—	1,365	—	—	1,365
Issuance of common stock upon exercise of stock options	—	—	2	—	3	—	—	3
Other comprehensive loss	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(13,434)	(13,434)
Balance, March 31, 2025	61	—	66,526	7	468,455	27	(397,613)	70,876
Stock-based compensation	—	—	—	—	1,683	—	—	1,683
Other comprehensive loss	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(13,943)	(13,943)
Balance, June 30, 2025	61	—	66,526	7	470,138	17	(411,556)	58,606
Stock-based compensation	—	—	—	—	1,384	—	—	1,384
Issuance of common stock upon cashless exercise of warrants	—	—	553	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	16	—	25	—	—	25
Other comprehensive gain	—	—	—	—	—	33	—	33
Net loss	—	—	—	—	—	—	(11,258)	(11,258)
Balance, September 30, 2025	61	$—	67,095	$7	$471,547	$50	$(422,814)	$48,790

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2023	61	$—	44,677	$4	$409,343	$(67)	$(339,541)	$69,739
Modified-retrospective adoption of ASU 2020-06	—	—	—	—	(793)	—	793	—
Stock-based compensation	—	—	—	—	1,124	—	—	1,124
Issuance of common stock upon exercise of stock options	—	—	33	—	107	—	—	107
Other comprehensive loss	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	(10,011)	(10,011)
Balance, March 31, 2024	61	—	44,710	4	409,781	(132)	(348,759)	60,894
Issuance of common stock, net of expenses(1)	—	—	792	1	1,804	—	—	1,805
Stock-based compensation	—	—	—	—	1,179	—	—	1,179
Issuance of common stock upon exercise of stock options	—	—	100	—	253	—	—	253
Other comprehensive gain	—	—	—	—	—	35	—	35
Net loss	—	—	—	—	—	—	(11,778)	(11,778)
Balance, June 30, 2024	61	—	45,602	5	413,017	(97)	(360,537)	52,388
Issuance of common stock, net of expenses(2)	—	—	3,129	—	7,427	—	—	7,427
Stock-based compensation	—	—	—	—	1,253	—	—	1,253
Other comprehensive gain	—	—	—	—	—	179	—	179
Net loss	—	—	—	—	—	—	(11,855)	(11,855)
Balance, September 30, 2024	61	$—	48,731	$5	$421,697	$82	$(372,392)	$49,392

(1) Net of expenses of $197,000.

(2) Net of expenses of $285,000.

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(38,635)	$(33,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	276	308
Stock-based compensation expense	4,432	3,556
Amortization of right-of-use assets	405	404
Accretion of discounts on short-term investments, net	(690)	(440)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	519	(330)
Prepaid expenses and other current assets	1,468	1,084
Other assets	(480)	12
Accounts payable and accrued liabilities	1,262	2,087
Operating lease liabilities	(513)	(463)
Net cash used in operating activities	(31,956)	(27,426)

Investing activities
Capital expenditures	(44)	(80)
Maturities of short-term investments	54,539	22,595
Purchases of short-term investments	(65,138)	(23,563)
Sales of short-term investments	1,236	10,265
Net cash provided by (used in) investing activities	(9,407)	9,217

Financing activities
Proceeds from sales of common stock, net of expenses of $0 and $482, respectively	—	9,232
Proceeds from exercise of options	28	360
Net cash provided by financing activities	28	9,592
Net change in cash and cash equivalents	(41,335)	(8,617)
Cash and cash equivalents—Beginning of period	51,470	21,655
Cash and cash equivalents—End of period	$10,135	$13,038

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

Liquidity

The Company has incurred net losses since its inception and has negative operating cash flows. As of September 30, 2025, the Company had $60.6 million in cash, cash equivalents and short-term investments and believes it has sufficient cash to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements.

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

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2025, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

All financial information required for segment reporting that is provided to the chief operating decision-maker is contained within the financial statements and notes to financial statements, with the exception of the disaggregated amounts contained in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development:
Salaries and staff costs	$1,843	$1,579	$5,946	$5,161
Stock-based compensation	630	436	1,818	1,223
Clinical trials, outside services, and lab supplies	5,251	7,153	21,054	19,355
Facilities and other	473	472	1,436	1,401
Total research and development	$8,197	$9,640	$30,254	$27,140
Selling, general and administrative:
Salaries and staff costs	$1,615	$733	$3,390	$2,447
Stock-based compensation	754	817	2,614	2,333
Outside services and professional fees	1,120	1,176	3,980	3,326
Facilities and other	408	400	1,245	1,365
Total selling, general and administrative	$3,897	$3,126	$11,229	$9,471

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	September 30,
	2025	2024
Options to purchase Common Stock	11,243,888	8,348,344
Warrants to purchase Common Stock	1,076,046	2,807,353
Series A Convertible Preferred Stock	877	877
	12,320,811	11,156,574

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2025, and December 31, 2024:

	Fair Value Measurements at September 30, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$9,176	$—	$—	$9,176
Corporate debt securities	—	474	—	474
Total included in cash and cash equivalents	9,176	474	—	9,650

Available for sale investments:
Corporate debt securities	—	30,417	—	30,417
Commercial paper	—	393	—	393
U.S. government agencies	—	4,754	—	4,754
U.S. treasury securities	14,892	—	—	14,892
Total available for sale investments	14,892	35,564	—	50,456

Total assets measured at fair value on a recurring basis	$24,068	$36,038	$—	$60,106

	Fair Value Measurements at December 31, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$50,499	$—	$—	$50,499
U.S. treasury securities	393	—	—	393
Total included in cash and cash equivalents	50,892	—	—	50,892

Available for sale investments:
Corporate debt securities	—	23,489	—	23,489
Commercial paper	—	313	—	313
U.S. treasury securities	16,474	—	—	16,474
Total available for sale investments	16,474	23,802	—	40,276

Total assets measured at fair value on a recurring basis	$67,366	$23,802	$—	$91,168

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the nine months ended September 30, 2025, and 2024.

4. Supplementary Balance Sheet Information

Investments available for sale

Investments available for sale consisted of the following:

	As of September 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Corporate debt securities	$25,388	$26	$(2)	$25,412
Commercial paper	393	—	—	393
U.S. government agencies	2,216	3	—	2,219
U.S. treasury securities	13,688	2	(2)	13,688
Total maturity less than 1 year	41,685	31	(4)	41,712
Maturity 1 to 2 years:
Corporate debt securities	4,990	16	(1)	5,005
U.S. government agencies	2,533	2	—	2,535
U.S. treasury securities	1,198	6	—	1,204
Total maturity 1 to 2 years	8,721	24	(1)	8,744

Total short-term investments	$50,406	$55	$(5)	$50,456

	As of December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Corporate debt securities	$17,192	$27	$(1)	$17,218
Commercial paper	312	1	—	313
U.S. treasury securities	16,475	3	(4)	16,474
Total maturity less than 1 year	33,979	31	(5)	34,005
Maturity 1 to 2 years:
Corporate debt securities	6,263	11	(3)	6,271
Total maturity 1 to 2 years	6,263	11	(3)	6,271

Total short-term investments	$40,242	$42	$(8)	$40,276

We periodically review our portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses in investments available for sale debt securities at September 30, 2025, were substantially due to changes in interest rates, not due to increased credit risks associated with specific securities. Accordingly, we have not recorded an allowance for credit losses. It is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

There were no unrealized loss positions greater than one year as of September 30, 2025 and December 31, 2024.

Property and equipment

Property and equipment consisted of the following:

(in thousands)	As of September 30, 2025	As of December 31, 2024
Furniture and office equipment	$1,054	$1,053
Leasehold improvements	2,568	2,568
Laboratory equipment	1,446	1,414
Property and equipment, gross	5,068	5,035
Less—accumulated depreciation	(4,402)	(4,137)
Property and equipment, net	$666	$898

Depreciation expense for property and equipment recognized in operating results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total depreciation expense	$89	$101	$276	$308

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	As of September 30, 2025	As of December 31, 2024
Clinical trials	$7,918	$4,443
Accrued compensation	3,142	2,746
Research agreements and services	251	478
Other accrued liabilities	228	230
Total accrued liabilities	$11,539	$7,897

5. Stockholders’ Equity

Stock Options

Stock-based compensation expense related to Cardiff Oncology equity awards have been recognized in operating results as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Included in research and development expense	$630	$436	$1,818	$1,223
Included in selling, general and administrative expense	754	817	2,614	2,333
Total stock-based compensation expense	$1,384	$1,253	$4,432	$3,556

The unrecognized compensation cost related to non-vested stock options outstanding at September 30, 2025, net of estimated forfeitures, was $11.4 million, which is expected to be recognized over a weighted-average remaining vesting period of 2.9 years. The weighted-average remaining contractual term of outstanding options as of September 30, 2025, was approximately 7.3 years. The total fair value of stock options vested during the nine months ended September 30, 2025 and 2024, were $4.4 million and $3.6 million, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions during the following periods indicated:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	4.06%	4.06%
Dividend yield	0%	0%
Expected volatility of Cardiff Oncology common stock	106%	106%
Expected term	6.2 years	5.8 years

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2024	8,334,765	$3.88	$11,668,989
Granted	3,368,632	$3.59
Exercised	(17,440)	$1.60
Forfeited and expired	(442,069)	$3.29
Balance outstanding, September 30, 2025	11,243,888	$3.82	$759,735
Exercisable at September 30, 2025	6,325,691	$4.19	$545,463
Vested and expected to vest at September 30, 2025	11,006,847	$3.83	$744,568

2021 Equity Incentive Plan

In June 2021, the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). As of September 30, 2025 the number of authorized shares in the 2021 Plan is equal to the sum of (i) 12,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the 2014 Plan; and (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. As of September 30, 2025, there were 4,707,814 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Inducement Grants

The Company issues equity awards to certain new employees as inducement grants outside of its 2021 Plan. As of September 30, 2025, an aggregate of 1,855,913 shares were issuable upon the exercise of inducement grant stock options approved by the Company.

Warrants

A summary of warrant activity and changes in warrants outstanding, classified as equity is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2024	2,807,353	$2.40	0.9 years
Exercised	(1,711,668)	$2.29
Expired	(19,639)	$2.27
Balance outstanding, September 30, 2025	1,076,046	$2.59	0.2 years

During the nine months ended September 30, 2025, warrant holders cashless exercised 1,711,668 warrants, resulting in the issuance of 553,318 shares of common stock.

6. Commitments and Contingencies

Executive Agreements

Certain executive agreements provide for severance payments in case of terminations without cause or certain change of control scenarios.

Research and Development Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which Cardiff Oncology refers to as onvansertib. Terms of the agreement also provide for the Company to pay development and commercial milestones, and royalties based on sales volume. These potential development milestones include: (a) dosing of the first subject in the first Phase III Clinical Trial for the first Product, a registration enabling Phase II Clinical Trial, or after completion of a Phase II Clinical Trial that is used as the basis for an NDA submission; and (b) upon filing of the first NDA or equivalent for the first product candidate. During the nine months ended September 30, 2025, and 2024, no milestone or royalty payments were made.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. For the nine months ended September 30, 2025, and 2024, payments have not been material. The Company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due to the Company. These royalty payments are calculated as a percent of revenue.

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

RAS-mutated mCRC Program:

CRDF-004 Randomized Clinical Trial in First-Line RAS-mutated mCRC

CRDF-004 is a Phase 2 open-label, randomized multi-center clinical trial to assess the efficacy of two doses of onvansertib (20mg and 30mg) in combination with FOLFIRI and bevacizumab or FOLFOX and bevacizumab, compared with FOLFIRI or FOLFOX and bevacizumab (SOC) alone, for the treatment of confirmed metastatic and unresectable colorectal cancer (mCRC) in patients with a KRAS or NRAS mutation in the first-line setting. Trial endpoints include objective response rate ("ORR"), progression-free survival ("PFS") and duration of response ("DoR") together with pharmacokinetics, and pharmacodynamics and safety assessments. Selection of the recommended phase 3 onvansertib dose will be based on a benefit-risk assessment of the totality of the evidence, including numerical differences between the onvansertib and SoC arms. The trial enrolled 110 patients in the intent-to-treat ("ITT") population and is conducted in partnership with Pfizer Ignite, an end-to-end service for biotech companies. For more information, please visit NCT06106308 at www.clinicialtrials.gov.

Contingent upon the results of CRDF-004, we plan to initiate CRDF-005, a Phase 3, randomized trial with registrational intent. The FDA agreed at a Type C meeting in June 2023 that a seamless trial with an interim endpoint of ORR, with DoR, is acceptable to pursue accelerated approval, with PFS and lack of detriment on overall survival being the endpoints for full approval.

Data presented on July 29, 2025 provided results from the ongoing CRDF-004 Phase 2 randomized clinical trial in first-line RAS-mutated mCRC. ORR, as of the data cut-off date of July 8, 2025, are shown below.

Intent-to-treat (ITT)	Control (SoC alone)	Onv 20mg + SoC	Onv 30mg + SoC
Confirmed ORR[1]	30%	42%	49%
ORR[2]	43%	50%	59%

Radiographic response determined per RECIST 1.1 by blinded independent central review from an ongoing trial and unlocked database.1 Confirmed Objective Response Rate (ORR) per RECIST v1.1 includes those patients who had a complete response (CR) or partial response (PR) confirmed by repeat imaging ≥4 weeks after response criteria first met. 2 ORR per RECIST v1.1 includes confirmed CRs/PRs and unconfirmed PRs who were still on treatment and may yet be confirmed.

Onvansertib in combination with chemo/bevacizumab was well-tolerated and there have been no major or unexpected toxicities observed.

Other Clinical Programs:

Phase 1b/2 Investigator-Initiated Clinical Trial in First-Line mPDAC

In February 2024, the FDA approved NALIRIFOX as a first-line treatment option for mPDAC. As a result, we are currently supporting an investigator-initiated mPDAC Phase 1b/2 trial of onvansertib in combination with first-line SoC NALIRIFOX, which is now open for enrollment at the University of Kansas Medical Center. The trial replaced a previously planned two-cohort, non-randomized Phase 2 trial of onvansertib in combination with first-line SoC Gemzar® and Abraxane®. For more information, please visit NCT06736717 at www.clinicaltrials.gov.

The primary objective in this study is to determine anti-tumor activity by measuring ORR. The secondary objectives are to determine treatment safety based on toxicities in participants who have received at least one dose of onvansertib, to determine anti-tumor activity by Progression Free Survival ("PFS"), to determine anti-tumor activity by Disease Control Rate ("DCR"), to determine Overall Survival ("OS").

Phase 2 Investigator-Initiated Clinical Trial in SCLC

A single-arm, two-stage, Phase 2 trial of onvansertib monotherapy in patients with relapsed SCLC is open for enrollment at the University of Maryland, Baltimore. The trial is designed to enroll 15 patients in Stage 1, with the study proceeding to Stage 2 if 2 or more Stage 1 patients achieve an objective response. Stage 2 is designed to enroll an additional 20 patients. The primary endpoint of the trial is ORR, while key secondary endpoints include PFS and OS. For more information, please visit NCT05450965 at www.clinicialtrials.gov.

An examination of the safety data from the first six patients by the institutional review board confirmed the trial can continue to enroll as planned. Preliminary efficacy data for seven patients presented on September 26, 2023, showed one confirmed partial response (“PR”), three stable disease (“SD”) and three progressive disease (“PD”). The DCR, including PR and SD, is 57% (4 of 7 patients).

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 and 2024

Revenues

Total revenues were $0.1 million for the three months ended September 30, 2025, as compared to $0.2 million for the prior period. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended September 30,
(in thousands)	2025	2024	Increase (Decrease)
Salaries and staff costs	$1,843	$1,579	$264
Stock-based compensation	630	436	194
Clinical trials, outside services, and lab supplies	5,251	7,153	(1,902)
Facilities and other	473	472	1
Total research and development	$8,197	$9,640	$(1,443)

Research and development expenses decreased by $1.4 million for the three months ended September 30, 2025, compared to the same period in 2024. The overall decrease in expenses was primarily due to a reduction in clinical trial expenses and a decrease in preclinical activities. Salaries and staff costs increased generally from key hires in research and development and clinical operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended September 30,
(in thousands)	2025	2024	Increase (Decrease)
Salaries and staff costs	$1,615	$733	$882
Stock-based compensation	754	817	(63)
Outside services and professional fees	1,120	1,176	(56)
Facilities and other	408	400	8
Total selling, general and administrative	$3,897	$3,126	$771

Selling, general and administrative expenses increased by $0.8 million for the three months ended September 30, 2025, compared to the same period in 2024. The overall increase in expenses was primarily from an employee severance agreement recorded to salaries and staff costs within the current period.

Interest Income, Net

Interest income, net was $0.7 million for the three months ended September 30, 2025 as compared to $0.7 million for the same period of 2024. Our interest income is primarily from our short-term investment portfolios and money market accounts. The amount of interest income earned varies each period based on the balance of our accounts and interest rates.

Nine Months Ended September 30, 2025 and 2024

Revenues

Total revenues were $0.4 million for the nine months ended September 30, 2025, as compared to $0.5 million for the same period in 2024. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Increase
Salaries and staff costs	$5,946	$5,161	$785
Stock-based compensation	1,818	1,223	595
Clinical trials, outside services, and lab supplies	21,054	19,355	1,699
Facilities and other	1,436	1,401	35
Total research and development	$30,254	$27,140	$3,114

Research and development expenses increased by $3.1 million for the nine months ended September 30, 2025, compared to the same period in 2024. The overall increase in expenses was primarily due to costs associated with our CRDF-004 clinical trial, clinical programs and outside service costs related to the development of our lead drug candidate, onvansertib. Salaries and staff costs increased generally from key hires in research and development and clinical operations. The increase in stock based compensation was due to new stock option grants during the current period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2025	2024	Increase (Decrease)
Salaries and staff costs	$3,390	$2,447	$943
Stock-based compensation	2,614	2,333	281
Outside services and professional fees	3,980	3,326	654
Facilities and other	1,245	1,365	(120)
Total selling, general and administrative	$11,229	$9,471	$1,758

Selling, general and administrative expenses increased by $1.8 million for the nine months ended September 30, 2025, compared to the same period in 2024. The overall increase in expenses was primarily from an employee severance agreement recorded to salaries and staff costs within the current period. The increase in professional fees was primarily from strategic advisory services utilized during the current period and an increase in patent fees. The increase in stock based compensation was due to new stock option grants during the current period.

Interest Income, Net

Interest income, net was $2.5 million for the nine months ended September 30, 2025 as compared to $2.5 million for the same period of 2024. Our interest income is primarily from our short-term investment portfolios and money market accounts. The amount of interest income earned varies each period based on the balance of our accounts and interest rates.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, and December 31, 2024, we had working capital of $47.1 million and $81.6 million, respectively.

We have incurred net losses since our inception and have negative operating cash flows. As of September 30, 2025, we had $60.6 million in cash, cash equivalents and short-term investments and we believe we have sufficient cash to meet our funding requirements for at least the next 12 months following the issuance date of this Quarterly Report on Form 10-Q. Based on our current projections, we expect that our capital resources are sufficient to fund our operations into the first quarter of 2027.

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

Cash Flow Summary

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(31,956)	$(27,426)
Net cash provided by (used in) investing activities	(9,407)	9,217
Net cash provided by financing activities	28	9,592
Net change in cash and equivalents	$(41,335)	$(8,617)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025, was $32.0 million. Our primary use of cash was from our net loss of $38.6 million, adjusted for non-cash items of $4.4 million primarily related to stock-based compensation. The net change in our operating assets and liabilities decreased cash used in operations by $2.3 million.

Net cash used in operating activities for the nine months ended September 30, 2024, was $27.4 million. Our primary use of cash was from our net loss of $33.6 million, adjusted for non-cash items of $3.8 million primarily related to stock-based compensation. The net change in our operating assets and liabilities decreased cash used in operations by $2.4 million.

At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $9.4 million, primarily related to purchases in excess of maturities and sales of marketable securities.

Net cash provided by investing activities for the nine months ended September 30, 2024 was $9.2 million, primarily related to maturities and sales in excess of purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $28,000, from employee stock options exercises.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $9.6 million, from the sale of common stock and employee stock options exercises.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2024, except the following:

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the FDA and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

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

CARDIFF ONCOLOGY, INC.

November 6, 2025	By:	/s/ Mark Erlander
Mark Erlander
Chief Executive Officer

CARDIFF ONCOLOGY, INC.

November 6, 2025	By:	/s/ James Levine
James Levine
Chief Financial Officer