Form 10-K
period 2025-12-31
Cardiff Oncology, Inc.
filed 2026-02-24
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on a closing sale price of $3.15 per share, which was the last sale price of the common stock as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $205,395,570.

As of February 19, 2026, 68,364,979 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

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

Risks Related to Our Business

•
We are a clinical stage company and may never earn a profit.
•
We will need to raise substantial additional capital to develop and commercialize onvansertib, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development programs or collaboration efforts.
•
Our product candidate, onvansertib, is in the early-mid stages of clinical development and its commercial viability remains subject to current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidate, our business will be materially harmed.
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
•
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
•
Healthcare reform measures could adversely affect our business.
•
If we are unable to protect our intellectual property effectively, we may be unable to prevent third parties from using our technologies, which would impair our competitive advantage.
•
Certain rights that we in-license from third-parties are not within our control, and we may be negatively impacted if we lose those rights.
•
Our common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.
•
We may be subject to stockholder litigation, thereby diverting our resources, which could materially adversely affect our profitability and results of operations.

PART I

ITEM 1. BUSINESS

We are a clinical-stage biotechnology company leveraging PLK1 inhibition, a well-validated oncology drug target, to develop novel therapies across a range of cancers with the greatest unmet medical need. Our goal is to target tumor vulnerabilities with treatment combinations of onvansertib, our oral and highly selective PLK1 inhibitor, and standard-of-care ("SoC") therapeutics. We are focusing our clinical program in indications such as RAS-mutated metastatic colorectal cancer ("mCRC"), as well as in investigator-initiated trials in metastatic pancreatic ductal adenocarcinoma ("mPDAC"), small cell lung cancer ("SCLC"), metastatic triple negative breast cancer ("mTNBC") and Chronic Myelomonocytic Leukemia ("CMML"). Our clinical development programs incorporate tumor genomics and biomarker assays to refine patient selection and assessment of patient response to treatment.

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

There are several ongoing clinical trials of onvansertib in multiple indications: one trial (CRDF-004) in first-line treatment in patients with RAS-mutated mCRC, and investigator-initiated trials in first-line mPDAC, relapsed SCLC, unresectable locally advanced or metastatic TNBC and CMML.

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

Contingent upon the results of CRDF-004, we plan to initiate CRDF-005, a Phase 3, randomized trial with registrational intent. The FDA agreed at a Type C meeting in June 2023 that a seamless trial with an interim endpoint of ORR, with DoR, is acceptable to pursue accelerated approval, with PFS and lack of detriment on overall survival being the endpoints for full approval. The complete Phase 3 trial design will be finalized after discussion with the FDA upon sharing the full CRDF-004 trial results.

Data provided in the press release dated January 27, 2026 included updated data from the ongoing CRDF-004 Phase 2 randomized clinical trial in first-line RAS-mutated mCRC. The results as of the data cut-off date of January 22, 2026, are shown below.

Parameter	SoC[c] (FOLFIRI/bev+FOLFOX/bev) (n=37)	FOLFIRI/bev (n=19)	Onv 20 mg +FOLFIRI/bev (n=18)	Onv 30 mg +FOLFIRI/bev (n=18)
Objective Response Rate (per BICR)[a]
Confirmed Responders	16	8	8	13
Confirmed ORR (%)	43.2	42.1	44.4	72.2 p-value = 0.051[f] (vs SoC)
Progression Free Survival[b]
Median PFS (months, 95% CI)	10.97 (9.43-15.44)	10.97 (7.52-NR)	NR (7.49-NR)	NR (9.72-NR)
PFS HR (vs FOLFIRI/bev)			0.56 (0.18-1.73)[d]	0.38 (0.12-1.17)[d]
PFS HR (vs SoC)			0.57 (0.21-1.58)[e]	0.37 (0.13-1.02)[e] p-value = 0.048[g] (vs SoC)
PFS Rate at 6 months (95% CI)	88.8 (77.4-100)	79.5 (61.1-100)	88.1 (73.9-100)	94.1 (83.6-100)

Bev=bevacizumab; BICR=Blinded Independent Central Review; CI=confidence interval; HR=hazard ratio; NR=not reached; Onv=onvansertib; ORR=objective response rate; PFS=progression-free survival; SoC=standard of care.

aORR is confirmed responses

bProgressive disease events were based on combined BICR and Investigator assessments due to very small number of events in BICR assessment. The earliest reported date was used for a conservative estimate.

cSoC is the combination of the FOLFIRI/bev and FOLFOX/bev arms

dPFS HR is the comparison of the onvansertib arm to FOLFIRI/bev

ePFS HR is the comparison of the onvansertib arm to SoC

fFisher’s exact test

gLog-rank test

Onvansertib in combination with chemo/bevacizumab was well-tolerated and to date there have been no major or unexpected toxicities observed. The patients who remain on the CRDF-004 study are continuing to be monitored for efficacy as well as safety in the ongoing trial.

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

In June 2025, the investigator presented promising data from this trial at ASCO:

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

Phase 1 Investigator-Initiated Clinical Trial in CMML

This phase I trial is designed to evaluate the safety, effectiveness, and best dose of onvansertib for the treatment of patients with chronic myelomonocytic leukemia and Myelodysplastic syndrome/myeloproliferative neoplasm (MDS/MPN) overlap neoplasms that has come back (recurrent) or that does not respond to treatment (refractory).

Data presented at the American Society of Hematology (ASH) meeting on December 8, 2025, from this ongoing Phase 1 dose-escalation trial (N=9) showed that onvansertib monotherapy was generally well tolerated and demonstrated preliminary efficacy in approximately 40% of patients. One patient achieved an optimal marrow response at the 9 mg/m² dose and three patients achieved clinical benefit at 6 mg/m2 and 12 mg/m2. Dose expansion is currently open and recruiting at the 12 mg/m2 dose.

These findings, together with previously reported results from an investigator-sponsored trial in small cell lung cancer, support onvansertib’s single-agent activity across both hematologic and solid tumors.

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

Operating Segment and Geographic Information

We operate in one business segment, using one measurement of profitability to manage our business. We do not assess the performance of geographic regions on measures of revenue or comprehensive income (loss) or expense. In addition, all of our principal operations, assets and decision-making functions are located in the U.S. We do not produce reports for, or measure the performance of, geographic regions on any asset-based metrics. Therefore, geographic information is not presented for revenues or long-lived assets.

The Market

Metastatic Colorectal Cancer

Colorectal Cancer ("CRC") is a common cause of cancer death in the US. The American Cancer Society's estimates for the number of CRC diagnoses expected in the US in 2026 are 108,860 new cases of colon cancer and 49,990 new cases of rectal cancer, with an estimated 55,230 deaths predicted during 2026. Cancer‑specific mortality of CRC is predominantly due to metastatic disease. Despite significant progress in the treatment of mCRC, the majority of patients with mCRC succumb to the disease. RAS mutations in the CRC population are common, with greater than 50% of tumors from CRC patients harboring a RAS mutation (43% KRAS, 9% NRAS).

The efficacy of first-line therapy in terms of response and survival prolongation remains limited. Therefore, improving the treatment options and effectiveness of treatment is critical to changing the outcomes for the RAS-mutated patient population.

Additional Cancer Indications

We and certain investigators are currently conducting signal-finding clinical trials to explore the treatment opportunity for onvansertib in mPDAC, SCLC, TNBC and CMML.

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

Intellectual Property

We consider the protection of our proprietary technologies and products, as well as our ability to maintain patent protection that covers the composition of matter of our product candidates, their methods of use, and other related technologies and inventions, to be a critical element in the success of our business. As of December 31, 2025, our owned and licensed intellectual property included 51 issued patents and 65 pending patent applications in the U.S. and abroad. The pending patent applications include multiple international patent applications filed under the Patent Cooperation Treaty that may be used as the basis for multiple additional patent applications worldwide.

Our owned intellectual property includes twenty-five patent families relating to onvansertib. One of the patent families includes U.S. Patent Nos. 12,144,813 and 12,263,173 with an expected expiration date of no earlier than 2043. The claims of these patents cover the method of using onvansertib in combination with bevacizumab (bev) for the treatment of KRAS mutated metastatic colorectal cancer (mCRC) patients who have not previously been treated with bev. Additional families are directed to treating cancer using PLK1 inhibitors and determining efficacy of the treatment, treating benign prostatic hyperplasia using onvansertib, treating prostate cancer using PLK1 inhibitors, determining or predicting efficacies or responsiveness of PLK1 inhibitor treatments based on biomarkers, and treating cancers with combination therapies of PLK1 inhibitors (including combination therapies of PLK1 inhibitors with B-cell lymphoma 2 inhibitors, poly ADP ribose polymerase inhibitors, fibroblast growth factor receptor inhibitors, lysine-specific demethylase 1 inhibitors, irinotecan, MTDP inhibitors, anti-angiogenics, cell cycle inhibitors, phosphoinositide 3-kinase inhibitors, Akt (protein kinase B) inhibitors). Any patents issued in these families will expire between 2039 and 2045.

Our intellectual property includes two patent families licensed from MIT. On September 19, 2018, we entered into an Exclusive Patent License Agreement with MIT to a patent family directed to combination therapies including an antiandrogen or androgen antagonist and a polo-like kinase inhibitor (such as onvansertib) for the treatment of cancer. The license agreement as amended covers the rights to develop combination therapies, expanding potential indications for onvansertib. Under the agreement, we have exclusive rights to develop, make, use, and sell combination therapies that include a PLK inhibitor in combination with an anti-androgen or androgen antagonist, or in combination with a microtubule polymerization inhibitor, for the treatment of cancer. The exclusive license agreement is part of our strategy to explore the efficacy of onvansertib in combination with an anti-androgen drug or a microtubule polymerization inhibitor in cancers including prostate, breast, pancreatic, lung and gastrointestinal.

The family relating to the combination of a PLK inhibitor and an anti-androgen or androgen antagonistincludes U.S. Patent Nos. 9,566,280, 10,155,006, 10,772,898, and 12,115,171 which will expire in 2035. U.S. Patent No. 9,566,280 encompasses using abiraterone in combination with onvansertib to treat cancer. U.S. Patent Nos. 10,155,006, 10,772,898 and 12,115,171 broaden earlier issued U.S. Patent No. 9,566,280, by expanding the use of onvansertib to encompass combination therapies with any anti-androgen and androgen antagonist drug, such as Zytiga®, Xtandi® and Erleada® for the treatment of cancer, including metastatic and non-metastatic castrate-resistant prostate cancer.

Our intellectual property includes three patent families licensed from Nerviano Medical Sciences ("NMS" or "Nerviano"). We licensed onvansertib from NMS pursuant to a license agreement dated March 13, 2017 which grants us exclusive, worldwide rights under a portfolio of three patent families of U.S. and foreign patents covering three broad areas: (1) onvansertib (composition of matter), related compounds and processes for making compounds; pharmaceutical compositions and methods of treating diseases characterized by dysregulated protein kinase activity; (2) salts and pharmaceutical compositions of onvansertib; methods of treating mammals in need of PLK inhibition; and (3) synergistic combinations of onvansertib and one or more of a broad range of antineoplastic agents, and pharmaceutical compositions of those combinations. Patents of this licensed portfolio will expire between 2027 and 2030. U.S. patents of this licensed patent portfolio will expire in 2030, with patent term extension up to 2035.

On February 18, 2026, Nerviano sent us a written notice alleging that we are in material breach of the license agreement with respect to (i) alleged joint ownership of certain of our U.S. patents nos. 12.144.813 and 12.263.173 (the “Cardiff Patents”) and (ii) the filing of a joint invention continuation patent application. We are currently reviewing the notice and believe we have meritorious defenses to the allegations contained therein. The referenced Cardiff Patents are based on the results of our TROV-054 study with claims that cover the method of using onvansertib in combination with bevacizumab for the treatment of metastatic colorectal cancer patients who have not previously been treated with bevacizumab. We intend to vigorously defend our rights under the license agreement. If we are unable to cure or successfully dispute the alleged breach, Nerviano may have the right to terminate the license agreement, which would have a material adverse effect on our business, financial condition, and results of operations.

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

Competition

Onvansertib is not the first PLK inhibitor that has entered clinical development; however, we believe it currently is the only oral PLK1 inhibitor in active clinical development that delivers highly selective PLK1 inhibition. Onvansertib is also synergistic in combination with numerous chemotherapies and targeted therapeutics and may enhance and/or extend response to treatment across a number of solid tumor cancers. Over 400 patients have been dosed with onvansertib across multiple clinical programs and onvansertib was shown to be well-tolerated when dosed as a single agent or in combination with other therapies.

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

Our most advanced onvansertib program is in RAS-mutated metastatic colorectal cancer (mCRC). The competitive landscape in metastatic colorectal cancer (mCRC) includes approved and investigational therapies, including BMS’s KRAZATI® (adagrasib), which has received accelerated FDA approval for previously treated KRAS G12C-mutated locally advanced or mCRC, as well as ongoing clinical trials in mCRC sponsored by Amgen, Pfizer, BMS, and Summit Therapeutics evaluating targeted and immuno-oncology approaches focusing on KRAS G12C inhibitors, ID-1/VEGF and PD-L1/VEGF.

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

As of February 19, 2026, we had a total of 31 employees, 30 of whom were full-time. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

We are a clinical stage company and have incurred losses since our formation. As of December 31, 2025, we have an accumulated total deficit of approximately $430.0 million. For the fiscal years ended December 31, 2025 and 2024, we had a net loss attributable to common stockholders of approximately $45.9 million and $45.5 million, respectively. To date, we have experienced negative cash flow from development of our product candidate, onvansertib. We have generated limited revenue from operations, and we expect to incur substantial net losses for the foreseeable future as we seek to further develop and commercialize onvansertib. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue from onvansertib or attain profitability, we will not be able to sustain operations.

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

As of December 31, 2025, our cash, cash equivalents and short-term investments balance was approximately $58.3 million and our working capital was approximately $43.7 million. Due to our recurring losses from operations and the expectation that we will continue to incur losses in the future, we will be required to raise additional capital to complete the development and commercialization of our current product candidate. We have historically relied upon private and public sales of our equity, as well as debt financings to fund our operations. In order to raise additional capital, we may seek to sell additional equity and/or debt securities or obtain a credit facility or other loan, which we may not be able to do on favorable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of our product candidate, restrict our operations or obtain funds by entering into agreements on unfavorable terms. Failure to obtain additional capital at acceptable terms would result in a material and adverse impact on our operations.

Management has performed an analysis and concluded that there exists a substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing on terms acceptable to us, if at all.

Our financial statements as of December 31, 2025 have been prepared under a going concern basis. Management has performed an analysis and concluded that there exists a substantial doubt about our ability to continue as a going concern. Separately, our independent registered public accounting firm included in its opinion for the year ended December 31, 2025 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, obtain government grants or reduce expenditures. Our financial statements as of December 31, 2025 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement in the accompanying financial statement, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances.

Our product candidate, onvansertib, is in the early-mid stages of clinical development and its commercial viability remains subject to current and future preclinical studies, clinical trials, regulatory approvals and the risks generally inherent in the development of a pharmaceutical product candidate. If we are unable to successfully advance or develop our product candidate, our business will be materially harmed.

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

Furthermore, we have adopted an operating model that largely relies on the outsourcing of a number of responsibilities and key activities to third-party consultants, and contract research and manufacturing organizations in order to advance the development of our product candidate. Therefore, our success depends in part on our ability to retain highly qualified key management, personnel, and directors to develop, implement and execute our business strategy, operate the company and oversee the activities of our consultants and contractors, as well as academic and corporate advisors or consultants to assist us in this regard. We are currently highly dependent upon the efforts of our management team. In order to develop our product candidate, we need to retain or attract certain personnel, consultants or advisors with experience in drug development activities that include a number of disciplines, including research and development, clinical trials, medical matters, government regulation of pharmaceuticals, manufacturing, formulation and chemistry, business development, accounting, finance, regulatory affairs, human resources and information systems. We are highly dependent upon our senior management and scientific staff, particularly Mani Mohindru, our interim Chief Executive Officer (“CEO”). The loss of services of Dr. Mohindru or one or more of our other members of senior management could delay or prevent the successful completion of our planned clinical trials or the commercialization of our product candidate.

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

Dependence on Third-Party Consultants

We rely heavily on third-party consultants and advisors to support key aspects of our operations, including research and development, regulatory strategy, clinical trial management, manufacturing, quality assurance, and business development. These consultants are not our employees and may have commitments to other organizations, which could limit their availability to us. If we are unable to retain these consultants, replace them on commercially reasonable terms, or effectively manage their performance, our development programs, regulatory submissions, and overall business operations could be delayed or adversely affected. In addition, we have limited control over the timing, quality, and outcomes of the services provided by third-party consultants, and any failure by such consultants to perform in accordance with applicable regulatory standards or contractual obligations could expose us to reputational harm, increased costs, or regulatory enforcement actions.

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

On February 18, 2026, Nerviano sent us a written notice alleging that we are in material breach of the Nerviano Agreement with respect to (i) alleged joint ownership of certain of our patents and (ii) the filing of a joint invention continuation patent application. We are currently evaluating the notice and intend to respond within the applicable cure period set forth in the Nerviano Agreement. If we are unable to cure the alleged breach or successfully dispute the alleged breach within the applicable cure period, Nerviano may exercise its right to terminate the Nerviano Agreement. Any such termination would result in the loss of our license rights to onvansertib and any other intellectual property licensed thereunder, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We are a small company with 31 employees as of December 31, 2025. Future growth of our company will impose significant additional responsibilities on members of management, including the need to identify, attract, retain, motivate and integrate highly skilled personnel. We may increase the number of employees in the future depending on the progress of our development of our product candidate. Our future financial performance and our ability to commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively. To that end, we must be able to:

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

The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion. There have been several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. Additionally, in April 2025, an executive order was signed directing the Secretary of HHS to take appropriate steps to, among other things, modify certain provisions of the Medicare Drug Price Negotiation Program, develop and implement a payment model to reduce the price of high-cost prescription drugs and biological products covered by Medicare, accelerate approval of generic and biosimilar products, and facilitate the ability of states to import pharmaceuticals from other countries, and in May 2025, an executive order was signed, among other things, directing the Secretary of HHS to propose rules that impose “most-favored-nation” pricing and take other measures to reduce the cost of prescription drugs. It is currently unclear whether and to what extent these measures will be implemented and what impact any such implementation would have on our business. Further, there can be no assurance that the current administration or future administrations will not pursue different or additional measures, such as those intended to more closely align U.S. drug prices with international drug prices (often referred to as “reference” or “international price index” drug pricing). Future price controls or other changes in pricing regulation or negative publicity related to the pricing of pharmaceutical drugs could restrict the amount that we are able to charge for our product candidates, which could render our product candidates, if approved, commercially unviable and materially adversely affect our ability to raise additional capital on acceptable terms.

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

Uncertainties in the interpretation and application of existing, new and proposed tax laws and regulations could materially affect our tax obligations and effective tax rate.

The tax regimes to which we are subject or under which we operate are unsettled and may be subject to significant change. The issuance of additional guidance related to existing or future tax laws, or changes to tax laws or regulations proposed or implemented by the current or a future U.S. presidential administration, Congress, or taxing authorities in other jurisdictions, including jurisdictions outside of the United States, could materially affect our tax obligations and effective tax rate. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may adversely impact our business, financial condition, results of operations, and cash flows.

In July 2025, the OBBBA was signed into law, and it (along with other recent U.S. federal tax reform) has resulted in significant changes to the taxation of business entities including, among other changes, changes to the taxation of income derived from international operations, changes in the deduction and amortization of research and development expenditures, and limitations on the deductibility of business interest. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years.

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

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations over short periods of time. For example, during the year ended December 31, 2025, the closing price of our common stock ranged from a low of $1.95 to a high of $4.78. These fluctuations may be due to various factors, many of which are beyond our control, including:

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

Our Information Technology Lead is responsible for the strategic leadership and day-to-day management of our cybersecurity risk management program. This individual has been working in that role for more than 10 years for the company. We also engaged with third-party IT service providers, who specialize in the field of cybersecurity risk management, for targeted employee training and system risk assessments.

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

ITEM 3. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to the information set forth in "Note 9. Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Item 8 of this Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock has traded on The Nasdaq Capital Market under the symbol “CRDF” since May 8, 2020, and was previously traded as “TROV” from May 30, 2012 to May 7, 2020.

Number of Stockholders

As of February 19, 2026, we had approximately 57 stockholders of record of our common stock.

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

We are a clinical-stage biotechnology company leveraging PLK1 inhibition, a well-validated oncology drug target, to develop novel therapies across a range of cancers with the greatest unmet medical need. Our goal is to target tumor vulnerabilities with treatment combinations of onvansertib, our oral and highly selective PLK1 inhibitor, and standard-of-care ("SoC") therapeutics. We are focusing our clinical program in indications such as RAS-mutated metastatic colorectal cancer ("mCRC"), as well as in investigator-initiated trials in metastatic pancreatic ductal adenocarcinoma ("mPDAC"), small cell lung cancer ("SCLC"), metastatic triple negative breast cancer ("mTNBC") and Chronic Myelomonocytic Leukemia ("CMML"). Our clinical development programs incorporate tumor genomics and biomarker assays to refine patient selection and assessment of patient response to treatment. Our common stock is listed on the Nasdaq Capital Market under the ticker symbol "CRDF".

Our accumulated deficit through December 31, 2025 is $430.0 million. To date, we have generated minimal revenues, unrelated to onvansertib, and expect to incur additional losses to perform further research and development activities.

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

Recent Developments

Appointment of Interim Chief Executive Officer and Chief Accounting Officer

On January 27, 2026, we announced that Mani Mohindru, PhD, a member of Cardiff Oncology’s Board of Directors since 2021 and a seasoned biotech executive, has been appointed interim Chief Executive Officer, effective immediately. Mark Erlander, PhD, Chief Executive Officer, and James Levine, Chief Financial Officer, have stepped down from their respective roles.

As part of this transition, Brigitte Lindsay was promoted to the role of Chief Accounting Officer, ensuring continuity within the finance function.

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

Accrued Clinical Trial Expenses

We accrue and expense research and development expenditures as incurred, which include costs related to clinical trial activities. We accrue costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the Clinical Research Organizations ("CROs"), professional service providers, and other vendors providing clinical trial services (collectively, the “service providers”). We consider several elements including the key terms of the clinical trial agreements, budgets, contract amendments, and the progress of clinical trials toward completion (which includes consideration of patient enrollment) in estimating the clinical trial accrual. We accrue costs based on estimated work completed in accordance with agreements established with our service providers. We determine the estimated costs through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trial activities.

Results of Operations

Years Ended December 31, 2025 and 2024

Revenues

Total revenues were $0.6 million for the year ended December 31, 2025, as compared to $0.7 million for the same period in 2024. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024	Increase (Decrease)
Salaries and staff costs	$7,131	$6,903	$228
Stock-based compensation	2,376	1,660	716
Clinical trials, outside services, and lab supplies	23,954	26,472	(2,518)
Facilities and other	1,868	1,817	51
Total research and development	$35,329	$36,852	$(1,523)

Research and development expenses decreased by $1.5 million for the year ended December 31, 2025, compared to the same period in 2024. The overall decrease in expenses was primarily due to a reduction in clinical trial expenses and a decrease in preclinical activities. The increase in stock based compensation was due to new stock option grants during the current period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Year Ended December 31,
(in thousands)	2025	2024	Increase (Decrease)
Salaries and staff costs	$3,973	$3,286	$687
Stock-based compensation	3,317	3,100	217
Outside services and professional fees	5,262	4,369	893
Facilities and other	1,672	1,727	(55)
Total selling, general and administrative	$14,224	$12,482	$1,742

Selling, general and administrative expenses increased by $1.7 million for the year ended December 31, 2025, compared to the same period in 2024. The overall increase in expenses was primarily within professional fees and was primarily from strategic advisory services utilized during the current period and an increase in patent fees. Salaries and staff costs increased due to employee severance agreements which were expensed during the current period.

Interest Income

Interest income was $3.1 million for the year ended December 31, 2025 as compared to $3.3 million for the same period of 2024. Our interest income is primarily from our short-term investment portfolios and money market accounts. The amount of interest income earned varies each period based on the balance of our accounts and interest rates.

Liquidity and Capital Resources

As of December 31, 2025, and December 31, 2024, we had working capital of $43.7 million and $81.6 million, respectively.

We have incurred net losses since our inception and have negative operating cash flows. As of December 31, 2025, we had $58.3 million in cash, cash equivalents and short-term investments. Based on our current projections, we expect that our capital resources are sufficient to fund our operations into the first quarter of 2027, which is not sufficient to meet our funding requirements for at least the next 12 months following the issuance of our financial statements. Management has performed an analysis and concluded that there exists a substantial doubt about the Company's ability to continue as a going concern, see Note 1 Business Overview and Liquidity to the financial statements for additional details.

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

Cash Flow Summary

	Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(37,923)	$(37,693)
Net cash provided by investing activities	1,342	13,728
Net cash provided by financing activities	2,581	53,780
Net change in cash and cash equivalents	$(34,000)	$29,815

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025, was $37.9 million. Our primary use of cash was from our net loss of $45.9 million, adjusted for non-cash items of $5.7 million primarily related to stock-based compensation. The net change in our operating assets and liabilities decreased cash used in operations by $2.2 million.

Net cash used in operating activities for the year ended December 31, 2024, was $37.7 million. Our primary use of cash was from our net loss of $45.4 million, adjusted for non-cash items of $5.1 million primarily related to stock-based compensation. The net change in our operating assets and liabilities decreased cash used in operations by $2.6 million.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025, was $1.3 million, primarily related to maturities and sales in excess of purchases of marketable securities.

Net cash provided by investing activities for the year ended December 31, 2024, was $13.7 million, primarily related to maturities and sales in excess of purchases of marketable securities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025, was $2.6 million, from the exercise of warrants and employee stock options exercises.

Net cash provided by financing activities for the year ended December 31, 2024, was $53.8 million from the net proceeds from the sale of common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this report beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

As of December 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information contained in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2026 (the “2026 Proxy Statement”), under the heading “Election of Directors.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement under the heading “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement under the headings “Family Relationships and other Arrangements.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information contained in the 2026 Proxy Statement under the heading “Proposal 2: Ratification of the Appointment of Our Independent Registered Public Accounting Firm for Fiscal Year Ending December 31, 2026.”

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

3.3	Amended and Restated By-Laws of Cardiff Oncology, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K on January 6, 2025).

3.4	Certificate of Amendment of Amended and Restated Certificate of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 1, 2018).

3.5	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 12, 2018).

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 29, 2019).

3.7	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 31, 2019).

3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on February 20, 2019).

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Trovagene, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on May 6, 2020).

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 13, 2020).

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).

4.1	Form of Common Stock Certificate of Trovagene, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12G filed on November 25, 2011).

4.2+	Trovagene, Inc. 2014 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on July 23, 2014).

4.3	Form of Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 26, 2016).

4.4	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.16 to Form 10-K filed on February 27, 2020).

4.5+	Cardiff Oncology, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2021).

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

10.12+	Employment Agreement, dated July 12, 2021 by and between James Levine and Cardiff Oncology, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 12,2021).

10.13+	Employment Agreement, dated January 30, 2023 by and between Dr. Fairooz Kabbinavar and Cardiff Oncology, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 2,2023).

10.14@	Development Agreement between Cardiff Oncology, Inc. and Pfizer, Inc. dated June 30, 2023 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 9, 2023).

10.15	Form of Ninth Amendment to Standard Industrial Net Lease dated July 28, 2021 between Cardiff Oncology, Inc. and BMR-Coast 9 LP

19.1*	Cardiff Oncology, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Form 10-K filed on February 27, 2025)

23.1	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney (included on signature page hereto).

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Cardiff Oncology, Inc. Clawback Policy (incorporated by reference to Exhibit 97 to Form 10-K filed on February 29, 2024).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

CARDIFF ONCOLOGY, INC.

/s/ Mani Mohindru
February 24, 2026	Interim Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mani Mohindru as her attorney-in-fact, with full power of substitution and resubstitution, for her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mani Mohindru	Interim Chief Executive Officer	February 24, 2026
Mani Mohindru	(Principal Executive Officer)

/s/ Brigitte Lindsay	Chief Accounting Officer	February 24, 2026
Brigitte Lindsay	(Principal Financial and Accounting Officer)

/s/ Rodney S. Markin	Chairman of the Board and Director	February 24, 2026
Rodney S. Markin

/s/ James O. Armitage	Director	February 24, 2026
James O. Armitage

/s/ Mark Erlander	Director	February 24, 2026
Mark Erlander

/s/ Gary W. Pace	Director	February 24, 2026
Gary W. Pace

/s/ Renee Tannenbaum	Director	February 24, 2026
Renee Tannenbaum

/s/ Lâle White	Director	February 24, 2026
Lâle White

CARDIFF ONCOLOGY, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Cardiff Oncology, Inc.

San Diego, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cardiff Oncology, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has negative operating cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Accrued Clinical Trial Expenses

As disclosed in Note 2 to the financial statements, the Company expenses research and development expenditures as incurred, which include costs relating to clinical trial activities. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the service providers. As of December 31, 2025, the Company recorded $3.8 million in clinical trial accruals.

We identified the estimation of accrued clinical trial expenses as a critical audit matter. The Company considered several elements when estimating the accrued costs for clinical trial activities, including the key terms of the clinical trial agreements, budgets, contract amendments, and the progress of clinical trials towards completion (which included consideration of patient enrollment). Auditing these elements involved especially challenging auditor judgment due to the nature of the audit evidence available to address these matters.

The primary procedures we performed to address the critical audit matter included:

•
Testing management’s estimation of accrued clinical trial expenses by inspecting certain clinical trial agreements, budgets, and contract amendments; evaluating the Company’s assessment of progress of clinical trials (including consideration of patient enrollment); confirming certain amounts invoiced and amounts paid directly with a service provider; and testing a sample of clinical trial expenses incurred.
•
Testing the completeness of the Company’s accrued clinical trial expenses by inspecting board of directors’ minutes to identify clinical trials; evaluating publicly available information (such as press releases, investor presentations and public databases that track clinical trials); and inquiring of clinical staff to gain an understanding of the progress of a certain on-going clinical trial.
•
Selecting subsequent payments for testing to evaluate the completeness of clinical trial accruals at the end of the year.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2007.

San Diego, California

February 24, 2026

Cardiff Oncology, Inc.

Balance Sheets

(in thousands, except par value)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$17,470	$51,470
Short-term investments	40,834	40,276
Accounts receivable and unbilled receivable	182	773
Prepaid expenses and other current assets	1,642	2,535
Total current assets	60,128	95,054
Property and equipment, net	578	898
Operating lease right-of-use assets	629	1,169
Other assets	549	69
Total Assets	$61,884	$97,190

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,087	$4,821
Accrued liabilities	7,577	7,897
Operating lease liabilities	730	710
Total current liabilities	16,394	13,428
Operating lease liabilities, net of current portion	102	813
Total Liabilities	16,496	14,241

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized; 277 designated as Series A Convertible Preferred Stock; 61 shares outstanding at December 31, 2025 and December 31, 2024 with liquidation preference of $1,117 and $1,092 at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 68,305 and 66,524 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	7	7
Additional paid-in capital	475,361	467,087
Accumulated other comprehensive gain	50	34
Accumulated deficit	(430,030)	(384,179)
Total stockholders’ equity	45,388	82,949
Total liabilities and stockholders’ equity	$61,884	$97,190

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.

Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
Royalty revenues	$593	$683
Costs and expenses:
Research and development	35,329	36,852
Selling, general and administrative	14,224	12,482
Total operating expenses	49,553	49,334

Loss from operations	(48,960)	(48,651)

Other income (expense), net:
Interest income	3,104	3,259
Other income (expense), net	5	(39)
Total other income (expense), net	3,109	3,220

Net loss	(45,851)	(45,431)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(25)	(24)

Net loss attributable to common stockholders	$(45,876)	$(45,455)

Net loss per common share — basic and diluted	$(0.69)	$(0.95)

Weighted-average shares outstanding — basic and diluted	66,841	47,650

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.

Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(45,851)	$(45,431)
Other comprehensive loss:
Unrealized gain on securities available- for-sale	16	101
Total comprehensive loss	(45,835)	(45,330)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(25)	(24)

Comprehensive loss attributable to common stockholders	$(45,860)	$(45,354)

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.

Statements of Stockholders’ Equity

(in thousands)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2023	61	$—	44,677	$4	$409,343	$(67)	$(339,541)	$69,739
Modified-retrospective adoption of ASU 2020-06(1)	—	—	—	—	(793)	—	793	—
Issuance of common stock, net of expenses(2)	—	—	21,708	3	53,404	—	—	53,407
Stock-based compensation	—	—	—	—	4,760	—	—	4,760
Issuance of common stock upon exercise of stock options	—	—	139	—	373	—	—	373
Other comprehensive gain	—	—	—	—	—	101	—	101
Net loss	—	—	—	—	—	—	(45,431)	(45,431)
Balance, December 31, 2024	61	—	66,524	7	467,087	34	(384,179)	82,949
Stock-based compensation	—	—	—	—	5,693	—	—	5,693
Issuance of common stock upon exercise of warrants(3)	—	—	945	—	2,088	—	—	2,088
Issuance of common stock upon cashless exercise of warrants	—	—	553	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	283	—	493	—	—	493
Other comprehensive gain	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	(45,851)	(45,851)
Balance, December 31, 2025	61	$—	68,305	$7	$475,361	$50	$(430,030)	$45,388
(1)
See Note 2.
(2)
Net of expenses of $3.3 million.
(3)
Net of expenses of $0.2 million.

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Operating activities
Net loss	$(45,851)	$(45,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	364	404
Stock-based compensation expense	5,693	4,760
Amortization of right-of-use assets	540	539
Accretion of discounts on short-term investments, net	(848)	(598)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	591	(484)
Prepaid expenses and other current assets	557	(452)
Other assets	(480)	1,210
Accounts payable and accrued liabilities	2,202	2,985
Operating lease liabilities	(691)	(626)
Net cash used in operating activities	(37,923)	(37,693)

Investing activities
Capital expenditures	(44)	(80)
Maturities of short-term investments	71,111	27,106
Purchases of short-term investments	(71,860)	(23,563)
Sales of short-term investments	2,135	10,265
Net cash provided by investing activities	1,342	13,728

Financing activities
Proceeds from sales of common stock, net of expenses of $0 and $3,286, respectively	—	53,407
Proceeds from exercise of warrants, net of expense of $169 and $0, respectively	2,088	—
Proceeds from exercise of options	493	373
Net cash provided by financing activities	2,581	53,780
Net change in cash and cash equivalents	(34,000)	29,815
Cash and cash equivalents—Beginning of year	51,470	21,655
Cash and cash equivalents—End of year	$17,470	$51,470

Supplementary disclosure of cash flow activity:
Supplemental disclosure of non-cash investing activities:
Cash paid for taxes	$1	$1
Purchases of unsettled short-term investments included in accrued liabilities	$744	$—

The accompanying notes are an integral part of these financial statements.

Cardiff Oncology, Inc.

Notes to Financial Statements

1. Business Overview and Liquidity

Business Organization and Overview

Cardiff Oncology, Inc. (the “Company”) headquartered in San Diego, California, is a clinical-stage biotechnology company leveraging Polo-like Kinase 1 (“PLK1”) inhibition, to develop novel therapies across a range of cancers. The Company’s lead asset is onvansertib, a PLK1 inhibitor that is being evaluated in combination with standard-of-care ("SoC") therapeutics in clinical programs targeting indications such as RAS-mutated metastatic colorectal cancer (“mCRC”), as well as investigator-initiated trials in metastatic pancreatic ductal adenocarcinoma (“mPDAC”), small cell lung cancer (“SCLC”), metastatic triple negative breast cancer (“mTNBC”), and Chronic Myelomonocytic Leukemia ("CMML"). These programs and the Company’s broader development strategy are designed to target tumor vulnerabilities in order to overcome treatment resistance and deliver superior clinical benefit compared to SoC alone. The Company's common stock is listed on the Nasdaq Capital Market under the ticker symbol "CRDF".

Going Concern Uncertainty

The Company has incurred net losses since its inception and has negative operating cash flows. As of December 31, 2025, the Company had $58.3 million in cash, cash equivalents and short-term investments, which is not sufficient to meet its funding requirements for at least the next 12 months following the issuance date of these financial statements. Management has performed an analysis and concluded that there exists a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is dependent upon its ability to obtain additional equity or debt financing, obtain government grants or reduce expenditures. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company can raise additional funds by issuing equity securities, the Company’s stockholders may experience additional dilution.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

All financial information required for segment reporting that is provided to the chief operating decision-maker is contained within the financial statements and notes to financial statements, with the exception of the disaggregated amounts contained in the table below:

	Year Ended December 31,
(in thousands)	2025	2024
Research and development:
Salaries and staff costs	$7,131	$6,903
Stock-based compensation	2,376	1,660
Clinical trials, outside services, and lab supplies	23,954	26,472
Facilities and other	1,868	1,817
Total research and development	$35,329	$36,852
Selling, general and administrative:
Salaries and staff costs	$3,973	$3,286
Stock-based compensation	3,317	3,100
Outside services and professional fees	5,262	4,369
Facilities and other	1,672	1,727
Total selling, general and administrative	$14,224	$12,482

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

Accrued Clinical Trial Expenses

The Company expenses research and development expenditures as incurred, which include costs related to clinical trial activities. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the Clinical Research Organizations ("CROs"), investigators, professional service providers, and other vendors providing clinical trial services (collectively, the “service providers”). The Company considers several elements including the key terms of the clinical trial agreements, budgets, contract amendments, and the progress of clinical trials toward completion (which includes consideration of patient enrollment) in estimating the clinical trial accrual. As of December 31, 2025 and 2024, the Company’s clinical trial accrual balance of $3.8 million and $4.4 million, respectively, is included in accrued liabilities. The Company’s related clinical trial expenses are included in research and development expense.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments as follows:

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

Stock-Based Compensation

Stock-based compensation expense is measured at the grant date based on the estimated fair value of the award and is recognized straight-line over the requisite service period of the individual grants, which typically equals the vesting period. The Company estimates forfeitures based on its historical experience.

Fair Value of Financial Instruments

Financial instruments consist of cash equivalents, investments, accounts receivable, and accounts payable. The Company applies ASC 820 for financial assets and liabilities that are required to be measured at fair value and non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature as they reflect current market interest rates.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. None of the Company’s operating leases provide an implicit rate, therefore the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow on a collateralized and fully amortizing basis over a similar term an amount equal to the lease payments in a similar economic environment. The operating lease ROU asset also includes any lease payments made less lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Our facilities lease agreement contains lease and non-lease components, such as common area maintenance. The Company elected to account for these lease and non-lease components of this agreement as a single lease component.

Leases with an initial term of 12 months or less are not recorded on the Company's balance sheets. These short-term leases are expensed on a straight-line basis over the lease term.

Income Taxes

Income taxes are determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. Deferred taxes result from differences between the financial statement and tax bases of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense.

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

Upfront and milestone payments to acquire contractual rights to licensed technology are expensed when incurred if there is uncertainty in the Company receiving future economic benefit from the acquired contractual rights. Certain contractual rights may require the Company to make additional milestone payments based on development and commercial milestones, and royalties based on sales volume. See Note 9 - Commitments and Contingencies, for further details.

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

	December 31,
	2025	2024
Options to purchase Common Stock	10,757,293	8,334,765
Warrants to purchase Common Stock	432	2,807,353
Series A Convertible Preferred Stock	877	877
	10,758,602	11,142,995

Recently Adopted Accounting Pronouncement

In August 2020, the Financial Accounting Standards Board ("the FASB") issued ASU No. 2020-06 ("ASU 2020-06"), Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This update was effective for the Company on January 1, 2024. The amendment is to be adopted through either a fully retrospective or modified retrospective method of transition. The Company adopted this standard as of January 1, 2024 using the modified-retrospective method. As a result of the adoption, the Company reversed the accretion of preferred stock dividends originally recorded in 2005 related to the Series A Convertible Preferred Stock of $793,000.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024 and for private businesses for annual periods beginning after December 15, 2025, with early adoption permitted. The Company has adopted this standard as of January 1, 2025 using the retrospective method for the comparative period with additional disclosure contained in Note 8 Income Taxes.

Recent Accounting Pronouncement Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, to enhance the transparency of certain expense disclosures. The update requires disclosure of specific expense categories in the notes to the financial statements at interim and annual reporting periods. The update requires disaggregated information about certain prescribed expense categories underlying any relevant income statement expense caption. The amendments in this update are effective for public entities for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The amendments may be adopted either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its financial statement disclosures.

3. Supplementary Balance Sheet Information

Short-term investments available-for-sale securities consist of the following:

	As of December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$143	$—	$—	$143
Corporate debt securities	23,699	18	(2)	23,715
Commercial paper	413	—	—	413
U.S. government agencies	2,872	4	—	2,876
U.S. treasury securities	4,798	2	—	4,800
Total maturity less than 1 year	31,925	24	(2)	31,947
Maturity 1 to 2 years:
Corporate debt securities	4,940	15	(1)	4,954
U.S. treasury securities	3,919	14	—	3,933
Total maturity 1 to 2 years	8,859	29	(1)	8,887

Total short-term investments	$40,784	$53	$(3)	$40,834

	As of December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Corporate debt securities	$17,192	$27	$(1)	$17,218
Commercial paper	312	1	—	313
U.S. treasury securities	16,475	3	(4)	16,474
Total maturity less than 1 year	33,979	31	(5)	34,005
Maturity 1 to 2 years:
Corporate debt securities	6,263	11	(3)	6,271
Total maturity 1 to 2 years	6,263	11	(3)	6,271

Total short-term investments	$40,242	$42	$(8)	$40,276

For the years ended December 31, 2025 and 2024, the net realized loss recorded within the Company's statements of operations from the sale of short-term investments were $0 and $34,000, respectively. The amount of gains and losses reclassified out of other comprehensive loss for the period related to the sales of short-term investments was not material for the years ended December 31, 2025 and 2024.

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, the Company assessed at the individual security level various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses in available for sale debt securities at December 31, 2025, were substantially due to changes in interest rates, not due to increased credit risks associated with specific securities. Accordingly, the Company has not recorded an allowance for credit losses. It is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

There were no unrealized loss positions greater than one year as of December 31, 2025 and 2024.

Accrued Interest from Short-term Investments

Accrued interest from short-term investments contained within prepaid expenses and other current assets as of December 31, 2025 and 2024, was $0.3 million and $0.4 million, respectively.

Property and Equipment

Fixed assets consist of furniture and office equipment, leasehold improvements and laboratory equipment. Depreciation expense for property and equipment for the years ended December 31, 2025 and 2024 was $0.4 million and $0.4 million, respectively. Property and equipment consisted of the following:

(in thousands)	As of December 31, 2025	As of December 31, 2024
Furniture and office equipment	$1,051	$1,053
Leasehold improvements	2,568	2,568
Laboratory equipment	1,426	1,414
Property and equipment, gross	5,045	5,035
Less—accumulated depreciation	(4,467)	(4,137)
Property and equipment, net	$578	$898

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	As of December 31, 2025	As of December 31, 2024
Clinical trials	$3,805	$4,443
Accrued compensation	2,430	2,746
Unsettled investments payable	744	—
Research agreements and services	311	478
Other accrued liabilities	287	230
Total accrued liabilities	$7,577	$7,897

4. Leases

As a lessee, the Company’s current lease includes its master facility lease which is considered an operating lease.

Master Facility Lease

The Company currently leases office and lab space in San Diego that expires on February 28, 2027. The lease currently requires monthly payments of approximately $67,000 per month with 3% annual escalation.

The components of lease expense were as follows:

(in thousands)	Year Ended December 31,
	2025	2024
Operating lease cost	$620	$667

Supplemental balance sheet information related to leases was as follows:

(in thousands)	As of December 31,2025	As of December 31,2024
Operating lease ROU assets	$629	$1,169
Current operating lease liabilities	$730	$710
Non-current operating lease liabilities	102	813
Total operating lease liabilities	$832	$1,523
Weighted-average remaining lease term–operating leases	1.2 years	2.2 years
Weighted-average discount rate–operating leases	7%	7%

Supplemental cash flow and other information related to leases was as follows:

(in thousands)	For the Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Cash paid included in operating cash flows	$777	$756

Total remaining annual commitments under non-cancelable operating lease agreements as of December 31, 2025, are summarized are as follows:

(in thousands)
Year Ending December 31,	Operating Leases
2026	$730
2027	136
Total future minimum lease payments	866
Less imputed interest	(34)
Total	$832

5. Stockholders’ Equity

Warrants

A summary of warrant activity and changes in warrants outstanding is presented below:

	Number of Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2023	2,807,948	$2.45	1.9 years
Expired	(595)	$252.72
Balance outstanding, December 31, 2024	2,807,353	$2.40	0.9 years
Exercised	(2,656,239)	$2.32
Expired	(150,682)	$2.78
Balance outstanding, December 31, 2025	432	$348.48	0.6 years

During the year ended December 31, 2025, warrant holders cashless exercised 1,711,668 warrants, resulting in the issuance of 553,318 shares of common stock.

Series A Convertible Preferred Stock

The material terms of the Series A Convertible Preferred Stock consist of:

1) Dividends. Holders of the Company’s Series A Convertible Preferred Stock are entitled to receive cumulative dividends at the rate per share of 4% per annum, payable quarterly on March 31, June 30, September 30 and December 31, beginning with September 30, 2005. Dividends are payable, at the Company’s sole election, in cash or shares of common stock. As of December 31, 2025 and 2024, the Company had $511,000 and $486,000, respectively in cumulative unpaid preferred stock dividends, included in the liquidation preference of the Series A Convertible Preferred Stock, and $25,000 and $24,000 of cumulative dividends were added to the liquidation preference of the Series A Convertible Preferred Stock during the years ended December 31, 2025 and 2024, respectively.

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

The components of the liquidation preference for the Series A Convertible Preferred Stock were as follows:

	As of December 31,
(in thousands)	2025	2024
Stated Value per share liquidation	$606	$606
Cumulative unpaid preferred stock dividends	511	486
Liquidation preference - Series A Convertible Preferred Stock	$1,117	$1,092

Sale of Common Stock

The shares of common stock sold by the Company during the year ended December 31, 2024, were pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333‑264148), which was declared effective by the Securities and Exchange Commission on April 25, 2022.

During the year ended December 31, 2024, the Company received net proceeds of $16.0 million from the sale of 6.3 million shares of its common stock under the Sales Agreement with Jefferies LLC, and the Company received net proceeds of $37.4 million from the sale of 15.4 million shares of its common stock from an underwritten registered direct offering.

6. Stock-Based Compensation

2021 Equity Incentive Plan

In June 2021, the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). As of December 31, 2025, the number of authorized shares in the 2021 Plan is equal to the sum of (i) 12,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the 2014 Plan; and (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. As of December 31, 2025, there were 4,928,228 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Inducement Grants

The Company issues equity awards to certain new employees as inducement grants outside of its 2021 Plan. As of December 31, 2025, an aggregate of 1,590,288 shares were issuable upon the exercise of inducement grant stock options approved by the Company.

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

Stock-based compensation has been recognized in operating results as follows:

(in thousands)	Years ended December 31,
	2025	2024
Research and development expenses	$2,376	$1,660
Selling, general and administrative expenses	3,317	3,100
Total stock-based compensation	$5,693	$4,760

Stock Options

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following assumptions during the years indicated below:

	Years ended December 31,
	2025	2024
Risk-free interest rate (range)	3.89% - 4.11%	4.04% - 4.27%
Dividend yield	0%	0%
Expected volatility (range)	104% - 106%	103% - 107%
Expected term (in years)	6.2	5.8

Risk-free interest rate — Based on the daily yield curve rates for U.S. Treasury obligations with maturities that correspond to the expected term of the Company’s stock options.

Dividend yield — The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.

Expected volatility — Based on the historical volatility of the Company’s common stock.

Expected term — The expected term for options granted after January 1, 2023 is estimated based on the Company's historical employee data.

Forfeitures — The Company estimates forfeitures based on its historical experience.

The weighted-average fair value per share of all options granted during the years ended December 31, 2025 and 2024, estimated as of the grant date using the Black-Scholes option valuation model, was $2.99 and $2.79 per share, respectively.

The unrecognized compensation cost related to non-vested stock options outstanding at December 31, 2025 was $9.8 million. The weighted-average remaining amortization period at December 31, 2025 for non-vested stock options was 2.7 years.

The total fair value of shares vested during the years ended December 31, 2025 and 2024 was $5.1 million and $4.6 million, respectively.

A summary of stock option activity and of changes in stock options outstanding is presented below:

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Life
Balance outstanding, December 31, 2024	8,334,765	$3.88	$11,668,989	7.5 years
Granted	3,368,632	$3.59
Exercised	(283,065)	$1.74	$158,343
Forfeited	(589,583)	$2.97
Expired	(73,456)	$8.29
Balance Outstanding, December 31, 2025	10,757,293	$3.87	$2,678,115	7.1 years
Vested and exercisable, December 31, 2025	6,272,094	$4.22	$2,143,080	5.9 years
Vested and expected to vest, December 31, 2025	10,542,439	$3.88	$2,641,323	7.1 years

7. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2025 and 2024:

	Fair Value Measurements at December 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$17,169	$—	$—	$17,169
Total included in cash and cash equivalents	17,169	—	—	17,169

Available for sale investments:
Certificate of deposit	—	143	—	143
Corporate debt securities	—	28,669	—	28,669
Commercial paper	—	413	—	413
U.S. government agencies	—	2,876	—	2,876
U.S. treasury securities	8,733	—	—	8,733
Total available for sale investments	8,733	32,101	—	40,834

Total assets measured at fair value on a recurring basis	$25,902	$32,101	$—	$58,003

	Fair Value Measurements at December 31, 2024
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$50,499	$—	$—	$50,499
U.S. treasury securities	393	—	—	393
Total included in cash and cash equivalents	50,892	—	—	50,892

Available for sale investments:
Corporate debt securities	—	23,489	—	23,489
Commercial paper	—	313	—	313
U.S. treasury securities	16,474	—	—	16,474
Total available for sale investments	16,474	23,802	—	40,276

Total assets measured at fair value on a recurring basis	$67,366	$23,802	$—	$91,168

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the years ended December 31, 2025 and 2024.

8. Income Taxes

The Company's loss before income taxes is as follows:

(in thousands)	Years ended December 31,
	2025	2024
U.S. Domestic	$(45,851)	$(45,431)
Loss before income taxes	$(45,851)	$(45,431)

The provision for income tax (benefit) expense consists of the following:

	Years ended December 31,
(in thousands)	2025	2024
Current:
Federal	$—	$—
State	—	—
Total current income tax (benefit) expense	—	—
Deferred:
Federal	(8,615)	(8,697)
State	(213)	(566)
Total deferred income tax (benefit) expense	(8,828)	(9,263)
Valuation allowance	8,828	9,263
Total income tax (benefit) expense	$—	$—

Significant components of the Company’s taxes and the rates are shown below:

	Years ended December 31,
(in thousands, except percentages)	2025		2024
US federal statutory rate	$(9,628)	21.0%	$(9,540)	21.0%
State and local taxes net of federal income tax effect(1)	(408)	0.9%	1	—%
Tax Credits:
Research and development credits	(591)	1.3%	(642)	1.4%
Change in valuation allowance	8,615	(18.8)%	8,816	(19.4)%
Nontaxable or Nondeductible Items:
Officers' compensation	348	(0.7)%	588	(1.3)%
Stock-based compensation	432	(1.0)%	488	(1.1)%
Other	5	—%	5	—%
Other adjustments	400	(0.9)%	284	(0.6)%
Change in unrecognized tax benefits	827	(1.8)%	—	—%
Effective income tax rate	$—	—%	$—	—%

(1) Income tax rate associated with the state of California.

Significant components of the Company’s deferred tax assets and liabilities from federal and state income taxes are shown below:

	Years ended December 31,
(in thousands)	2025	2024
Deferred tax assets:
Tax loss carryforwards	$31,977	$27,374
Research and development credits and other tax credits	4,685	4,556
Stock-based compensation	1,645	1,252
Capitalized research and development	17,597	14,209
Operating lease liabilities	180	327
Other	1,314	967
Total deferred tax assets	57,398	48,685
Deferred tax liabilities:
Operating lease right-of-use assets	(136)	(251)
Total deferred tax liabilities	(136)	(251)
Net deferred tax assets before valuation allowance	57,262	48,434
Valuation allowance	(57,262)	(48,434)
Net deferred tax asset	$—	$—

A summary of changes to the Company's valuation allowance is presented below:

	Years ended December 31,
(in thousands)	2025	2024
Deferred Tax Assets - Valuation Allowance
Balance at beginning of year	$48,434	$39,171
Federal increase/(decrease) charge to expenses	8,615	8,816
State increase/(decrease) charge to expenses	213	447
Balance at end of year	$57,262	$48,434

At December 31, 2025, the Company had federal net operating loss carryforwards (“NOLs”) of approximately $2.0 million which, if not used, will continue to expire through 2037, and federal net operating loss carryforwards of approximately $141.7 million, which do not expire. The Company also has California NOLs of approximately $26.0 million which, if not used, will begin to expire in 2029. The Company also has research and development tax credits available for federal and California purposes of approximately $2.8 million and $3.4 million, respectively. The federal research and development tax credits will begin to expire in 2026. The California research and development tax credits do not expire.

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

The Company is subject to taxation in the U.S. and California. Due to net operating losses, all tax years since inception remain open to examination.

The Company's gross unrecognized tax benefits are as follows:

	Years ended December 31,
(in thousands)	2025	2024
Unrecognized tax benefits
Beginning balance	$—	$—
Increases related to prior year tax positions	777	—
Increases related to current year tax positions	158	—
Balance at end of year	$935	$—

As of December 31, 2025, the Company has gross unrecognized tax benefits of $0.9 million, none of which would affect the effective tax rate due to a full valuation allowance. The Company has no accrual for interest or penalties on its balance sheet at December 31, 2025 and has not recognized interest and/or penalties in its statement of operations for the year ended December 31, 2025.

The amounts of cash taxes paid are as follows:

(in thousands)	Years ended December 31,
	2025	2024
Current:
Federal	$—	$—
State:
California	1	1
Cash paid for income taxes	$1	$1

During the years ended December 31, 2025 and 2024, the only jurisdiction with cash taxes paid that equaled or exceeded 5% of total income taxes paid was California.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The new tax law contains several key provisions affecting corporations including but are not limited to expensing of domestic specified research or experimental expenditures and one hundred percent bonus depreciation on eligible property after January 19, 2025. In accordance with Accounting Standards Codification (ASC) 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring the estimated U.S. deferred tax assets and liabilities. Because of a full valuation allowance, there is no effect to deferred tax assets and liabilities for year end December 31, 2025. The Company will continue to apply OBBBA tax law changes as required or elected in future years.

9. Commitments and Contingencies

Executive Agreements

Certain executive agreements provide for severance payments in case of terminations without cause or certain change of control scenarios.

Research and Development and Clinical Trial Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which the Company refers to as onvansertib. Terms of the agreement also provide for the Company to pay development milestones up to an aggregate of $15 million, commercial milestones, and royalties based on sales volume ranging from mid-single digits to low double digits. These potential development milestones include: (a) dosing of the first subject in the first Phase III Clinical Trial for the first Product, a registration enabling Phase II Clinical Trial, or after completion of a Phase II Clinical Trial that is used as the basis for an NDA submission; and (b) upon filing of the first NDA or equivalent for the first product candidate. During the years ended December 31, 2025 and 2024, no milestone or royalty payments were made.

The Company is a party of various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. The Company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due. These royalty payments are calculated as a percent of revenue. During the years ended December 31, 2025 and 2024, payments have not been material.

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

License Agreement

On February 18, 2026, Nerviano sent the Company a written notice alleging that it is in material breach of the license agreement with respect to (i) alleged joint ownership of certain of its U.S. patents nos. 12.144.813 and 12.263.173 (the “Cardiff Patents”) and (ii) the filing of a joint invention continuation patent application. The Company is currently reviewing the notice and believes it has meritorious defenses to the allegations contained therein. The Cardiff Patents were based on the results of the Company’s TROV-054 study with claims that cover the method of using onvansertib in combination with bevacizumab for the treatment of metastatic colorectal cancer patients who have not previously been treated with bevacizumab. The Company intends to vigorously defend its rights under the license agreement. If it is unable to cure or successfully dispute the alleged breach, Nerviano may have the right to terminate the license agreement. This would have a material adverse effect on the Company’s business, financial condition, and results of operations, which cannot be reasonably estimated at this time.

10. Employee Benefit Plan

The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Service ("IRS") Code covering its employees. The plan allows employees to defer, up to the maximum allowed, a percentage of their income through contributions to the plan as allowed by IRS Code. The Company does not currently make matching contributions.