Form 10-Q
period 2026-03-31
Cardiff Oncology, Inc.
filed 2026-05-14
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, the issuer had 68,369,896 shares of Common Stock issued and outstanding.

CARDIFF ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIFF ONCOLOGY, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$8,544	$17,470
Short-term investments	37,512	40,834
Accounts receivable and unbilled receivable	191	182
Prepaid expenses and other current assets	1,095	1,642
Total current assets	47,342	60,128
Property and equipment, net	491	578
Operating lease right-of-use assets	495	629
Other assets	844	549
Total Assets	$49,172	$61,884

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,480	$8,087
Accrued liabilities	8,337	7,577
Operating lease liabilities	646	730
Total current liabilities	14,463	16,394
Operating lease liabilities, net of current portion	—	102
Total Liabilities	14,463	16,496

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized; 277 designated as Series A Convertible Preferred Stock; 61 shares outstanding at March 31, 2026 and December 31, 2025 with liquidation preference of $1,123 and $1,117 at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 68,370 and 68,305 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	7	7
Additional paid-in capital	477,126	475,361
Accumulated other comprehensive gain (loss)	(49)	50
Accumulated deficit	(442,375)	(430,030)
Total stockholders’ equity	34,709	45,388
Total liabilities and stockholders’ equity	$49,172	$61,884

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Royalty revenues	$41	$109
Costs and expenses:
Research and development	6,765	10,477
Selling, general and administrative	6,126	4,014
Total operating expenses	12,891	14,491

Loss from operations	(12,850)	(14,382)

Other income (expense), net:
Interest income	506	941
Other income (expense), net	(1)	7
Total other income (expense), net	505	948

Net loss	(12,345)	(13,434)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)

Net loss attributable to common stockholders	$(12,351)	$(13,440)

Net loss per common share — basic and diluted	$(0.18)	$(0.20)

Weighted-average shares outstanding — basic and diluted	68,350	66,524

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(12,345)	$(13,434)
Other comprehensive loss:
Unrealized loss on securities available- for-sale	(99)	(7)
Total comprehensive loss	(12,444)	(13,441)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)

Comprehensive loss attributable to common stockholders	$(12,450)	$(13,447)

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2025	61	$—	68,305	$7	$475,361	$50	$(430,030)	$45,388
Stock-based compensation	—	—	—	—	1,660	—	—	1,660
Issuance of common stock upon exercise of stock options	—	—	65	—	105	—	—	105
Other comprehensive loss	—	—	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	—	—	(12,345)	(12,345)
Balance, March 31, 2026	61	$—	68,370	$7	$477,126	$(49)	$(442,375)	$34,709

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

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(12,345)	$(13,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	87	93
Stock-based compensation expense	1,660	1,365
Amortization of right-of-use assets	134	135
Accretion of discounts on short-term investments, net	(93)	(137)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	(9)	368
Prepaid expenses and other current assets	606	216
Other assets	(295)	(188)
Accounts payable and accrued liabilities	(1,847)	(1,045)
Operating lease liabilities	(186)	(167)
Net cash used in operating activities	(12,288)	(12,794)

Investing activities
Maturities of short-term investments	15,826	21,228
Purchases of short-term investments	(12,569)	(35,812)
Net cash provided by (used in) investing activities	3,257	(14,584)

Financing activities
Proceeds from exercise of options	105	3
Net cash provided by financing activities	105	3
Net change in cash and cash equivalents	(8,926)	(27,375)
Cash and cash equivalents—Beginning of period	17,470	51,470
Cash and cash equivalents—End of period	$8,544	$24,095

Supplementary disclosure of cash flow activity:
Supplemental disclosure of non-cash investing activities:
Purchases of unsettled short-term investments included in accrued liabilities	$—	$902

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Business Organization and Overview

Cardiff Oncology, Inc. (“Cardiff Oncology” or the “Company”) headquartered in San Diego, California, is a clinical-stage biotechnology company advancing innovative cancer treatments focused on Polo-like Kinase 1 (“PLK1”) inhibition, a validated oncology target with practice-changing potential. The Company’s lead asset, onvansertib, is a highly specific, oral PLK1 inhibitor currently being evaluated in a Phase 2 trial for first-line treatment of RAS-mutated metastatic colorectal cancer (“mCRC”), addressing a large, underserved patient population with high unmet need. Onvansertib is also under investigation in other PLK1-driven cancers through investigator-initiated trials such as metastatic pancreatic ductal adenocarcinoma (“mPDAC”), small cell lung cancer (“SCLC”), metastatic triple negative breast cancer (“mTNBC”), and chronic myelomonocytic leukemia ("CMML"). These programs and the Company’s broader development strategy are designed to target tumor vulnerabilities in order to overcome treatment resistance and deliver improved clinical outcomes for patients. The Company's common stock is listed on the Nasdaq Capital Market under the ticker symbol "CRDF".

Basis of Presentation

The accompanying unaudited interim condensed financial statements of Cardiff Oncology have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations. The unaudited interim condensed financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and the results of its operations and cash flows for the periods presented. The unaudited condensed balance sheet at December 31, 2025, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for annual financial statements. The operating results presented in these unaudited interim condensed financial statements are not necessarily indicative of the results that may be expected for any future periods. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K filed with the SEC on February 24, 2026.

Going Concern Uncertainty

The Company has incurred net losses since its inception and has negative operating cash flows. As of March 31, 2026, the Company had $46.1 million in cash, cash equivalents and short-term investments, which is not sufficient to meet its funding requirements for at least the next 12 months following the filing of this form 10-Q. Management has performed an analysis and concluded that there exists a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2026, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

All financial information required for segment reporting that is provided to the chief operating decision-maker is contained within the financial statements and notes to financial statements, with the exception of the disaggregated amounts contained in the table below:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development:
Salaries and staff costs	$1,744	$1,969
Stock-based compensation	319	515
Clinical trials, outside services, and lab supplies	4,260	7,497
Facilities and other	442	496
Total research and development	$6,765	$10,477
Selling, general and administrative:
Salaries and staff costs	$2,929	$925
Stock-based compensation	1,341	850
Outside services and professional fees	1,429	1,798
Facilities and other	427	441
Total selling, general and administrative	$6,126	$4,014

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	March 31,
	2026	2025
Options to purchase Common Stock	10,929,508	10,823,072
Warrants to purchase Common Stock	432	2,807,353
Series A Convertible Preferred Stock	877	877
	10,930,817	13,631,302

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2026, and December 31, 2025:

	Fair Value Measurements at March 31, 2026
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$8,359	$—	$—	$8,359
Total included in cash and cash equivalents	8,359	—	—	8,359

Available for sale investments:
Certificate of deposit	—	698	—	698
Corporate debt securities	—	22,487	—	22,487
Commercial paper	—	1,566	—	1,566
U.S. government agencies	—	1,891	—	1,891
U.S. treasury securities	10,870	—	—	10,870
Total available for sale investments	10,870	26,642	—	37,512

Total assets measured at fair value on a recurring basis	$19,229	$26,642	$—	$45,871

	Fair Value Measurements at December 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$17,169	$—	$—	$17,169
Total included in cash and cash equivalents	17,169	—	—	17,169

Available for sale investments:
Certificate of deposit	—	143	—	143
Corporate debt securities	—	28,669	—	28,669
Commercial paper	—	413	—	413
U.S. government agencies	—	2,876	—	2,876
U.S. treasury securities	8,733	—	—	8,733
Total available for sale investments	8,733	32,101	—	40,834

Total assets measured at fair value on a recurring basis	$25,902	$32,101	$—	$58,003

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the three months ended March 31, 2026, and 2025.

4. Supplementary Balance Sheet Information

Investments available for sale

Investments available for sale consisted of the following:

	As of March 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$698	$—	$—	$698
Corporate debt securities	13,196	4	(11)	13,189
Commercial paper	1,566	—	—	1,566
U.S. government agencies	1,891	—	—	1,891
U.S. treasury securities	6,553	1	(2)	6,552
Total maturity less than 1 year	23,904	5	(13)	23,896
Maturity 1 to 2 years:
Corporate debt securities	9,328	3	(33)	9,298
U.S. treasury securities	4,329	2	(13)	4,318
Total maturity 1 to 2 years	13,657	5	(46)	13,616

Total short-term investments	$37,561	$10	$(59)	$37,512

	As of December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$143	$—	$—	$143
Corporate debt securities	23,699	18	(2)	23,715
Commercial paper	413	—	—	413
U.S. government agencies	2,872	4	—	2,876
U.S. treasury securities	4,798	2	—	4,800
Total maturity less than 1 year	31,925	24	(2)	31,947
Maturity 1 to 2 years:
Corporate debt securities	4,940	15	(1)	4,954
U.S. treasury securities	3,919	14	—	3,933
Total maturity 1 to 2 years	8,859	29	(1)	8,887

Total short-term investments	$40,784	$53	$(3)	$40,834

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses in investments available for sale debt securities at March 31, 2026, were substantially due to changes in interest rates, not due to increased credit risks associated with specific securities. Accordingly, the Company has not recorded an allowance for credit losses. It is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

There were no unrealized loss positions greater than one year as of March 31, 2026 and December 31, 2025.

Property and equipment

Property and equipment consisted of the following:

(in thousands)	As of March 31, 2026	As of December 31, 2025
Furniture and office equipment	$1,051	$1,051
Leasehold improvements	2,568	2,568
Laboratory equipment	1,426	1,426
Property and equipment, gross	5,045	5,045
Less—accumulated depreciation	(4,554)	(4,467)
Property and equipment, net	$491	$578

Depreciation expense for property and equipment recognized in operating results are as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Total depreciation expense	$87	$93

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	As of March 31, 2026	As of December 31, 2025
Clinical trials	$2,933	$3,805
Accrued compensation	4,528	2,430
Unsettled investments payable	—	744
Research agreements and services	268	311
Other accrued liabilities	608	287
Total accrued liabilities	$8,337	$7,577

5. Stockholders’ Equity

Stock Options

Stock-based compensation expense related to Cardiff Oncology equity awards have been recognized in operating results as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Included in research and development expense	$319	$515
Included in selling, general and administrative expense	1,341	850
Total stock-based compensation expense	$1,660	$1,365

The unrecognized compensation cost related to non-vested stock options outstanding at March 31, 2026, net of estimated forfeitures, was $6.0 million, which is expected to be recognized over a weighted-average remaining vesting period of 2.7 years. The weighted-average remaining contractual term of outstanding options as of March 31, 2026, was approximately 6.6 years. The total fair value of stock options vested during the three months ended March 31, 2026 and 2025, were $2.2 million and $2.1 million, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following assumptions during the following periods indicated:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.67% - 3.97%	4.06%
Dividend yield	0%	0%
Expected volatility	101% - 102%	106%
Expected term (in years)	5.9	6.1

The weighted-average fair value per share of all options granted during the three months ended March 31, 2026 and 2025, estimated as of the grant date using the Black-Scholes option valuation model, was $1.29 and $2.99 per share, respectively.

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2025	10,757,293	$3.87	$2,678,115
Granted	1,000,000	$1.60
Exercised	(64,761)	$1.63
Forfeited	(645,472)	$3.35
Expired	(117,552)	$13.13
Balance outstanding, March 31, 2026	10,929,508	$3.60	$58,756
Exercisable at March 31, 2026	6,854,799	$3.99	$39,223
Vested and expected to vest at March 31, 2026	10,687,453	$3.63	$57,081

2021 Equity Incentive Plan

In June 2021, the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). As of March 31, 2026, the number of authorized shares in the 2021 Plan is equal to the sum of (i) 12,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the 2014 Plan; and (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. As of March 31, 2026, there were 4,613,468 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Inducement Grants

The Company issues equity awards to certain new employees as inducement grants outside of its 2021 Plan. As of March 31, 2026, an aggregate of 1,515,216 shares were issuable upon the exercise of inducement grant stock options approved by the Company.

Stock Option Modifications

The Company recorded $0.5 million of additional stock based compensation expense during the three months ended March 31, 2026 from stock option modifications. These modifications were the result of separation agreements entered into with Dr. Mark Erlander, former CEO, and James Levine, former CFO, on March 27, 2026 ("Agreement Date"). The modification date and valuation inputs were based on the Agreement Date. Dr. Erlander's stock options will continue to vest through June 11, 2026, and all vested options will be exercisable until June 11, 2027. Mr. Levine's vested stock options will be exercisable until March 27, 2027. All of the additional stock based compensation expense from these modifications was recorded during the three months ended March 31, 2026.

Warrants

A summary of warrant activity and changes in warrants outstanding, classified as equity is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2025	432	$348.48	0.6 years
Balance outstanding, March 31, 2026	432	$348.48	0.3 years

6. Commitments and Contingencies

Executive Agreements

Certain executive agreements provide for severance payments in case of terminations without cause or certain change of control scenarios.

Research and Development Agreements

In March 2017, the Company entered into a license agreement with Nerviano which granted the Company development and commercialization rights to NMS-1286937, which the Company refers to as onvansertib. Terms of the agreement also provide for the Company to pay development milestones up to an aggregate of $15 million, commercial milestones, and royalties based on sales volume. These potential development milestones include: (a) dosing of the first subject in the first Phase III Clinical Trial for the first Product, a registration enabling Phase II Clinical Trial, or after completion of a Phase II Clinical Trial that is used as the basis for an NDA submission; and (b) upon filing of the first NDA or equivalent for the first product candidate. During the three months ended March 31, 2026, and 2025, no milestone or royalty payments were made.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. For the three months ended March 31, 2026, and 2025, payments have not been material. The Company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due to the Company. These royalty payments are calculated as a percent of revenue.

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

License Agreement

As disclosed on February 24, 2026, the Company received a written notice from Nerviano alleging that it is in material breach of the license agreement with respect to (i) alleged joint ownership of certain of Cardiff's U.S. patents nos. 12.144.813 and 12.263.173 (the “Cardiff Patents”) and (ii) the filing of a joint invention continuation patent application. The Company does not believe that there has been any breach of the license agreement and is currently engaged in discussions with Nerviano.

The claimed inventions of the Cardiff Patents were based on innovations from the Company’s TROV-054 study with claims that cover methods of using onvansertib in combination with bevacizumab for the treatment of metastatic colorectal cancer patients who have not previously been treated with bevacizumab. If the Company is unable to resolve the allegations, then the Company will be required to vigorously defend its rights under the license agreement. Furthermore, if the Company is unable to resolve the dispute with Nerviano, the license agreement may be terminated. This would have a material adverse effect on the Company’s business, financial condition, and results of operations, which cannot be reasonably estimated at this time.

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

In addition, our business and financial performance may be affected by the factors that are discussed under “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 24, 2026. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

We are a clinical-stage biotechnology company advancing innovative cancer treatments focused on PLK1 inhibition, a validated oncology drug target with practice-changing potential. Our lead asset, onvansertib, is a highly specific, oral PLK1 inhibitor currently being evaluated in a Phase 2 trial for first-line treatment of RAS-mutated metastatic colorectal cancer ("mCRC"), addressing a large, underserved patient population with high unmet need. Onvansertib is also under investigation in other PLK1-driven cancers through investigator-initiated trials such as metastatic pancreatic ductal adenocarcinoma ("mPDAC"), small cell lung cancer ("SCLC"), and metastatic triple negative breast cancer ("mTNBC"). Additionally, onvansertib has also shown robust single agent activity in an investigator-initiated trial in chronic myelomonocytic leukemia ("CMML"). These programs and our broader development strategy are designed to target tumor vulnerabilities in order to overcome treatment resistance and deliver improved clinical outcomes in patients. Our clinical development programs incorporate tumor genomics and biomarker assays to refine patient selection and assessment of patient response to treatment.

Our Lead Drug Candidate, Onvansertib

We believe the attributes of onvansertib and its early clinical evidence of favorable safety and efficacy, with expected on-target, manageable and tolerable side effects, may prove beneficial in addressing clinical therapeutic needs across a variety of cancers. Key attributes of onvansertib include:

•
Highly potent and highly selective against the PLK1 enzyme (IC50 = 2nM; IC50 is the concentration for 50% inhibition), compared to prior PLK1 inhibitors that were pan-inhibitors of several PLK targets. Low or no activity of onvansertib was observed on a panel of 63 kinases (IC50>500 nM), including the PLK members PLK2 and PLK3 (IC50>10,000 nM);
•
Orally bioavailable, allowing for relative ease and flexibility of dosing;
•
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

In addition, in vivo combination studies have confirmed the positive results obtained in vitro and additive or synergistic effects on efficacy have been observed in xenograft models of onvansertib in combination with irinotecan, 5-fluorouracil ("5-FU"), abiraterone, PARP inhibitors, venetoclax, paclitaxel, or bevacizumab. Combining onvansertib with standard of care ("SoC") cancer agents may provide opportunities for synergy with many cancer therapies.

There are several ongoing clinical trials of onvansertib in multiple indications: one trial (CRDF-004) in first-line treatment in patients with RAS-mutated mCRC, and investigator-initiated trials in first-line mPDAC, first-line CMML as monotherapy, second-line relapsed SCLC as monotherapy, and second-line unresectable locally advanced or metastatic TNBC.

RAS-mutated mCRC Program:

CRDF-004 Randomized Clinical Trial in First-Line RAS-mutated mCRC

CRDF-004 is a Phase 2, randomized, open label multi-center clinical trial to assess the efficacy of two different doses of onvansertib (20mg and 30mg) in combination with FOLFIRI and bevacizumab or FOLFOX and bevacizumab, compared with FOLFIRI or FOLFOX and bevacizumab SoC alone, for the treatment of confirmed mCRC in patients with a KRAS or NRAS mutation in the first-line setting. Trial endpoints include objective response rate ("ORR"), progression-free survival ("PFS") and duration of response ("DoR") together with pharmacokinetics, pharmacodynamics and safety assessments. Selection of the recommended Phase 3 onvansertib dose will be based on a benefit-risk assessment of the totality of the evidence, including numerical differences between the onvansertib and SoC arms. The trial enrolled 110 patients in the intent-to-treat ("ITT") population and is conducted in partnership with Pfizer Ignite, an end-to-end service for biotech companies. For more information, please visit NCT06106308 at www.clinicialtrials.gov.

Data provided in the press release dated January 27, 2026 included updated data from the ongoing CRDF-004 Phase 2 randomized clinical trial in first-line RAS-mutated mCRC. The 30 mg onvansertib + FOLFIRI/bev arm achieved a confirmed objective response rate (“ORR”) if 72.2% compared to 43.2% across the combined SoC arms. The 30 mg onvansertib dose in combination with FOLFIRI/bev also demonstrated marked improvement in progression-free survival (“PFS”) versus FOLFIRI/bev (HR: 0.38) and combined SoC of FOLFOX/bev and FOLFIRI/bev (HR: 0.37, p<0.05), with no significant added toxicity observed. The results as of the data cut-off date of January 22, 2026, are shown below.

Parameter	SoC[c] (FOLFIRI/bev+FOLFOX/bev) (n=37)	SoC FOLFIRI/bev (n=19)	Onv 20 mg +FOLFIRI/bev (n=18)	Onv 30 mg +FOLFIRI/bev (n=18)
Objective Response Rate (per BICR)[a]
Confirmed Responders	16	8	8	13
Confirmed ORR (%)	43.2	42.1	44.4	72.2 p-value = 0.051[f] (vs SoC)
Progression Free Survival[b]
Median PFS (months, 95% CI)	10.97 (9.43-15.44)	10.97 (7.52-NR)	NR (7.49-NR)	NR (9.72-NR)
PFS HR (vs FOLFIRI/bev)			0.56 (0.18-1.73)[d]	0.38 (0.12-1.17)[d]
PFS HR (vs SoC)			0.57 (0.21-1.58)[e]	0.37 (0.13-1.02)[e] p-value = 0.048[g] (vs SoC)
PFS Rate at 6 months (95% CI)	88.8 (77.4-100)	79.5 (61.1-100)	88.1 (73.9-100)	94.1 (83.6-100)

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

gLog-rank test

We will report detailed updated data from our randomized Phase 2 CRDF-004 trial evaluating onvansertib in combination with FOLFIRI/bev or FOLFOX/bev in patients with first-line RAS-mutated mCRC in a rapid oral presentation at the ASCO Annual Meeting, taking place May 29–June 2 in Chicago.

Completed End-of-Phase 2 Meeting with the FDA and Aligned on the Design of the Phase 3 Registrational Trial in Patients with First-line RAS-mutated mCRC

In consultation with the U.S. Food and Drug Administration (FDA), Cardiff selected the 30 mg dose of onvansertib for evaluation with FOLFIRI/bev chemotherapy regimen for the Phase 3 trial in patients with first-line RAS-mutated mCRC. Additional details of the clinical trial will be shared by mid-2026.

Other Clinical Programs:

We support certain investigator-initiated trials by supplying onvansertib to academic clinicians who conduct clinical trials independently. These studies allow us to tap into the expertise of independent clinicians and academic investigators to explore new therapeutic indications or new dosage regimens at a low cost to us. By facilitating independent research, we have the opportunity to gain valuable evidence and safety data that can inform future regulatory decisions or improve our understanding of onvansertib’s efficacy. Furthermore, supporting investigator-initiated trials acts as a collaborative effort that strengthens relationships with KOLs.

Phase 1b/2 Investigator-Initiated Clinical Trial in First-Line mPDAC

In February 2024, the FDA approved NALIRIFOX as a first-line treatment option for mPDAC. As a result, we are currently supporting an investigator-initiated mPDAC Phase 1b/2 trial of onvansertib in combination with first-line SoC NALIRIFOX, which is open for enrollment at the University of Kansas Medical Center. For more information, please visit NCT06736717 at www.clinicaltrials.gov.

The primary objective in this study is to determine anti-tumor activity by measuring ORR. The secondary objectives are to determine treatment safety based on toxicities in participants who have received at least one dose of onvansertib, to determine anti-tumor activity by PFS, to determine anti-tumor activity by Disease Control Rate ("DCR"), to determine Overall Survival ("OS").

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

Phase 1 Investigator-Initiated Clinical Trial in CMML

This phase 1 trial is designed to evaluate the safety, effectiveness, and best dose of onvansertib as a monotherapy for the treatment of patients with CMML and Myelodysplastic syndrome/myeloproliferative neoplasm ("MDS/MPN") overlap neoplasms that has come back (recurrent) or that does not respond to treatment (refractory). For more information, please visit NCT05549661 at www.clinicialtrials.gov.

Data presented at the American Society of Hematology ("ASH") meeting on December 8, 2025, from this ongoing Phase 1 dose-escalation trial (N=9) showed that onvansertib monotherapy was generally well-tolerated and demonstrated preliminary efficacy in approximately 40% of patients. One patient achieved an optimal marrow response at the 9 mg/m² dose and three patients achieved clinical benefit at 6 mg/m2 and 12 mg/m2. Dose expansion is currently open and recruiting at the 12 mg/m2 dose.

These findings, together with previously reported results from an investigator-sponsored trial in small cell lung cancer, support onvansertib’s single-agent activity across both hematologic and solid tumors.

Recent Updates

Appointment of Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer

On April 9, 2026, we announced the appointment of Mani Mohindru, PhD, as President and Chief Executive Officer (CEO), following her time as Interim CEO. She will continue as a member of the Board of Directors. We also appointed Josh Muntner as Chief Financial Officer and Ajay Aggarwal, MD, MBA, as Chief Operating Officer, effective April 6 and April 27, respectively. Together, these appointments reflect Cardiff's commitment to building an experienced leadership team to advance onvansertib and deliver on the program’s long-term potential.

Presented Preclinical Data on PLK1 Inhibitor Onvansertib in Combination with Her2-Targeted ADC at AACR Annual Meeting

On April 19, 2026, we presented new preclinical data in a poster at the American Association for Cancer Research ("AACR"). The data highlight the potential of onvansertib in combination with the HER-2 targeted antibody-drug conjugate ("ADC"), trastuzumab deruxtecan ("T-DXd"), demonstrating robust antitumor activity and the ability to overcome resistance in HER2-low breast cancer models.

Critical Accounting Estimates

Our accounting policies are described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of our Annual Report on Form 10-K as of and for the year ended December 31, 2025, filed with the SEC on February 24, 2026. There have been no changes to our critical accounting estimates since December 31, 2025.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 and 2025

Revenues

Total revenues were $41,000 for the three months ended March 31, 2026, as compared to $109,000 for the same period in 2025. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2026	2025	Increase (Decrease)
Salaries and staff costs	$1,744	$1,969	$(225)
Stock-based compensation	319	515	(196)
Clinical trials, outside services, and lab supplies	4,260	7,497	(3,237)
Facilities and other	442	496	(54)
Total research and development	$6,765	$10,477	$(3,712)

Research and development expenses decreased by $3.7 million for the three months ended March 31, 2026, compared to the same period in 2025. The overall decrease in expenses was primarily due to a reduction in clinical trial expenses and a decrease in preclinical activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2026	2025	Increase (Decrease)
Salaries and staff costs	$2,929	$925	$2,004
Stock-based compensation	1,341	850	491
Outside services and professional fees	1,429	1,798	(369)
Facilities and other	427	441	(14)
Total selling, general and administrative	$6,126	$4,014	$2,112

Selling, general and administrative expenses increased by $2.1 million for the three months ended March 31, 2026, compared to the same period in 2025. The overall increase in expenses was primarily from employee severance agreements recorded to salaries and staff costs within the current period. The increase in stock based compensation was due the modification of stock options from employee severance agreements.

Interest Income, Net

Interest income, net was $0.5 million for the three months ended March 31, 2026 as compared to $0.9 million for the same period of 2025. Our interest income is primarily from our short-term investment portfolios and money market accounts. The amount of interest income earned varies each period based on the balance of our accounts and interest rates.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, and December 31, 2025, we had working capital of $32.9 million and $43.7 million, respectively.

We have incurred net losses since our inception and have negative operating cash flows. As of March 31, 2026, we had $46.1 million in cash, cash equivalents and short-term investments. Based on our current projections, we expect that our capital resources are sufficient to fund our operations into the first quarter of 2027, which is not sufficient to meet our funding requirements for at least the next 12 months following the issuance of our financial statements. Management has performed an analysis and concluded that there exists a substantial doubt about our ability to continue as a going concern, see Note 1 Business Organization and Overview - Going Concern Uncertainty to the financial statements for additional details.

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

Cash Flow Summary

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(12,288)	$(12,794)
Net cash provided by (used in) investing activities	3,257	(14,584)
Net cash provided by financing activities	105	3
Net change in cash and cash equivalents	$(8,926)	$(27,375)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026, was $12.3 million. Our primary use of cash was from our net loss of $12.3 million, adjusted for non-cash items of $1.8 million primarily related to stock-based compensation. The net change in our operating assets and liabilities decreased cash used in operations by $1.7 million.

Net cash used in operating activities for the three months ended March 31, 2025, was $12.8 million. Our primary use of cash was from our net loss of $13.4 million, adjusted for non-cash items of $1.5 million primarily related to stock-based compensation. The net change in our operating assets and liabilities decreased cash used in operations by $0.8 million.

At our current and anticipated level of operating loss, we expect to continue to incur an operating cash outflow for the next several years.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026 was $3.3 million, primarily related to maturities in excess of purchases of marketable securities.

Net cash used in investing activities for the three months ended March 31, 2025 was $14.6 million, primarily related to purchases in excess of maturities and sales of marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $105,000, from employee stock options exercises.

Net cash provided by financing activities for the three months ended March 31, 2025 was $3,000, from employee stock options exercises.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended March 31, 2026, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to the information set forth in "Note 6. Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Item 1 of this Report.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Separation Agreement dated March 27, 2026 by and between Cardiff Oncology, Inc. and Mark Erlander.

10.2	Separation Agreement dated March 27, 2026 by and between Cardiff Oncology, Inc. and James Levine.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIFF ONCOLOGY, INC.

May 14, 2026	By:	/s/ Mani Mohindru
Mani Mohindru
Chief Executive Officer
(Principal Executive Officer)

CARDIFF ONCOLOGY, INC.

May 14, 2026	By:	/s/ Josh Muntner
Josh Muntner
Chief Financial Officer
(Principal Financial Officer)