Form 10-Q
period 2026-06-30
Cardiff Oncology, Inc.
filed 2026-08-11
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, the issuer had 77,795,249 shares of Common Stock issued and outstanding.

CARDIFF ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIFF ONCOLOGY, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$9,197	$17,470
Short-term investments	25,323	40,834
Accounts receivable and unbilled receivable	189	182
Prepaid expenses and other current assets	883	1,642
Total current assets	35,592	60,128
Property and equipment, net	450	578
Operating lease right-of-use assets	360	629
Other assets	927	549
Total Assets	$37,329	$61,884

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,986	$8,087
Accrued liabilities	6,354	7,577
Operating lease liabilities	457	730
Total current liabilities	10,797	16,394
Operating lease liabilities, net of current portion	—	102
Total Liabilities	10,797	16,496

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized; 277 designated as Series A Convertible Preferred Stock; 61 shares outstanding at June 30, 2026 and December 31, 2025 with liquidation preference of $1,129 and $1,117 at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 68,502 and 68,305 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	7	7
Additional paid-in capital	478,194	475,361
Accumulated other comprehensive gain (loss)	(62)	50
Accumulated deficit	(451,607)	(430,030)
Total stockholders’ equity	26,532	45,388
Total liabilities and stockholders’ equity	$37,329	$61,884

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Royalty revenues	$104	$121	$145	$230
Costs and expenses:
Research and development	5,915	11,580	12,680	22,057
Selling, general and administrative	3,804	3,318	9,930	7,332
Total operating expenses	9,719	14,898	22,610	29,389

Loss from operations	(9,615)	(14,777)	(22,465)	(29,159)

Other income (expense), net:
Interest income	382	835	888	1,776
Other income (expense), net	1	(1)	—	6
Total other income (expense), net	383	834	888	1,782

Net loss	(9,232)	(13,943)	(21,577)	(27,377)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(12)	(12)

Net loss attributable to common stockholders	$(9,238)	$(13,949)	$(21,589)	$(27,389)

Net loss per common share — basic and diluted	$(0.14)	$(0.21)	$(0.32)	$(0.41)

Weighted-average shares outstanding — basic and diluted	68,397	66,526	68,373	66,525

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(9,232)	$(13,943)	$(21,577)	$(27,377)
Other comprehensive loss:
Unrealized loss on securities available- for-sale	(13)	(10)	(112)	(17)
Total comprehensive loss	(9,245)	(13,953)	(21,689)	(27,394)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(12)	(12)

Comprehensive loss attributable to common stockholders	$(9,251)	$(13,959)	$(21,701)	$(27,406)

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2025	61	$—	68,305	$7	$475,361	$50	$(430,030)	$45,388
Stock-based compensation	—	—	—	—	1,660	—	—	1,660
Issuance of common stock upon exercise of stock options	—	—	65	—	105	—	—	105
Other comprehensive loss	—	—	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	—	—	(12,345)	(12,345)
Balance, March 31, 2026	61	—	68,370	7	477,126	(49)	(442,375)	34,709
Stock-based compensation	—	—	—	—	920	—	—	920
Issuance of common stock, net of expenses(1)	—	—	132	—	148	—	—	148
Other comprehensive loss	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(9,232)	(9,232)
Balance, June 30, 2026	61	$—	68,502	$7	$478,194	$(62)	$(451,607)	$26,532

(1) Net of expenses of $64,000

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

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(21,577)	$(27,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	174	187
Stock-based compensation expense	2,580	3,048
Amortization of right-of-use assets	269	270
Accretion of discounts on short-term investments, net	(157)	(438)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	(7)	247
Prepaid expenses and other current assets	742	388
Other assets	(378)	(332)
Accounts payable and accrued liabilities	(5,324)	3,223
Operating lease liabilities	(375)	(338)
Net cash used in operating activities	(24,053)	(21,122)

Investing activities
Capital expenditures	(44)	(26)
Maturities of short-term investments	27,354	35,020
Purchases of short-term investments	(13,872)	(55,797)
Sales of short-term investments	2,088	1,236
Net cash provided by (used in) investing activities	15,526	(19,567)

Financing activities
Proceeds from sale of common stock	212	—
Payment of issuance costs	(64)	—
Proceeds from exercise of options	106	3
Net cash provided by financing activities	254	3
Net change in cash and cash equivalents	(8,273)	(40,686)
Cash and cash equivalents—Beginning of period	17,470	51,470
Cash and cash equivalents—End of period	$9,197	$10,784

Supplementary disclosure of cash flow activity:
Supplemental disclosure of non-cash investing activities:
Acquisition of property and equipment included in accounts payable and accrued liabilities	$2	$6

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Business Organization and Overview

Cardiff Oncology, Inc. (“Cardiff Oncology” or the “Company”) headquartered in San Diego, California, is a clinical-stage biotechnology company advancing innovative cancer treatments focused on Polo-like Kinase 1 (“PLK1”) inhibition, a validated oncology target with practice-changing potential. The Company’s lead asset, onvansertib, is a highly specific, oral PLK1 inhibitor currently being evaluated in a Phase 2 trial for first-line treatment of RAS-mutated metastatic colorectal cancer (“mCRC”), addressing a large, underserved patient population with high unmet need. Onvansertib is also under investigation in other PLK1-driven cancers through investigator-initiated trials such as metastatic pancreatic ductal adenocarcinoma (“mPDAC”), small cell lung cancer (“SCLC”), metastatic triple negative breast cancer (“mTNBC”), and chronic myelomonocytic leukemia ("CMML"). These programs and the Company’s broader development strategy are designed to target tumor vulnerabilities and deliver improved clinical outcomes for patients with cancer. The Company's common stock is listed on the Nasdaq Capital Market under the ticker symbol "CRDF".

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

Going Concern Uncertainty

The Company has incurred net losses since its inception and has negative operating cash flows. As of June 30, 2026, the Company had $34.5 million in cash, cash equivalents and short-term investments, which is not sufficient to meet its funding requirements for at least the next 12 months following the filing of this Form 10-Q. Management has performed an analysis and concluded that there exists a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2026, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

All financial information required for segment reporting that is provided to the chief operating decision-maker is contained within the financial statements and notes to financial statements, with the exception of the disaggregated amounts contained in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development:
Salaries and staff costs	$1,847	$2,134	$3,591	$4,103
Stock-based compensation	470	672	788	1,187
Clinical trials, outside services, and lab supplies	3,162	8,306	7,422	15,803
Facilities and other	436	468	879	964
Total research and development	$5,915	$11,580	$12,680	$22,057
Selling, general and administrative:
Salaries and staff costs	$915	$849	$3,844	$1,775
Stock-based compensation	450	1,011	1,792	1,861
Outside services and professional fees	2,009	1,062	3,438	2,860
Facilities and other	430	396	856	836
Total selling, general and administrative	$3,804	$3,318	$9,930	$7,332

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	June 30,
	2026	2025
Options to purchase Common Stock	11,788,535	11,701,432
Warrants to purchase Common Stock	432	2,787,714
Series A Convertible Preferred Stock	877	877
	11,789,844	14,490,023

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2026, and December 31, 2025:

	Fair Value Measurements at June 30, 2026
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$6,647	$—	$—	$6,647
Total included in cash and cash equivalents	6,647	—	—	6,647

Available for sale investments:
Certificate of deposit	—	1,248	—	1,248
Corporate debt securities	—	13,892	—	13,892
Commercial paper	—	1,581	—	1,581
U.S. government agencies	—	644	—	644
U.S. treasury securities	7,958	—	—	7,958
Total available for sale investments	7,958	17,365	—	25,323

Total assets measured at fair value on a recurring basis	$14,605	$17,365	$—	$31,970

	Fair Value Measurements at December 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$17,169	$—	$—	$17,169
Total included in cash and cash equivalents	17,169	—	—	17,169

Available for sale investments:
Certificate of deposit	—	143	—	143
Corporate debt securities	—	28,669	—	28,669
Commercial paper	—	413	—	413
U.S. government agencies	—	2,876	—	2,876
U.S. treasury securities	8,733	—	—	8,733
Total available for sale investments	8,733	32,101	—	40,834

Total assets measured at fair value on a recurring basis	$25,902	$32,101	$—	$58,003

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the six months ended June 30, 2026, and 2025.

4. Supplementary Balance Sheet Information

Investments available for sale

Investments available for sale consisted of the following:

	As of June 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$1,248	$—	$—	$1,248
Corporate debt securities	8,321	2	(10)	8,313
Commercial paper	1,581	—	—	1,581
U.S. government agencies	644	—	—	644
U.S. treasury securities	4,397	—	(1)	4,396
Total maturity less than 1 year	16,191	2	(11)	16,182
Maturity 1 to 2 years:
Corporate debt securities	5,606	—	(27)	5,579
U.S. treasury securities	3,588	—	(26)	3,562
Total maturity 1 to 2 years	9,194	—	(53)	9,141

Total short-term investments	$25,385	$2	$(64)	$25,323

	As of December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$143	$—	$—	$143
Corporate debt securities	23,699	18	(2)	23,715
Commercial paper	413	—	—	413
U.S. government agencies	2,872	4	—	2,876
U.S. treasury securities	4,798	2	—	4,800
Total maturity less than 1 year	31,925	24	(2)	31,947
Maturity 1 to 2 years:
Corporate debt securities	4,940	15	(1)	4,954
U.S. treasury securities	3,919	14	—	3,933
Total maturity 1 to 2 years	8,859	29	(1)	8,887

Total short-term investments	$40,784	$53	$(3)	$40,834

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses in investments available for sale debt securities at June 30, 2026, were substantially due to changes in interest rates, not due to increased credit risks associated with specific securities. Accordingly, the Company has not recorded an allowance for credit losses. It is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

There were no unrealized loss positions greater than one year as of June 30, 2026 and December 31, 2025.

Property and equipment

Property and equipment consisted of the following:

(in thousands)	As of June 30, 2026	As of December 31, 2025
Furniture and office equipment	$750	$1,051
Leasehold improvements	2,568	2,568
Laboratory equipment	1,426	1,426
Property and equipment, gross	4,744	5,045
Less—accumulated depreciation	(4,294)	(4,467)
Property and equipment, net	$450	$578

Depreciation expense for property and equipment recognized in operating results are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Total depreciation expense	$87	$94	$174	$187

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	As of June 30, 2026	As of December 31, 2025
Clinical trials	$2,146	$3,805
Accrued compensation	3,256	2,430
Unsettled investments payable	—	744
Research agreements and services	331	311
Other accrued liabilities	621	287
Total accrued liabilities	$6,354	$7,577

5. Stockholders’ Equity

Stock Options

Stock-based compensation expense related to Cardiff Oncology equity awards have been recognized in operating results as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Included in research and development expense	$470	$672	$788	$1,187
Included in selling, general and administrative expense	450	1,011	1,792	1,861
Total stock-based compensation expense	$920	$1,683	$2,580	$3,048

The unrecognized compensation cost related to non-vested stock options outstanding at June 30, 2026, net of estimated forfeitures, was $7.1 million, which is expected to be recognized over a weighted-average remaining vesting period of 2.9 years. The weighted-average remaining contractual term of outstanding options as of June 30, 2026, was approximately 5.8 years. The total fair value of stock options vested during the six months ended June 30, 2026 and 2025, were $3.9 million and $3.7 million, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following assumptions during the following periods indicated:

	Six Months Ended June 30,
	2026	2025
Risk-free interest rate	3.67% - 4.15%	3.88% - 4.11%
Dividend yield	0%	0%
Expected volatility	96% - 102%	104% - 106%
Expected term (in years)	5.1 - 5.9	6.1 - 6.3

The weighted-average fair value per share of all options granted during the six months ended June 30, 2026 and 2025, estimated as of the grant date using the Black-Scholes option valuation model, was $1.25 and $2.99 per share, respectively.

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2025	10,757,293	$3.87	$2,678,115
Granted	2,961,459	$1.62
Exercised	(64,761)	$1.63
Forfeited	(1,513,962)	$3.32
Expired	(351,494)	$7.17
Balance outstanding, June 30, 2026	11,788,535	$3.29	$14,239
Exercisable at June 30, 2026	7,468,715	$3.86	$14,239
Vested and expected to vest at June 30, 2026	11,412,387	$3.33	$14,239

2021 Equity Incentive Plan

In June 2021, the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). As of June 30, 2026, the number of authorized shares in the 2021 Plan is equal to the sum of (i) 15,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the 2014 Plan; and (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. As of June 30, 2026, there were 7,514,663 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Inducement Grants

The Company issues equity awards to certain new employees as inducement grants outside of its 2021 Plan. As of June 30, 2026, an aggregate of 2,276,826 shares were issuable upon the exercise of inducement grant stock options approved by the Company.

Stock Option Modifications

The Company recorded $0.5 million of additional stock based compensation expense during the six months ended June 30, 2026 from stock option modifications. These modifications were the result of separation agreements entered into with Dr. Mark Erlander, former CEO, and James Levine, former CFO, on March 27, 2026 ("Agreement Date"). The modification date and valuation inputs were based on the Agreement Date. Dr. Erlander's stock options continued to vest through June 11, 2026, and all vested options will be exercisable until June 11, 2027. Mr. Levine's vested stock options will be exercisable until March 27, 2027. All of the additional stock based compensation expense from these modifications was recorded during the six months ended June 30, 2026.

Warrants

A summary of warrant activity and changes in warrants outstanding, classified as equity is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2025	432	$348.48	0.6 years
Balance outstanding, June 30, 2026	432	$348.48	0.1 years

6. Commitments and Contingencies

Executive Agreements

Certain executive agreements provide for severance payments in case of terminations without cause or certain change of control scenarios.

Research and Development Agreements

In March 2017, the Company entered into a license agreement with Nerviano Medical Sciences S.r.l. (“NMS”) (the “Agreement”) which granted the Company development and commercialization rights to NMS-1286937, which the Company refers to as onvansertib. Terms of the agreement also provide for the Company to pay development milestones up to an aggregate of $15 million, commercial milestones, and royalties based on sales volume. These potential development milestones include: (a) dosing of the first subject in the first Phase III Clinical Trial for the first Product, a registration enabling Phase II Clinical Trial, or after completion of a Phase II Clinical Trial that is used as the basis for an NDA submission; and (b) upon filing of the first NDA or equivalent for the first product candidate. During the six months ended June 30, 2026, and 2025, no milestone or royalty payments were made.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. For the six months ended June 30, 2026, and 2025, payments have not been material. The Company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due to the Company. These royalty payments are calculated as a percent of revenue.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm the Company’s business. As of the date of this report, management believes that there are no claims against the Company, which could result in a material adverse effect on the Company’s business or financial condition, except for the following:

License Agreement

On February 24, 2026, the Company received a written notice from NMS alleging that the Company is in material breach of the Agreement because the Company did not name NMS employee Dr. Barbara Valsasina as a joint inventor on the Company’s U.S. Patent Nos. 12,144,813 and 12,263,173 (the “Cardiff Patents”) and did not agree to file a joint invention continuation patent application or, in the alternative, execute a power of attorney so NMS could do so. The Company maintains there was no breach and that the Agreement does not require the Company to name NMS employees on inventions made exclusively by the Company, or to make what the Company believes are false or inaccurate representations regarding inventorship to the U.S. Patent and Trademark Office.

On May 19, 2026, the Company filed a lawsuit against NMS disputing NMS’s allegation that the Company materially breached the Agreement by declining to name NMS employee Dr. Barbara Valsasina as a joint inventor of the Cardiff Patents. The complaint, filed in the United States District Court for the Southern District of California, seeks injunctive relief requiring NMS to continue performing under the Agreement, a declaratory judgment that the Company did not breach the Agreement, and additional relief.

On May 27, 2026, the Company was informed in writing by NMS that NMS was terminating the Agreement pursuant to Section 11.3 of the Agreement. NMS alleges that the Company materially breached the Agreement by failing to correct or give NMS a power of attorney to correct the inventorship of the Cardiff Patents to include NMS employee Dr. Barbara Valsasina as a joint inventor in breach of, inter alia, Section 10.2(c) of the Agreement. In addition, NMS alleges that the Company has failed to use Commercially

Reasonable Efforts (as defined in the Agreement) to conduct development activities and to obtain Regulatory Approvals (as defined in the Agreement) for onvansertib in material breach of Sections 7.3, 7.5 and 7.9 of the Agreement. The Company promptly responded to NMS that the notice of termination is legally ineffective, factually unsupported and procedurally improper, and that the Company will continue to perform under the Agreement.

On June 10, 2026, the Company filed a motion for preliminary injunction requesting the District Court to enjoin NMS from purporting to terminate the Agreement and other interference. NMS opposed the motion on July 17, 2026 and the Company replied in support of the motion on July 24, 2026. The motion is fully briefed and awaiting decision. NMS answered the complaint and filed counterclaims on June 26, 2026, asserting counterclaims for correction of inventorship, declaratory judgments of joint invention and termination, breach of contract, and breach of implied covenant of good faith and fair dealing. The Company moved to dismiss all counts except for NMS’s counterclaim for a correction of inventorship on July 17, 2026. The Company also filed an amended complaint on July 17, 2026, adding additional claims for breach of contract, unjust enrichment, and unfair competition in violation of California Business & Professions Code § 17200 seeking monetary and other relief.

The outcome of litigation is inherently uncertain. There can be no assurance that the Company will prevail on any or all of its claims, that it will obtain the relief it is seeking, or that a court will agree with the Company’s legal interpretation of the Agreement or its characterization of NMS's conduct. If the court determines that NMS's termination was valid, the Company would lose the rights granted under the Agreement, which could have a material adverse effect on its business, financial condition, results of operations, and prospects. At this time, the Company has not recorded an accrual related to this matter, as a loss is not considered probable. Although an unfavorable outcome is reasonably possible, the Company cannot reasonably estimate the amount of any potential loss or range of loss, if any.

7. Subsequent Events

Registered Direct Offering

On July 14, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to sell to such investors 8,571,429 shares (the “Shares”) of common stock of the Company (the “Common Stock”) and accompanying warrants (the “Common Warrants”) to purchase up to 8,571,429 shares of Common Stock (the “Common Warrant Shares”), at a purchase price of $1.05 per share of Common Stock and accompanying Common Warrant (the “Offering”).

In addition, the Company entered into the Purchase Agreement with certain of its officers and directors (the “Insiders”), pursuant to which the Company agreed to sell to such Insiders 721,649 shares of Common Stock (the “Insider Shares”) and 721,649 accompanying Common Warrants, at a purchase price of $1.455 per Insider Share and accompanying Common Warrant. Gross proceeds from the offering were $10.1 million.

The Common Warrants have an exercise price of $1.31 per share ($1.33 for Insiders), will be exercisable beginning on the later of (i) six months after issuance or (ii) Authorized Share Increase Date (as defined below) (the “Initial Exercise Date”) and will have a term of exercise equal to five and one-half years after the Initial Exercise Date. "Authorized Share Increase Date" means the date on which an amendment to our certificate of incorporation increasing the number of authorized shares of our common stock to an amount sufficient for the exercise in full of the Common Warrants is filed with and accepted by the State of Delaware, subject to approval of such amendment by our stockholders. The Company has agreed to file a proxy statement on or prior to the date that is forty-five (45) days following the closing of this offering for the purpose of obtaining such stockholder approval, and if we do not obtain such approval at the first meeting, to call a meeting every sixty (60) days thereafter until such approval is obtained or the Common Warrants are no longer outstanding.

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

Overview

We are a clinical-stage biotechnology company advancing innovative cancer treatments focused on PLK1 inhibition, a validated oncology drug target with practice-changing potential. Our lead asset, onvansertib, is a highly specific, oral PLK1 inhibitor currently being evaluated in a Phase 2 trial for first-line treatment of RAS-mutated metastatic colorectal cancer ("mCRC"), addressing a large, underserved patient population with high unmet need. Onvansertib is also under investigation in other PLK1-driven cancers through investigator-initiated trials such as metastatic pancreatic ductal adenocarcinoma ("mPDAC"), small cell lung cancer ("SCLC"), and metastatic triple negative breast cancer ("mTNBC"). Additionally, onvansertib has also shown promising single agent activity in an ongoing investigator-initiated trial in chronic myelomonocytic leukemia ("CMML"). These programs and our broader development strategy are designed to target tumor vulnerabilities and deliver improved clinical outcomes in patients with cancer. Our clinical development programs incorporate tumor genomics and biomarker assays to refine patient selection and assessment of patient response to treatment.

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

In addition, in vivo combination studies have confirmed the positive results obtained in vitro and additive or synergistic effects on efficacy have been observed in xenograft models of onvansertib in combination with irinotecan, 5-fluorouracil ("5-FU"), abiraterone, PARP inhibitors, venetoclax, paclitaxel, and bevacizumab ("bev"). Combining onvansertib with standard of care ("SoC") cancer agents may provide opportunities for synergy with many cancer therapies.

There are ongoing clinical trials of onvansertib in select cancer indications: one trial (CRDF-004) in first-line treatment in patients with RAS-mutated mCRC, and investigator-initiated trials in first-line mPDAC, relapsed / refractory or advanced CMML as monotherapy, second-line relapsed SCLC as monotherapy, and second-line unresectable locally advanced or metastatic TNBC.

RAS-mutated mCRC Program:

CRDF-004 Randomized Clinical Trial in First-Line RAS-mutated mCRC

CRDF-004 is a Phase 2, randomized, open label multi-center clinical trial to assess the efficacy of two different doses of onvansertib (20 mg and 30 mg) in combination with FOLFIRI/bev or FOLFOX/bev, compared with FOLFIRI/bev or FOLFOX/bev SoC alone, for the treatment of mCRC in patients with a KRAS or NRAS mutation in the first-line setting. Trial endpoints include objective response rate ("ORR"), progression-free survival ("PFS") and duration of response ("DoR") together with pharmacokinetics, pharmacodynamics and safety assessments. The primary goal of the clinical trial is to select the safe and efficacious dose of onvansertib plus appropriate standard of care regimen for the Phase 3 trial based on a benefit-risk assessment of the totality of the evidence, including numerical differences between the onvansertib and SoC arms. The trial has enrolled 110 patients in the intent-to-treat ("ITT") population and is being conducted in partnership with Pfizer Ignite, an end-to-end service for biotech companies. For more information, please visit NCT06106308 at www.clinicialtrials.gov.

Data highlights from the ongoing Phase 2 trial were presented at the ASCO Meeting on June 2, 2026, using a data cut of March 18, 2026. Overall, results showed that the onvansertib 30 mg + FOLFIRI/bev dose regimen, demonstrated deep and durable tumor shrinkage, including clinically meaningful improvements in ORR and PFS compared to SoC alone, with no additive adverse events. In the ITT population, the dose selected for the registrational program, 30 mg onvansertib arm in combination with FOLFIRI/ bev achieved:

•
Primary endpoint of confirmed objective response rate of 72.2% (13/18), compared with 42.1% (8/19) for FOLFIRI/bev alone, a 30% improvement over SoC. The responses were deeper and more durable in the onvansertib arm.
•
Secondary endpoint of PFS hazard ratio ("HR") of 0.55 (95% CI: 0.15–2.09) and 0.57 (95% CI: 0.20–1.65) vs. FOLFIRI/bev by Blinded Independent Central Review ("BICR") and investigator assessment ("IA"), respectively.
•
Median PFS not reached in 30 mg onvansertib + FOLFIRI/bev arm, but has been reached in both SoC arms. Four patients remain on onvansertib treatment beyond 15 months, including 2 beyond 20 months.

No meaningful differences in efficacy were observed between the onvansertib + FOLFOX/bev arms and FOLFOX/bev alone.

Safety/Tolerability

Onvansertib in combination with both chemotherapy (FOLFIRI or FOLFOX)/bev regimens was well-tolerated. There were no major or unexpected toxicities observed, and no additive adverse events reported. Grade 3 or higher adverse events were infrequent, with neutropenia being the most common treatment-emergent adverse event across both the onvansertib combination and SoC arms.

The Phase 2 trial is still ongoing and as of a June 23, 2026 data cut-off, 12 patients remain on trial, with 8 patients in the onvansertib (20 or 30 mg) plus FOLFIRI/bev arms and one patient remaining on SoC.

In April 2026 we completed our End-of-Phase 2 Type B meeting with the U.S. Food and Drug Administration ("FDA"). Incorporating FDA feedback, we have designed the registrational Phase 3 trial (CRDF-005) as a global randomized, controlled trial that will evaluate the safety and efficacy of onvansertib 30 mg + FOLFIRI/bev as first-line therapy versus SoC FOLFIRI/bev in patients with RAS mutated mCRC. We expect to enroll approximately 640 patients across sites in the US, Europe and other regions. Additional details of the trial will be disclosed at the time of initiation of the trial.

Additionally, we have initiated the process of soliciting scientific advice from the European Medicines Agency ("EMA") on our Phase 3 plans. We remain on track with the manufacturing of clinical material and also with companion diagnostic related regulatory activities as we prepare for the registrational trial.

Other Clinical Programs:

We support certain investigator-initiated trials by supplying onvansertib to academic clinicians who conduct clinical trials independently. These studies allow us to tap into the expertise of independent clinicians and academic investigators to explore new therapeutic indications or new dosage regimens at a low cost to us. By facilitating independent research, we have the opportunity to gain valuable evidence and safety data that can inform future regulatory decisions or improve our understanding of onvansertib’s efficacy. Furthermore, supporting investigator-initiated trials act as a collaborative effort that strengthens relationships with KOLs.

Phase 1b/2 Investigator-Initiated Clinical Trial in First-Line mPDAC

In February 2024, the FDA approved NALIRIFOX as a first-line treatment option for mPDAC. As a result, we are currently supporting an investigator-initiated mPDAC Phase 1b/2 trial of onvansertib in combination with first-line SoC NALIRIFOX, at the University of Kansas Medical Center. The trail has completed enrollment, and data will be disclosed by the investigator after completion of the trial. For more information, please visit NCT06736717 at www.clinicaltrials.gov.

The primary objective in this study is to determine anti-tumor activity by measuring ORR. The secondary objectives are to determine treatment safety based on toxicities in participants who have received at least one dose of onvansertib, to determine anti-tumor activity by PFS, Disease Control Rate ("DCR"), as well as Overall Survival ("OS").

Phase 2 Investigator-Initiated Clinical Trial in SCLC

A single-arm, two-stage, Phase 2 trial of onvansertib monotherapy in patients with relapsed SCLC at the University of Maryland, Baltimore completed enrollment of 15 patients in Stage 1, with the study proceeding to Stage 2 if two or more Stage 1 patients achieve an objective response. Stage 2 is designed to enroll an additional 20 patients. The primary endpoint of the trial is ORR, while key secondary endpoints include PFS and OS. For more information, please visit NCT05450965 at www.clinicialtrials.gov.

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
•
These clinical data further support the potential exploration of the combination of onvansertib plus paclitaxel for the treatment of mTNBC.

Phase 1 Investigator-Initiated Clinical Trial in CMML

This Phase 1 trial is designed to evaluate the safety, effectiveness, and best dose of onvansertib as a monotherapy for the treatment of patients with CMML and Myelodysplastic syndrome/myeloproliferative neoplasm ("MDS/MPN") overlap neoplasms that have come back (recurrent) or that do not respond to treatment (refractory). For more information, please visit NCT05549661 at www.clinicialtrials.gov.

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

Recent Updates

Appointment of Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer

On April 9, 2026, we announced the appointment of Mani Mohindru, PhD, as President and Chief Executive Officer (CEO), following her time as Interim CEO. She will continue as a member of the Board of Directors. We also appointed Josh Muntner as Chief Financial Officer and Ajay Aggarwal, MD, MBA, as Chief Operating Officer, effective April 6 and April 27, respectively. Together, these appointments reflect our commitment to building an experienced leadership team to advance onvansertib and deliver on the program’s long-term potential.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026 and 2025

Revenues

Total revenues were $0.1 million for the three months ended June 30, 2026, as compared to $0.1 million for the prior period. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended June 30,
(in thousands)	2026	2025	Increase (Decrease)
Salaries and staff costs	$1,847	$2,134	$(287)
Stock-based compensation	470	672	(202)
Clinical trials, outside services, and lab supplies	3,162	8,306	(5,144)
Facilities and other	436	468	(32)
Total research and development	$5,915	$11,580	$(5,665)

Research and development expenses decreased by $5.7 million for the three months ended June 30, 2026, compared to the same period in 2025. The overall decrease of research and development expenses was related to the completion of clinical trials, as well as fewer patients still on treatment in our Phase 2 mCRC trial, and a reduction in pre-clinical activities as we focus on our upcoming Phase 3 mCRC trial.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended June 30,
(in thousands)	2026	2025	Increase (Decrease)
Salaries and staff costs	$915	$849	$66
Stock-based compensation	450	1,011	(561)
Outside services and professional fees	2,009	1,062	947
Facilities and other	430	396	34
Total selling, general and administrative	$3,804	$3,318	$486

Selling, general and administrative expenses increased by $0.5 million for the three months ended June 30, 2026, compared to the same period in 2025. The overall increase in expenses, primarily from outside services and professional fees, is primarily related to attorney costs for our intellectual property dispute with NMS. The decrease in stock-based compensation was a result of the departure of our former CEO and CFO during the first quarter of 2026, resulting in lower ongoing equity award expense.

Interest Income, Net

Interest income, net was $0.4 million for the three months ended June 30, 2026 as compared to $0.8 million for the same period of 2025. Our interest income is primarily from our short-term investment portfolios and money market accounts. The amount of interest income earned varies each period based on the balance of our accounts and interest rates.

Six Months Ended June 30, 2026 and 2025

Revenues

Total revenues were $0.1 million for the six months ended June 30, 2026, as compared to $0.2 million for the same period in 2025. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Six Months Ended June 30,
(in thousands)	2026	2025	Increase (Decrease)
Salaries and staff costs	$3,591	$4,103	$(512)
Stock-based compensation	788	1,187	(399)
Clinical trials, outside services, and lab supplies	7,422	15,803	(8,381)
Facilities and other	879	964	(85)
Total research and development	$12,680	$22,057	$(9,377)

Research and development expenses decreased by $9.4 million for the six months ended June 30, 2026, compared to the same period in 2025. The overall decrease of research and development expenses was related to the completion of clinical trials, as well as fewer patients still on treatment in our Phase 2 mCRC trial, and a reduction in pre-clinical activities as we focus on our upcoming Phase 3 mCRC trial.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Six Months Ended June 30,
(in thousands)	2026	2025	Increase (Decrease)
Salaries and staff costs	$3,844	$1,775	$2,069
Stock-based compensation	1,792	1,861	(69)
Outside services and professional fees	3,438	2,860	578
Facilities and other	856	836	20
Total selling, general and administrative	$9,930	$7,332	$2,598

Selling, general and administrative expenses increased by $2.6 million for the six months ended June 30, 2026, compared to the same period in 2025. The overall increase in expenses was primarily from employee severance agreements recorded to salaries and staff costs within the current period. The increase in outside services and professional fees is primarily related to attorney costs for our intellectual property dispute with NMS.

Interest Income, Net

Interest income, net was $0.9 million for the six months ended June 30, 2026 as compared to $1.8 million for the same period of 2025. Our interest income is primarily from our short-term investment portfolios and money market accounts. The amount of interest income earned varies each period based on the balance of our accounts and interest rates.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, and December 31, 2025, we had working capital of $24.8 million and $43.7 million, respectively.

Subsequent to quarter end, on July 14, 2026, we completed a registered direct offering that generated gross proceeds of approximately $10.1 million. See Note 7, Subsequent Events, for additional information.

We have incurred net losses since our inception and have negative operating cash flows. As of June 30, 2026, we had $34.5 million in cash, cash equivalents and short-term investments. Based on our current projections, we expect that our capital resources are sufficient to fund our operations into the third quarter of 2027, which is not sufficient to meet our funding requirements for at least the next 12 months following the issuance of our financial statements. Management has performed an analysis and concluded that there exists a substantial doubt about our ability to continue as a going concern, see Note 1 Business Organization and Overview - Going Concern Uncertainty to the financial statements for additional details.

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

Cash Flow Summary

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(24,053)	$(21,122)
Net cash provided by (used in) investing activities	15,526	(19,567)
Net cash provided by financing activities	254	3
Net change in cash and cash equivalents	$(8,273)	$(40,686)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026, was $24.1 million. Our primary use of cash was from our net loss of $21.6 million, adjusted for non-cash items of $2.9 million primarily related to stock-based compensation. The net change in our operating assets and liabilities increased cash used in operations by $5.3 million.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026 was $15.5 million, primarily related to maturities in excess of purchases of marketable securities.

Net cash used in investing activities for the six months ended June 30, 2025 was $19.6 million, primarily related to purchases in excess of maturities and sales of marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $254,000, from sales of common stock, warrants and employee stock options exercises.

Net cash provided by financing activities for the six months ended June 30, 2025 was $3,000, from employee stock options exercises.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2026, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to the information set forth in "Note 6. Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in Item 1 of this Report.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2025, except for the following:

We Are Subject to Significant Litigation Risk and Cannot Predict the Outcome of Our Pending Lawsuit Against Our Licensor

We have initiated litigation against NMS alleging wrongful purported termination of the Agreement and other claims. NMS has responded with counterclaims. The outcome of litigation is inherently uncertain. There can be no assurance that we will prevail on any or all of our claims, that we will obtain the relief we are seeking, or that a court will agree with our legal interpretation of the Agreement or our characterization of NMS's conduct. If the court determines that NMS's termination was valid, we would lose the rights granted under the Agreement, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

The Loss of Rights Under the Agreement Could Materially Disrupt Our Business Operations

The Agreement granted us an exclusive license to conduct research and to develop, make, use, offer for sale, sell, and import products or otherwise exploit NMS’s intellectual property rights that are integral to our development of onvansertib. If the termination of the Agreement is ultimately upheld, or if we are unable to obtain preliminary injunctive relief requiring continuation of our licensed rights during the pendency of this litigation through specific performance, we may be required to:

•
cease or significantly curtail certain business operations or product offerings;
•
seek alternative technology, intellectual property, or proprietary assets, which may not be available on commercially reasonable terms or at all; and/or
•
write down or impair the value of assets associated with our use of the licensed rights.

Any of the foregoing consequences could materially and adversely affect our business, financial condition, results of operations and prospects.

We May Not Be Able to Obtain or Maintain Permanent or Preliminary Injunctive Relief

We have sought preliminary injunctive relief to preserve our rights under the Agreement during the course of litigation. There is no guarantee that a court will grant such relief. Courts apply exacting standards to the issuance of preliminary injunctions, including requirements that the moving party demonstrate, among other things, a likelihood of success on the merits, irreparable harm, that the balance of equities favors relief, and that an injunction is in the public interest. Our inability to obtain such relief could result in NMS enforcing or attempting to enforce some or all of the termination provisions of the Agreement pending final adjudication, which could disrupt our ability to operate our business in the ordinary course and cause irreparable harm to our business and financial performance.

This Litigation Is Costly, Time-Consuming, and Could Divert Management Attention and Resources

Commercial litigation of this nature is expensive and time-consuming. We expect to incur significant legal fees and other litigation costs in connection with this dispute. These costs could be substantial and may continue for an extended period, as complex commercial litigation frequently takes multiple years to resolve at the trial court level, with potential additional time for appellate proceedings. In addition, the attention and resources of our senior management team may be diverted from day-to-day business operations in connection with discovery, depositions, court proceedings, and settlement negotiations. This diversion of resources could negatively affect our ability to execute on our strategic priorities and could adversely affect our business and results of operations.

We May Need to Established Financial Reserves That May Prove Inadequate

In accordance with applicable accounting standards, we may be required to establish reserves for this litigation to the extent a loss is probable and can be reasonably estimated. However, the actual costs and liabilities associated with this litigation may exceed any reserves we have established, and there can be no assurance that our reserves are adequate. Changes in our assessment of the likely outcome, or developments during the course of the litigation, may require us to increase our reserves, which could have a material adverse effect on our reported financial results in the period in which such reserves are increased.

The Litigation May Affect Our Ability to Raise Capital or Enter Into Strategic Transactions

The pendency of this litigation could adversely affect our ability to raise additional equity or debt financing on favorable terms, or at all. Investors and lenders may perceive the litigation as a material contingent liability and may demand higher risk premiums, require additional covenants, or decline to participate in financing transactions until the matter is resolved. Similarly, the litigation may complicate or delay our ability to engage in mergers, acquisitions, or other strategic transactions, as potential counterparties may be unwilling to proceed in the face of unresolved material litigation. These constraints could limit our strategic and financial flexibility.

We May Be Unable to Obtain Replacement License Rights on Acceptable Terms

If the alleged termination of the Agreement is ultimately upheld, we may attempt to license the same or similar rights from NMS or from alternative sources. There is no guarantee that we will be able to negotiate a new license with NMS, or that such a license would be available on commercially acceptable terms. Alternative sources of equivalent intellectual property or technology may not exist, may be protected by third-party rights, may be subject to other encumbrances, or may not be available to us on terms that allow us to operate our business profitably. The failure to obtain replacement rights could have a material adverse effect on our business.

Litigation Outcomes Are Inherently Unpredictable and Subject to Appeal

Even if we prevail at the trial court level, NMS may appeal such a ruling, which could result in a reversal or modification of a favorable judgment, require additional litigation costs, and extend the period of uncertainty. Conversely, if an initial ruling is adverse to us, we may elect to appeal, which would similarly extend the litigation timeline and associated costs and uncertainty. The appellate process can take years and may not result in a final resolution that is more favorable to us than the initial ruling.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 filed on Form 8-K on July 16, 2026)

4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 filed on Form 8-K on July 16, 2026)

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed on Form 8-K on July 16, 2026)

10.2	Employment Agreement dated August 10, 2026 between Mani Mohindru, Ph.D. and Cardiff Oncology, Inc.

10.3	Employment Agreement dated August 10, 2026 between Joshua Muntner and Cardiff Oncology, Inc.

10.4	Employment Agreement dated August 10, 2026 between Ajay Aggarwal, M.D. and Cardiff Oncology, Inc.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIFF ONCOLOGY, INC.

August 11, 2026	By:	/s/ Mani Mohindru
Mani Mohindru
Chief Executive Officer
(Principal Executive Officer)

CARDIFF ONCOLOGY, INC.

August 11, 2026	By:	/s/ Josh Muntner
Josh Muntner
Chief Financial Officer
(Principal Financial Officer)