Form 10-Q
period 2026-09-30
Cardiff Oncology, Inc.
filed 2026-11-12
CIK 1213037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the issuer had 77,795,249 shares of Common Stock issued and outstanding.

CARDIFF ONCOLOGY, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIFF ONCOLOGY, INC.

CONDENSED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$12,060	$17,470
Short-term investments	21,730	40,834
Accounts receivable and unbilled receivable	90	182
Prepaid expenses and other current assets	1,146	1,642
Total current assets	35,026	60,128
Property and equipment, net	364	578
Operating lease right-of-use assets	225	629
Other assets	799	549
Total Assets	$36,414	$61,884

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$693	$8,087
Accrued liabilities	7,358	7,577
Operating lease liabilities	265	730
Total current liabilities	8,316	16,394
Operating lease liabilities, net of current portion	—	102
Total Liabilities	8,316	16,496

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000 shares authorized; 277 designated as Series A Convertible Preferred Stock; 61 shares outstanding at September 30, 2026 and December 31, 2025 with liquidation preference of $1,135 and $1,117 at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 150,000 shares authorized; 77,795 and 68,305 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	8	7
Additional paid-in capital	488,666	475,361
Accumulated other comprehensive gain (loss)	(112)	50
Accumulated deficit	(460,464)	(430,030)
Total stockholders’ equity	28,098	45,388
Total liabilities and stockholders’ equity	$36,414	$61,884

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Royalty revenues	$171	$120	$316	$350
Costs and expenses:
Research and development	5,029	8,197	17,709	30,254
Selling, general and administrative	4,361	3,897	14,291	11,229
Total operating expenses	9,390	12,094	32,000	41,483

Loss from operations	(9,219)	(11,974)	(31,684)	(41,133)

Other income (expense), net:
Interest income	363	716	1,251	2,492
Other income (expense), net	(1)	—	(1)	6
Total other income (expense), net	362	716	1,250	2,498

Net loss	(8,857)	(11,258)	(30,434)	(38,635)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(18)	(18)

Net loss attributable to common stockholders	$(8,863)	$(11,264)	$(30,452)	$(38,653)

Net loss per common share — basic and diluted	$(0.12)	$(0.17)	$(0.43)	$(0.58)

Weighted-average shares outstanding — basic and diluted	76,178	66,879	71,004	66,644

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(8,857)	$(11,258)	$(30,434)	$(38,635)
Other comprehensive loss:
Unrealized gain (loss) on securities available- for-sale	(50)	33	(162)	16
Total comprehensive loss	(8,907)	(11,225)	(30,596)	(38,619)

Preferred stock dividend payable on Series A Convertible Preferred Stock	(6)	(6)	(18)	(18)

Comprehensive loss attributable to common stockholders	$(8,913)	$(11,231)	$(30,614)	$(38,637)

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2025	61	$—	68,305	$7	$475,361	$50	$(430,030)	$45,388
Stock-based compensation	—	—	—	—	1,660	—	—	1,660
Issuance of common stock upon exercise of stock options	—	—	65	—	105	—	—	105
Other comprehensive loss	—	—	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	—	—	(12,345)	(12,345)
Balance, March 31, 2026	61	—	68,370	7	477,126	(49)	(442,375)	34,709
Stock-based compensation	—	—	—	—	920	—	—	920
Issuance of common stock, net of expenses(1)	—	—	132	—	148	—	—	148
Other comprehensive loss	—	—	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	—	—	(9,232)	(9,232)
Balance, June 30, 2026	61	—	68,502	7	478,194	(62)	(451,607)	26,532
Stock-based compensation	—	—	—	—	1,343	—	—	1,343
Issuance of common stock and warrants, net of expenses(2)	—	—	9,293	1	9,129	—	—	9,130
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	—	—	(8,857)	(8,857)
Balance, September 30, 2026	61	$—	77,795	$8	$488,666	$(112)	$(460,464)	$28,098

(1) Net of expenses of $64

(2) Net of expenses of $920

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

CARDIFF ONCOLOGY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(30,434)	$(38,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	262	276
Stock-based compensation expense	3,923	4,432
Amortization of right-of-use assets	404	405
Accretion of discounts on short-term investments, net	(181)	(690)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	92	519
Prepaid expenses and other current assets	438	1,468
Other assets	(250)	(480)
Accounts payable and accrued liabilities	(7,614)	1,262
Operating lease liabilities	(567)	(513)
Net cash used in operating activities	(33,927)	(31,956)

Investing activities
Capital expenditures	(48)	(44)
Maturities of short-term investments	32,976	54,539
Purchases of short-term investments	(15,881)	(65,138)
Sales of short-term investments	2,086	1,236
Net cash provided by (used in) investing activities	19,133	(9,407)

Financing activities
Proceeds from sale of common stock and warrants	10,363	—
Payment of issuance costs	(1,085)	—
Proceeds from exercise of options	106	28
Net cash provided by financing activities	9,384	28
Net change in cash and cash equivalents	(5,410)	(41,335)
Cash and cash equivalents—Beginning of period	17,470	51,470
Cash and cash equivalents—End of period	$12,060	$10,135

See accompanying notes to the unaudited condensed financial statements.

CARDIFF ONCOLOGY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Business Organization and Overview

Cardiff Oncology, Inc. (“Cardiff Oncology” or the “Company”), headquartered in San Diego, California, is a clinical-stage biotechnology company advancing innovative cancer treatments focused on Polo-like Kinase 1 (“PLK1”) inhibition, a validated oncology target with practice-changing potential. The Company’s lead asset, onvansertib, is a highly specific, oral PLK1 inhibitor currently being evaluated in a Phase 2 trial for first-line treatment of RAS-mutated metastatic colorectal cancer (“mCRC”), addressing a large, underserved patient population with high unmet need. Onvansertib is also under investigation in other PLK1-driven cancers through investigator-initiated trials such as metastatic pancreatic ductal adenocarcinoma (“mPDAC”), small cell lung cancer (“SCLC”), metastatic triple negative breast cancer (“mTNBC”), and chronic myelomonocytic leukemia ("CMML"). These programs and the Company’s broader development strategy are designed to target tumor vulnerabilities and deliver improved clinical outcomes for patients with cancer. The Company's common stock is listed on the Nasdaq Capital Market under the ticker symbol "CRDF".

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

Going Concern Uncertainty

The Company has incurred net losses since its inception and has negative operating cash flows. As of September 30, 2026, the Company had $33.8 million in cash, cash equivalents and short-term investments, which is not sufficient to meet its funding requirements for at least the next 12 months following the filing of this Form 10-Q. Management has performed an analysis and concluded that there exists a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2026, there have been no changes to the Company’s significant accounting policies as described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

All financial information required for segment reporting that is provided to the chief operating decision-maker is contained within the financial statements and notes to financial statements, with the exception of the disaggregated amounts contained in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development:
Salaries and staff costs	$1,736	$1,843	$5,327	$5,946
Stock-based compensation	473	630	1,262	1,818
Clinical trials, outside services, and lab supplies	2,376	5,251	9,799	21,054
Facilities and other	444	473	1,321	1,436
Total research and development	$5,029	$8,197	$17,709	$30,254
Selling, general and administrative:
Salaries and staff costs	$724	$1,615	$4,568	$3,390
Stock-based compensation	870	754	2,661	2,614
Outside services and professional fees	2,388	1,120	5,826	3,980
Facilities and other	379	408	1,236	1,245
Total selling, general and administrative	$4,361	$3,897	$14,291	$11,229

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted net loss per share because their effect was anti-dilutive:

	September 30,
	2026	2025
Options to purchase Common Stock	10,971,943	11,243,888
Warrants to purchase Common Stock	9,757,732	1,076,046
Series A Convertible Preferred Stock	877	877
	20,730,552	12,320,811

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

3. Fair Value Measurements

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2026, and December 31, 2025:

	Fair Value Measurements at September 30, 2026
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$10,259	$—	$—	$10,259
U.S. treasury securities	1,626	—	—	1,626
Total included in cash and cash equivalents	11,885	—	—	11,885

Available for sale investments:
Certificate of deposit	—	1,317	—	1,317
Corporate debt securities	—	13,092	—	13,092
Commercial paper	—	1,921	—	1,921
U.S. government agencies	—	649	—	649
U.S. treasury securities	4,751	—	—	4,751
Total available for sale investments	4,751	16,979	—	21,730

Total assets measured at fair value on a recurring basis	$16,636	$16,979	$—	$33,615

	Fair Value Measurements at December 31, 2025
(in thousands)	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market fund	$17,169	$—	$—	$17,169
Total included in cash and cash equivalents	17,169	—	—	17,169

Available for sale investments:
Certificate of deposit	—	143	—	143
Corporate debt securities	—	28,669	—	28,669
Commercial paper	—	413	—	413
U.S. government agencies	—	2,876	—	2,876
U.S. treasury securities	8,733	—	—	8,733
Total available for sale investments	8,733	32,101	—	40,834

Total assets measured at fair value on a recurring basis	$25,902	$32,101	$—	$58,003

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer. There were no transfers into or out of Level 3 during the nine months ended September 30, 2026, and 2025.

4. Supplementary Balance Sheet Information

Investments available for sale

Investments available for sale consisted of the following:

	As of September 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$1,317	$—	$—	$1,317
Corporate debt securities	10,604	1	(44)	10,561
Commercial paper	1,921	—	—	1,921
U.S. government agencies	649	—	—	649
U.S. treasury securities	1,207	—	(1)	1,206
Total maturity less than 1 year	15,698	1	(45)	15,654
Maturity 1 to 2 years:
Corporate debt securities	2,557	—	(26)	2,531
U.S. treasury securities	3,587	—	(42)	3,545
Total maturity 1 to 2 years	6,144	—	(68)	6,076

Total short-term investments	$21,842	$1	$(113)	$21,730

	As of December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Maturity less than 1 year:
Certificate of deposit	$143	$—	$—	$143
Corporate debt securities	23,699	18	(2)	23,715
Commercial paper	413	—	—	413
U.S. government agencies	2,872	4	—	2,876
U.S. treasury securities	4,798	2	—	4,800
Total maturity less than 1 year	31,925	24	(2)	31,947
Maturity 1 to 2 years:
Corporate debt securities	4,940	15	(1)	4,954
U.S. treasury securities	3,919	14	—	3,933
Total maturity 1 to 2 years	8,859	29	(1)	8,887

Total short-term investments	$40,784	$53	$(3)	$40,834

The Company periodically reviews its portfolio of debt securities to determine if any investment is impaired due to credit loss or other potential valuation concerns. For debt securities where the fair value of the investment is less than the amortized cost basis, we have assessed at the individual security level for various quantitative factors including, but not limited to, the nature of the investments, changes in credit ratings, interest rate fluctuations, industry analyst reports, and the severity of impairment. Unrealized losses in investments available for sale debt securities at September 30, 2026, were substantially due to changes in interest rates, not due to increased credit risks associated with specific securities. Accordingly, the Company has not recorded an allowance for credit losses. It is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

There were no unrealized loss positions greater than one year as of September 30, 2026 and December 31, 2025.

Property and equipment

Property and equipment consisted of the following:

(in thousands)	As of September 30, 2026	As of December 31, 2025
Furniture and office equipment	$751	$1,051
Leasehold improvements	2,568	2,568
Laboratory equipment	1,426	1,426
Property and equipment, gross	4,745	5,045
Less—accumulated depreciation	(4,381)	(4,467)
Property and equipment, net	$364	$578

Depreciation expense for property and equipment recognized in operating results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Total depreciation expense	$88	$89	$262	$276

Accrued Liabilities

Accrued liabilities consisted of the following:

(in thousands)	As of September 30, 2026	As of December 31, 2025
Clinical trials	$3,816	$3,805
Accrued compensation	2,908	2,430
Unsettled investments payable	—	744
Research agreements and services	200	311
Other accrued liabilities	434	287
Total accrued liabilities	$7,358	$7,577

5. Stockholders’ Equity

Stock Options

Stock-based compensation expense related to Cardiff Oncology equity awards have been recognized in operating results as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Included in research and development expense	$473	$630	$1,262	$1,818
Included in selling, general and administrative expense	870	754	2,661	2,614
Total stock-based compensation expense	$1,343	$1,384	$3,923	$4,432

The unrecognized compensation cost related to non-vested stock options outstanding at September 30, 2026, net of estimated forfeitures, was $6.3 million, which is expected to be recognized over a weighted-average remaining vesting period of 2.7 years. The weighted-average remaining contractual term of outstanding options as of September 30, 2026, was approximately 5.8 years. The total fair value of stock options vested during the nine months ended September 30, 2026 and 2025, were $4.4 million and $4.4 million, respectively.

The estimated fair value of stock option awards was determined on the date of grant using the Black-Scholes option valuation model with the following assumptions during the following periods indicated:

	Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.67% - 4.15%	3.89% - 4.11%
Dividend yield	0%	0%
Expected volatility	96% - 102%	104% - 106%
Expected term (in years)	5.1 - 5.9	6.1 - 6.3

The weighted-average fair value per share of all options granted during the nine months ended September 30, 2026 and 2025, estimated as of the grant date using the Black-Scholes option valuation model, was $1.25 and $2.99 per share, respectively.

A summary of stock option activity and changes in stock options outstanding is presented below:

	Total Options	Weighted-Average Exercise Price Per Share	Intrinsic Value
Balance outstanding, December 31, 2025	10,757,293	$3.87	$2,678,115
Granted	2,961,459	$1.62
Exercised	(64,761)	$1.63
Forfeited	(1,596,506)	$3.28
Expired	(1,085,542)	$5.16
Balance outstanding, September 30, 2026	10,971,943	$3.23	$10,572
Exercisable at September 30, 2026	6,907,713	$3.80	$10,572
Vested and expected to vest at September 30, 2026	10,611,284	$3.27	$10,572

2021 Omnibus Equity Incentive Plan

In June 2021, the Company's stockholders approved the 2021 Omnibus Equity Incentive Plan ("2021 Plan"). As of September 30, 2026, the number of authorized shares in the 2021 Plan is equal to the sum of (i) 15,150,000 shares, plus (ii) the number of shares of Common Stock reserved, but unissued under the Company's 2014 Equity Incentive Plan (the "2014 Plan"), plus (iii) the number of shares of Common Stock underlying forfeited awards under the 2014 Plan. As of September 30, 2026, there were 8,070,136 shares available for issuance under the 2021 Plan.

2014 Equity Incentive Plan

Subsequent to the adoption of the 2021 Plan, no additional equity awards can be made under the terms of the 2014 Plan.

Inducement Grants

The Company issues equity awards to certain new employees as inducement grants outside of its 2021 Plan. As of September 30, 2026, an aggregate of 2,276,826 shares were issuable upon the exercise of inducement grant stock options approved by the Company.

Stock Option Modifications

The Company recorded $0.5 million of additional stock-based compensation expense during the nine months ended September 30, 2026 from stock option modifications. These modifications were the result of separation agreements entered into with Dr. Mark Erlander, former CEO, and James Levine, former CFO, on March 27, 2026 ("Agreement Date"). The modification date and valuation inputs were based on the Agreement Date. Dr. Erlander's stock options continued to vest through June 11, 2026, and all vested options will be exercisable until June 11, 2027. Mr. Levine's vested stock options will be exercisable until March 27, 2027. All of the additional stock-based compensation expense from these modifications was recorded during the nine months ended September 30, 2026.

Warrants

A summary of warrant activity and changes in warrants outstanding, classified as equity is presented below:

	Total Warrants	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term
Balance outstanding, December 31, 2025	432	$348.48	0.6 years
Issued	9,757,732	$1.31
Expired	(432)	$348.48
Balance outstanding, September 30, 2026	9,757,732	$1.31	5.7 years

Registered Direct Offering

Offering

On July 14, 2026, the Company entered into a securities purchase agreement with institutional investors and certain of its officers and directors (the "Insiders") to sell 9,293,079 shares of common stock, each with an accompanying warrant to purchase one share of common stock (the "Common Warrants"), at $1.05 per share and warrant for the investors and $1.455 for the Insiders. The offering closed on July 16, 2026. Gross proceeds were $10.05 million and net proceeds were $9.1 million after placement agent fees and other offering costs of $0.9 million.

Warrants

The Common Warrants have an exercise price of $1.31 ($1.33 for the Insiders), become exercisable on January 19, 2027, and expire five and one-half years thereafter. Stockholders approved the amendment to the Company's certificate of incorporation to increase the number of authorized shares on October 22, 2026. H.C. Wainwright & Co., LLC acted as placement agent and received a cash fee of 7.0% of gross proceeds, reimbursement of expenses (together $0.8 million) and warrants to purchase 464,654 shares at $1.3125 per share that expire on July 14, 2031 (the "Placement Agent Warrants" and, with the Common Warrants, the "Warrants"). The Company will also pay the placement agent 7.0% of the exercise price on any cash exercise of the Common Warrants.

Accounting

The Warrants are freestanding instruments classified in stockholders' equity under ASC 815-40 and are not remeasured while they remain equity-classified. Gross proceeds were allocated between the shares and the Common Warrants on a relative fair value basis, with $6.7 million allocated to common stock and additional paid-in capital and $3.4 million to the Common Warrants within additional paid-in capital. Fair values of the Warrants were estimated using the Black-Scholes model with the assumptions below. Offering costs were recorded as a reduction of additional paid-in capital, and the $0.3 million fair value of the Placement Agent Warrants was recorded as an offering cost with an equal increase in additional paid-in capital.

Black Scholes input	Common Warrants	Placement Agent Warrants
Risk-free interest rate	4.3%	4.2%
Dividend yield	0%	0%
Expected volatility	99.9%	99.4%
Expected term (in years)	6.0	5.0

Insider stock-based compensation

The Insiders are officers and directors, so the Company accounted for their shares and Common Warrants under ASC 718, Compensation - Stock Compensation. Their fair value exceeded the proceeds allocated to them, and the Company recorded stock-based compensation expense of $0.6 million during the three and nine months ended September 30, 2026, included in selling, general and administrative expense. The securities were fully vested at issuance.

Net loss per share

The Common Warrants participate in dividends and other distributions with common stock and are participating securities under the two-class method. No net loss is allocated to them because they have no obligation to share in losses.

Sale of Common Stock

During the nine months ended September 30, 2026 the Company received net proceeds of $0.1 million from the sale of 132,274 shares of common stock under the Sales Agreement with Jefferies LLC.

6. Commitments and Contingencies

Executive Agreements

Certain executive agreements provide for severance payments in the case of terminations without cause or certain change of control scenarios.

Research and Development Agreements

In March 2017, the Company entered into a license agreement with Nerviano Medical Sciences S.r.l. (“NMS”) (the “Agreement”) which granted the Company development and commercialization rights to NMS-1286937, which the Company refers to as onvansertib. Terms of the agreement also provide for the Company to pay development milestones up to an aggregate of $15 million, commercial milestones, and royalties based on sales volume. These potential development milestones include: (a) dosing of the first subject in the first Phase 3 Clinical Trial for the first Product, a registration enabling Phase 2 Clinical Trial, or after completion of a Phase 2 Clinical Trial that is used as the basis for an NDA submission; and (b) upon filing of the first NDA or equivalent for the first product candidate. The agreement was amended on September 14, 2026 as described below. During the nine months ended September 30, 2026, and 2025, no milestone or royalty payments were made.

The Company is a party to various agreements under which it licenses technology on an exclusive basis in the field of oncology therapeutics. These agreements include License fees, Royalties and Milestone payments. For the nine months ended September 30, 2026, and 2025, payments have not been material. The Company also has a legacy license agreement in the field of oncology diagnostics under which royalty payments are due to the Company. These royalty payments are calculated as a percent of revenue.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in matters may arise from time to time that may harm the Company’s business. As of the date of this report, management believes that there are no claims against the Company, which could result in a material adverse effect on the Company’s business or financial condition. The matter described below was resolved on September 14, 2026:

In February 2026, Nerviano Medical Sciences S.r.l. (“NMS”) notified the Company of an alleged breach of the parties’ license agreement relating to certain patent inventorship matters. In May 2026, the Company initiated litigation against NMS seeking declaratory relief regarding the inventorship dispute and the alleged breach, and NMS subsequently purported to terminate the license agreement.

On May 19, 2026, the Company filed a lawsuit against NMS captioned Cardiff Oncology, Inc. v. Nerviano Medical Sciences S.r.l., Case No. 3:26-cv-03131-RBM-JLB in the United States District Court of the Southern District of California (the "Litigation") seeking a declaratory judgment on inventorship and that the Company did not breach the Agreement.

On September 14, 2026, the Company and NMS entered into a settlement agreement resolving the litigation. The parties agreed to dismiss the litigation with prejudice and mutually release claims relating to the litigation and license agreement. Neither party admitted liability or made any monetary payment to the other in connection with the settlement. In connection with the settlement, the parties also amended certain terms of the license agreement to, among other things, revise certain exclusivity and royalty provisions, provide for potential development milestone and performance-related payments associated with the Company’s Phase 3 program, modify certain post-termination and assignment-related payment provisions, establish additional governance and reporting rights for NMS, and revise the provisions governing termination for cause.

Pursuant to the amended license agreement, the Company may potentially be required to make certain performance-related payments to NMS based on the progress of the Company's Phase 3 trial. Based on the Company’s current development plans and assessment of the applicable conditions, no amounts have been accrued as of September 30, 2026 related to these potential payments. Any amounts paid under these provisions may be credited against certain future royalty or additional license fee payments otherwise payable to NMS.

7. Subsequent Events

Increase in Authorized Shares

On October 22, 2026, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, increasing the number of authorized shares of common stock from 150,000,000 to 300,000,000. Such amendment was filed with the Secretary of State of the State of Delaware on October 22, 2026.

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

Our Lead Drug Candidate, Onvansertib

We believe the attributes of onvansertib and its early clinical evidence of favorable safety and efficacy, with expected on-target, manageable and tolerable side effects, may prove beneficial in addressing clinical therapeutic needs across a variety of cancers. Key attributes of onvansertib include:

•
Highly potent and highly selective against the PLK1 enzyme (IC50 = 2 nM; IC50 is the concentration for 50% inhibition), compared to prior PLK1 inhibitors that were pan-inhibitors of several PLK targets. Low or no activity of onvansertib was observed on a panel of 63 kinases (IC50>500 nM), including the PLK members PLK2 and PLK3 (IC50>10,000 nM);
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

There are ongoing clinical trials of onvansertib in select cancer indications: one trial (CRDF-004) in first-line treatment in patients with RAS-mutated mCRC, and investigator-initiated trials in relapsed/refractory or advanced CMML as monotherapy, second-line relapsed SCLC as monotherapy, and second-line unresectable locally advanced or metastatic TNBC.

RAS-mutated mCRC Program:

CRDF-004 Randomized Clinical Trial in First-Line RAS-mutated mCRC

CRDF-004 is a Phase 2, randomized, controlled, open label multi-center clinical trial to assess the efficacy of two different doses of onvansertib (20 mg and 30 mg) in combination with FOLFIRI/bev or FOLFOX/bev, compared with FOLFIRI/bev or FOLFOX/bev SoC alone, for the treatment of mCRC in patients with a KRAS or NRAS mutation in the first-line setting. Trial endpoints include objective response rate ("ORR"), progression-free survival ("PFS") and duration of response ("DoR") together with pharmacokinetics, pharmacodynamics and safety assessments. The primary goal of the clinical trial is to select the safe and efficacious dose of onvansertib plus appropriate standard of care regimen for the Phase 3 trial based on a benefit-risk assessment of the totality of the evidence, including differences between the onvansertib and SoC arms. The trial enrolled 110 patients in the intent-to-treat ("ITT") population and is being conducted in partnership with Pfizer Ignite, an end-to-end service for biotech companies. For more information, please visit NCT06106308 at www.clinicaltrials.gov.

Data highlights from the ongoing Phase 2 trial were presented at the American Society of Clinical Oncology ("ASCO") Meeting on June 2, 2026, using a data cut of March 18, 2026. Overall, results showed that the onvansertib 30 mg + FOLFIRI/bev regimen, demonstrated deep and durable tumor shrinkage, including clinically meaningful improvements in ORR and PFS compared to SoC alone, with no additive adverse events. In the ITT population, the 30 mg onvansertib arm in combination with FOLFIRI/ bev (the dose selected for the registrational program), achieved:

•
Primary endpoint of confirmed objective response rate of 72.2% (13/18), compared with 42.1% (8/19) for FOLFIRI/bev alone, a 30 percentage point improvement over SoC. The responses were deeper and more durable in the onvansertib arm.
•
Secondary endpoint of PFS hazard ratio ("HR") of 0.55 (95% CI: 0.15–2.09) and 0.57 (95% CI: 0.20–1.65) vs. FOLFIRI/bev by Blinded Independent Central Review ("BICR") and investigator assessment ("IA"), respectively.
•
Median PFS was not reached in the 30 mg onvansertib + FOLFIRI/bev arm, but has been reached in both SoC arms. Four patients remained on onvansertib treatment beyond 15 months, including 2 beyond 20 months.

No meaningful differences in efficacy were observed between the onvansertib + FOLFOX/bev arms and FOLFOX/bev alone.

Safety/Tolerability

Onvansertib in combination with both chemotherapy (FOLFIRI or FOLFOX)/bev regimens was well-tolerated. There were no apparent differences in the frequency or severity of adverse events. Grade 3 or higher adverse events were infrequent, with neutropenia being the most common treatment-emergent adverse event across both the onvansertib combination and SoC arms.

The Phase 2 trial is still ongoing and as of a September 28, 2026, 6 patients remain on the FOLFIRI/bev regimen with 5 patients in the onvansertib (20 or 30 mg) plus FOLFIRI/bev arms and one patient on FOLFIRI/bev SoC. Median PFS was still not reached in the 30 mg onvansertib plus FOLFIRI/bev arm and patients who remain in the 30 mg onvansertib + FOLFIRI/bev arm have been on onvansertib treatment for at least 21 months, with the longest duration of treatment being over 29 months.

In April 2026 we held our End-of-Phase 2 Type B meeting with the U.S. Food and Drug Administration ("FDA"). Incorporating FDA feedback, we have designed the registrational Phase 3 trial (CRDF-005) as a global randomized, controlled trial that will evaluate the safety and efficacy of onvansertib 30 mg + FOLFIRI/bev versus SoC FOLFIRI/bev as first-line therapy in patients with RAS-mutated mCRC. We expect to enroll approximately 640 patients across sites in the US, Europe and other regions. Additional details of the trial will be disclosed upon of initiation of the trial.

Additionally, we have initiated the process of soliciting scientific advice from the European Medicines Agency ("EMA") on our Phase 3 plans. We remain on track with the manufacturing of clinical material and also with companion diagnostic related regulatory activities as we prepare for the registrational trial.

Other Clinical Programs:

We support certain investigator-initiated trials by supplying onvansertib to academic clinicians who conduct clinical trials independently. These studies allow us to tap into the expertise of independent clinicians and academic investigators to explore new therapeutic indications or new dosage regimens at a low cost to us. By facilitating independent research, we have the opportunity to gain valuable evidence and safety data that can inform future regulatory decisions or improve our understanding of onvansertib’s efficacy. Furthermore, supporting investigator-initiated trials helps to strengthens relationships with key opinion leaders.

Phase 1b/2 Investigator-Initiated Clinical Trial in First-Line mPDAC

In February 2024, the FDA approved NALIRIFOX as a first-line treatment option for mPDAC. As a result, we are currently supporting an investigator-initiated mPDAC Phase 1b/2 trial of onvansertib in combination with first-line SoC NALIRIFOX, at the University of Kansas Medical Center. The trial has completed enrollment, and data will be disclosed by the investigator after completion of the trial. For more information, please visit NCT06736717 at www.clinicaltrials.gov.

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

Phase 2 Investigator-Initiated Clinical Trial in SCLC

A single-arm, two-stage, Phase 2 trial of onvansertib monotherapy in patients with relapsed SCLC at the University of Maryland, Baltimore completed enrollment of 15 patients in Stage 1, with the study proceeding to Stage 2 if two or more Stage 1 patients achieve an objective response. Stage 2 is designed to enroll an additional 20 patients. The primary endpoint of the trial is ORR, while key secondary endpoints include PFS and OS. For more information, please visit NCT05450965 at www.clinicaltrials.gov.

An examination of the safety data from the first six patients by the institutional review board confirmed the trial can continue to enroll as planned. Preliminary efficacy data for seven patients presented on September 26, 2023, showed one confirmed partial response (“PR”), three stable disease (“SD”) and three progressive disease (“PD”). The disease control rate ("DCR"), including PR and SD, is 57% (4 of 7 patients).

Phase 1b Investigator-Initiated Clinical Trial in mTNBC

A single-arm, Phase 1b trial of onvansertib in combination with paclitaxel in patients with unresectable locally advanced or metastatic TNBC at Dana Farber Cancer Institute ("DFCI") has completed enrollment. The trial was designed to treat approximately 14-16 patients with different doses of onvansertib in combination with a fixed dose of paclitaxel to determine the maximum tolerated dose and the safety and efficacy of onvansertib in combination with paclitaxel. For more information, please visit NCT05383196 at www.clinicaltrials.gov.

In June 2025, the investigator presented data from this trial at ASCO:

•
Patients enrolled in the trial had received a median of 3 prior lines of chemotherapy.
•
Onvansertib in combination with paclitaxel demonstrated a 40% objective response rate by Response Evaluation Criteria in Solid Tumors ("RECIST") 1.1 at the recommended Phase 2 dose ("RP2D") of 18 mg/m2 (n=10), with two confirmed partial responses and two unconfirmed partial responses.
•
The combination of onvansertib and paclitaxel was well-tolerated and demonstrated a safe and manageable toxicity profile with myelosuppression being the most common adverse event.
•
These clinical data further support the potential exploration of the combination of onvansertib plus paclitaxel for the treatment of mTNBC.

Phase 1 Investigator-Initiated Clinical Trial in CMML

This Phase 1 trial is designed to evaluate the safety, effectiveness, and best dose of onvansertib as a monotherapy for the treatment of patients with CMML and myelodysplastic syndrome/myeloproliferative neoplasm ("MDS/MPN") overlap neoplasms that have come back (recurrent) or that do not respond to treatment (refractory). For more information, please visit NCT05549661 at www.clinicaltrials.gov.

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

Additional updated data will be presented at ASH meeting in December 2026.

These findings, together with the previously reported preliminary results from an investigator-initiated trial in small cell lung cancer, support onvansertib’s single-agent activity across both hematologic and solid tumors.

Recent Updates

Appointment of Interim Chief Medical Officer

On October 27, 2026, we announced that Leila Alland, MD, has been appointed interim Chief Medical Officer, effective immediately. Roger Sidhu, MD, FRCPC, Chief Medical Officer, has stepped down from his role.

Received FDA Orphan Drug Designation for Onvansertib in CMML and SCLC

On October 21, 2026, the FDA granted Orphan Drug Designation to onvansertib for the treatment of patients with CMML. On November 09, 2026, the FDA granted Orphan Drug Designation to onvansertib for the treatment of patients with SCLC. The designation is intended to support the development of therapies for rare diseases and may provide certain regulatory and financial incentives.

Critical Accounting Estimates

Our accounting policies are described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS of our Annual Report on Form 10-K as of and for the year ended December 31, 2025, filed with the SEC on February 24, 2026. There have been no changes to our critical accounting estimates since December 31, 2025.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2026 and 2025

Revenues

Total revenues were $0.2 million for the three months ended September 30, 2026, as compared to $0.1 million for the prior period. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Three Months Ended September 30,
(in thousands)	2026	2025	Increase (Decrease)
Salaries and staff costs	$1,736	$1,843	$(107)
Stock-based compensation	473	630	(157)
Clinical trials, outside services, and lab supplies	2,376	5,251	(2,875)
Facilities and other	444	473	(29)
Total research and development	$5,029	$8,197	$(3,168)

Research and development expenses decreased by $3.2 million for the three months ended September 30, 2026, compared to the same period in 2025. The overall decrease of research and development expenses was related to the completion of clinical trials, as well as fewer patients still on treatment in our Phase 2 mCRC trial, a reduction in pre-clinical activities and completion of CMC activities as we focus on our upcoming Phase 3 mCRC trial.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Three Months Ended September 30,
(in thousands)	2026	2025	Increase (Decrease)
Salaries and staff costs	$724	$1,615	$(891)
Stock-based compensation	870	754	116
Outside services and professional fees	2,388	1,120	1,268
Facilities and other	379	408	(29)
Total selling, general and administrative	$4,361	$3,897	$464

Selling, general and administrative expenses increased by $0.5 million for the three months ended September 30, 2026, compared to the same period in 2025. The overall increase in expenses, primarily from outside services and professional fees, was primarily related to attorney costs for our intellectual property dispute with NMS. The litigation was resolved on September 14, 2026. The decrease in salaries and staff costs was primarily from an employee severance agreement within the prior period.

Interest Income

Interest income was $0.4 million for the three months ended September 30, 2026 as compared to $0.7 million for the same period of 2025. Our interest income is primarily from our short-term investment portfolios and money market accounts. The amount of interest income earned varies each period based on the balance of our accounts and interest rates.

Nine Months Ended September 30, 2026 and 2025

Revenues

Total revenues were $0.3 million for the nine months ended September 30, 2026, as compared to $0.4 million for the same period in 2025. Revenues are from our sales-based or usage-based royalties on other intellectual property licenses, unrelated to onvansertib. Revenue recognition of the royalty depends on the timing and overall sales activities of the licensees.

Research and Development Expenses

Research and development expenses consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Increase (Decrease)
Salaries and staff costs	$5,327	$5,946	$(619)
Stock-based compensation	1,262	1,818	(556)
Clinical trials, outside services, and lab supplies	9,799	21,054	(11,255)
Facilities and other	1,321	1,436	(115)
Total research and development	$17,709	$30,254	$(12,545)

Research and development expenses decreased by $12.5 million for the nine months ended September 30, 2026, compared to the same period in 2025. The overall decrease of research and development expenses was related to the completion of clinical trials, as well as fewer patients still on treatment in our Phase 2 mCRC trial, a reduction in pre-clinical activities and completion of CMC activities as we focus on our upcoming Phase 3 mCRC trial.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2026	2025	Increase (Decrease)
Salaries and staff costs	$4,568	$3,390	$1,178
Stock-based compensation	2,661	2,614	47
Outside services and professional fees	5,826	3,980	1,846
Facilities and other	1,236	1,245	(9)
Total selling, general and administrative	$14,291	$11,229	$3,062

Selling, general and administrative expenses increased by $3.1 million for the nine months ended September 30, 2026, compared to the same period in 2025. The increase was driven by legal and professional fees incurred in connection with our intellectual property dispute with NMS, which was resolved on September 14, 2026, as well as employee severance costs recognized during the current period.

Interest Income

Interest income was $1.3 million for the nine months ended September 30, 2026 as compared to $2.5 million for the same period of 2025. Our interest income is primarily from our short-term investment portfolios and money market accounts. The amount of interest income earned varies each period based on the balance of our accounts and interest rates.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026, and December 31, 2025, we had working capital of $26.7 million and $43.7 million, respectively.

We have incurred net losses since our inception and have negative operating cash flows. As of September 30, 2026, we had $33.8 million in cash, cash equivalents and short-term investments. Based on our current projections, we expect that our capital resources are sufficient to fund our operations to the end of the third quarter of 2027, which is not sufficient to meet our funding requirements for at least the next 12 months following the issuance of our financial statements. Management has performed an analysis and concluded that there exists a substantial doubt about our ability to continue as a going concern, see Note 1 Business Organization and Overview - Going Concern Uncertainty to the financial statements for additional details.

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

Cash Flow Summary

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(33,927)	$(31,956)
Net cash provided by (used in) investing activities	19,133	(9,407)
Net cash provided by financing activities	9,384	28
Net change in cash and cash equivalents	$(5,410)	$(41,335)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026, was $33.9 million. Our primary use of cash was from our net loss of $30.4 million, adjusted for non-cash items of $4.4 million primarily related to stock-based compensation. The net change in our operating assets and liabilities increased cash used in operations by $7.9 million.

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

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2026 was $19.1 million, primarily related to maturities in excess of purchases of marketable securities.

Net cash used in investing activities for the nine months ended September 30, 2025 was $9.4 million, primarily related to purchases in excess of maturities and sales of marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $9.4 million from sales of common stock, warrants and employee stock options exercises.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $28,000, from employee stock options exercises.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer (CEO) and principal financial officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2026, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information called for by this item is incorporated herein by reference to the information set forth in "Note 6. Commitments and Contingencies” in the Notes to Condensed Financial Statements included in Item 1 of this Report.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Cardiff Oncology, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on October 27, 2026)

10.1

Amendment to License Agreement, dated as of September 14, 2026 by and between Cardiff Oncology, Inc. and Nerviano Medical Sciences S.r.l* (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 14, 2026)

10.2	Amended and Restated Consulting Agreement between Cardiff Oncology, Inc. and Leila Alland Md Consultancy LLC dated October 23, 2026.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARDIFF ONCOLOGY, INC.

November 12, 2026	By:	/s/ Mani Mohindru
Mani Mohindru
Chief Executive Officer
(Principal Executive Officer)

CARDIFF ONCOLOGY, INC.

November 12, 2026	By:	/s/ Josh Muntner
Josh Muntner
Chief Financial Officer
(Principal Financial Officer)